Form 10-Q
period 2009-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2009-07-30
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 24, 2009 — 57,385,956.

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
While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could claim to be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. The building materials industry has been subject to claims relating to silicates, mold, PCBs, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues, and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the costs to defend or resolve such claims.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2009	2008	2009	2008
Net sales	$705.7	$926.8	$1,374.0	$1,755.0
Cost of goods sold	541.7	701.6	1,078.6	1,343.9

Gross profit	164.0	225.2	295.4	411.1

Selling, general and administrative expenses	127.3	147.0	264.5	306.8
Restructuring charges, net	—	—	—	0.8
Equity earnings from joint venture	(10.4)	(18.5)	(17.3)	(31.7)

Operating income	47.1	96.7	48.2	135.2

Interest expense	4.5	7.8	9.0	16.2
Other non-operating expense	0.2	0.1	0.3	0.4
Other non-operating (income)	(0.6)	(2.1)	(1.7)	(6.4)

Earnings from continuing operations before income taxes	43.0	90.9	40.6	125.0

Income tax expense	14.7	38.5	23.5	57.5

Earnings from continuing operations	28.3	52.4	17.1	67.5

Earnings from discontinued operations, net of income tax of $0.0, $0.0, $0.0 and $0.4	—	—	—	0.1

Net earnings	$28.3	$52.4	$17.1	$67.6

Earnings per share of common stock, continuing operations:
Basic	$0.50	$0.92	$0.30	$1.19
Diluted	$0.50	$0.92	$0.30	$1.19

Earnings per share of common stock, discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Net earnings per share of common stock:
Basic	$0.50	$0.92	$0.30	$1.19
Diluted	$0.50	$0.92	$0.30	$1.19

Average number of common shares outstanding:
Basic	56.5	56.4	56.5	56.3
Diluted	56.5	56.4	56.5	56.4
See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$402.8	$355.0
Accounts and notes receivable, net	303.1	247.9
Inventories, net	487.1	544.0
Deferred income taxes	18.9	14.4
Income tax receivable	24.4	22.0
Other current assets	60.3	78.2

Total current assets	1,296.6	1,261.5

Property, plant and equipment, less accumulated depreciation and amortization of $346.7 and $278.9, respectively	926.2	954.2

Prepaid pension costs	22.8	0.3
Investment in affiliate	199.4	208.2
Intangible assets, net	619.3	626.3
Deferred income taxes	199.6	219.6
Other noncurrent assets	82.6	81.7

Total assets	$3,346.5	$3,351.8

Liabilities and Equity
Current liabilities:
Short-term debt	$2.4	$1.3
Current installments of long-term debt	37.2	40.9
Accounts payable and accrued expenses	324.2	337.0
Income tax payable	2.0	1.6
Deferred income taxes	4.6	4.6

Total current liabilities	370.4	385.4

Long-term debt, less current installments	448.8	454.8
Postretirement and postemployment benefit liabilities	310.9	312.8
Pension benefit liabilities	198.3	211.4
Other long-term liabilities	58.4	62.4
Income taxes payable	165.4	164.7
Deferred income taxes	11.1	9.0

Total noncurrent liabilities	1,192.9	1,215.1
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,386,338 shares and 57,049,495 shares, respectively	0.6	0.6
Capital in excess of par value	2,029.8	2,024.7
Retained earnings	83.8	66.7
Accumulated other comprehensive (loss)	(339.3)	(348.8)

Total shareholders’ equity	1,774.9	1,743.2
Non-controlling interest	8.3	8.1

Total equity	1,783.2	1,751.3

Total liabilities and equity	$3,346.5	$3,351.8

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts in millions)
Unaudited

	Six Months Ended June 30, 2009
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.1		—		$8.1

Common stock:
Balance at beginning of year and June 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Share-based employee compensation	5.1		5.1		—

Balance at June 30	$2,029.8		$2,029.8		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	17.3	$17.3	17.1	$17.1	0.2	$0.2

Balance at June 30	$84.0		$83.8		$0.2

Accumulated other comprehensive (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	13.7		13.7		—
Derivative (loss) gain, net	(2.4)		(2.4)		—
Pension and postretirement adjustments	(1.8)		(1.8)		—

Total other comprehensive income	9.5	9.5	9.5	9.5	—	—

Balance at June 30	$(339.3)		$(339.3)		—

Comprehensive income		$26.8		$26.6		0.2

Total equity	$1,783.2		$1,774.9		$8.3

	Six Months Ended June 30, 2008
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$7.4		—		$7.4

Common stock:
Balance at beginning of year and June 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,112.6		—
Share-based employee compensation	3.7		3.7		—
Dividends in excess of retained earnings	(95.4)		(95.4)		—

Balance at June 30	$2,020.9		$2,020.9		—

Retained earnings:
Balance at beginning of year	$147.5		$147.5		—
Net earnings for period	67.7	$67.7	67.6	$67.6	$0.1	$0.1
Dividends	(161.8)		(161.8)		—

Balance at June 30	$53.4		$53.3		$0.1

Accumulated other comprehensive income:
Balance at beginning of year	$176.0		$176.0		—
Foreign currency translation adjustments	13.9		13.4		$0.5
Derivative gain (loss), net	15.3		15.3		—
Pension and postretirement adjustments	1.3		1.3		—

Total other comprehensive income	30.5	30.5	30.0	30.0	0.5	0.5

Balance at June 30	$206.5		$206.0		$0.5

Comprehensive income		$98.2		$97.6		$0.6

Total equity	$2,288.8		$2,280.8		$8.0

See accompanying notes to condensed consolidated financial statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$17.1	$67.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74.2	74.6
Deferred income taxes	17.5	29.5
Share-based compensation	4.9	3.7
Equity earnings from affiliates, net	(17.3)	(31.7)
Distributions from equity affiliate	—	27.0
U.S. pension credit	(29.1)	(31.5)
Changes in operating assets and liabilities:
Receivables	(53.5)	(55.1)
Inventories	58.9	(26.4)
Other current assets	3.1	1.9
Other noncurrent assets	(0.3)	(1.5)
Accounts payable and accrued expenses	(13.1)	(49.2)
Income taxes payable	(0.9)	17.8
Other long-term liabilities	(10.8)	(9.6)
Cash distributed under the POR	—	(2.6)
Other, net	(0.3)	(0.2)

Net cash provided by operating activities	50.4	14.3

Cash flow from investing activities:
Purchases of property, plant and equipment	(36.6)	(32.4)
Divestitures (acquisitions)	8.0	(0.8)
Return of investment from equity affiliate	26.0	—
Other, net	1.4	—

Net cash (used for) investing activities	(1.2)	(33.2)

Cash flows from financing activities:
Increase in short-term debt, net	1.1	4.3
Issuance of long-term debt	2.5	4.9
Payments of long-term debt	(12.3)	(8.9)
Financing costs	—	(2.6)
Special dividend paid	—	(256.4)

Net cash (used for) financing activities	(8.7)	(258.7)

Effect of exchange rate changes on cash and cash equivalents	7.3	3.5

Net increase (decrease) in cash and cash equivalents	47.8	(274.1)
Cash and cash equivalents at beginning of year	355.0	514.3

Cash and cash equivalents at end of period	$402.8	$240.2

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
On December 6, 2000 AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of its asbestos liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. and Desseaux Corporation of North America, Inc. On October 2, 2006, when all conditions precedent were met, AWI’s court-approved Plan of Reorganization (“POR”) became effective, and AWI emerged from Chapter 11. See Note 1 to our 2008 Form 10-K for more information on the Chapter 11 Case.
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
Certain amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2009 presentation.
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
In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was generally effective for fiscal years beginning after November 15, 2007. However the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. There was no material impact from our adoption of the remaining portions of FAS 157 on January 1, 2009.
In December 2007 the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is immaterial for the three and six months ended June 30, 2009, and, therefore, is included in consolidated net income on the face of the income statement. FAS 160 also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of Statement of Financial Accounting Standards No. 141R, “Business Combinations”. FAS 160 was effective for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008. As a result of the adoption of this pronouncement on January 1, 2009, we recast our December 31, 2008 balance sheet to move $8.1 million from minority interest ($7.0 million within

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Liabilities) and other comprehensive income ($1.1 million within Equity) to non-controlling interest (within Equity).
In November 2008 the FASB issued Emerging Issues Task Force No. 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations”. EITF 08-6 discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. EITF 08-6 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. EITF 08-6 was effective prospectively for interim periods and fiscal years beginning after December 15, 2008. There was no material impact from our adoption of EITF 08-6 on January 1, 2009.
Effective January 1, 2009 we prospectively implemented the provisions of Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 enhances the disclosure requirements of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
Effective January 1, 2009, we adopted FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method as described in Statement of Finanacial Acoounting Standard No. 128, “Earnings Per Share.” A portion of our unvested restricted shares, restricted stock units and performance restricted shares are considered participating securities. All prior-period EPS data presented has been adjusted retrospectively to conform to the provisions of FSP EITF No. 03-6-1.
In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. FAS 165 is effective for annual and interim periods ending after June 15, 2009 and should be applied prospectively. We have evaluated subsequent events through the issuance of the second quarter 10-Q on July 30, 2009.
In June 2009 the FASB issued Statement of Financial Accounting Standards No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. FIN 46 (R)”, which amends the consolidation guidance applicable to variable interest entities. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact of the January 1, 2010 adoption of this Statement on our financial statements.
Operating results for the second quarter of 2009 and first six months of 2009 and the corresponding periods of 2008 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales to external customers	2009	2008	2009	2008
Resilient Flooring	$270.3	$343.9	$511.5	$636.6
Wood Flooring	127.8	168.8	249.6	329.1
Building Products	268.7	365.2	535.6	696.3
Cabinets	38.9	48.9	77.3	93.0

Total sales to external customers	$705.7	$926.8	$1,374.0	$1,755.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment operating income (loss)	2009	2008	2009	2008
Resilient Flooring	$7.5	$14.6	$(5.4)	$7.4
Wood Flooring	0.9	12.4	(6.9)	14.9
Building Products	43.1	70.9	74.9	125.9
Cabinets	(2.5)	0.9	(7.0)	(2.8)
Unallocated Corporate (expense)	(1.9)	(2.1)	(7.4)	(10.2)

Total consolidated operating income	$47.1	$96.7	$48.2	$135.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total consolidated operating income	$47.1	$96.7	$48.2	$135.2
Interest expense	4.5	7.8	9.0	16.2
Other non-operating expense	0.2	0.1	0.3	0.4
Other non-operating income	(0.6)	(2.1)	(1.7)	(6.4)

Earnings from continuing operations before income taxes	$43.0	$90.9	$40.6	$125.0

	June 30,	December 31,
Segment assets	2009	2008
Resilient Flooring	$690.4	$670.2
Wood Flooring	450.4	470.9
Building Products	1,000.8	1,049.6
Cabinets	67.8	71.2

Total segment assets	2,209.4	2,261.9
Assets not assigned to segments	1,137.1	1,089.9

Total consolidated assets	$3,346.5	$3,351.8

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The European Resilient Flooring business has incurred operating losses and negative cash flows for several years, with recent performance impacted by deteriorating market conditions. During the second quarter of 2009, we conducted our annual strategic planning process and now expect this negative performance will continue for some time.
Because the projected undiscounted cash flows are not sufficient to recover the net book value of the fixed assets, we compared the fair value of the assets to the carrying amount in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. The fair values were determined by management estimates of market prices of the related fixed assets (considered Level 3 inputs in the fair value hierarchy as described in Note 13). Based upon currently available information, fair value estimates indicated that there was no impairment. However, as additional actions are taken or additional information becomes available, future charges may be necessary.
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
On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the criteria of FAS 144. The sale transaction was completed in April 2007 and total proceeds of $58.8 million were received during 2007. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert and on December 30, 2008 a final decision was reached with all disputed items awarded in our favor. The disputed amount was recorded as a receivable since April 2007 with the interest receivable recorded in December 2008 (included as part of ‘Other current assets’). Full payment of $8.0 million was received in January 2009. There was no impact to earnings in the reported periods other than a loss on expected disposal of discontinued operations of $0.5 million recorded in the six months ended June 30, 2008.
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30,	December 31,
	2009	2008
Customer receivables	$339.4	$287.1
Customer notes	4.9	6.7
Miscellaneous receivables	7.8	8.6
Less allowance for discounts, warranties and losses	(49.0)	(54.5)

Net accounts and notes receivable	$303.1	$247.9

The increase in accounts and notes receivable is primarily due to higher sales in June 2009 as compared to December 2008.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 5. INVENTORIES

	June 30,	December 31,
	2009	2008
Finished goods	$317.7	$371.2
Goods in process	40.2	39.6
Raw materials and supplies	141.3	152.7
Less LIFO and other reserves	(12.1)	(19.5)

Total inventories, net	$487.1	$544.0

We have reduced inventories due to sales and market conditions.
NOTE 6. OTHER CURRENT ASSETS

	June 30,	December 31,
	2009	2008
Prepaid expenses	$28.0	$34.5
Fair value of derivative asset	4.8	11.7
Receivable related to discontinued operations	—	8.0
Assets held for sale	7.7	7.8
Other	19.8	16.2

Total other current assets	$60.3	$78.2

NOTE 7. EQUITY INVESTMENTS
Investment in affiliate of $199.4 million at June 30, 2009 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11 in 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in our 2008 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$81.3	$126.2	$156.6	$224.1
Gross profit	31.2	49.6	55.1	87.5
Net earnings	24.2	40.5	41.1	70.1

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of June 30, 2009 and December 31, 2008.

		June 30, 2009		December 31, 2008
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.4	$23.5	$171.4	$19.2
Developed technology	15 years	81.0	14.8	81.0	12.0
Other	Various	11.1	0.4	9.5	0.3

Total		$263.5	$38.7	$261.9	$31.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	394.5		395.9

Total other intangible assets		$658.0		$657.8

Aggregate Amortization Expense
For the six months ended June 30, 2009		$7.2
For the six months ended June 30, 2008		$7.2
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2009	2008
Payables, trade and other	$163.9	$179.3
Employment costs	106.0	107.1
Other	54.3	50.6

Total accounts payable and accrued expenses	$324.2	$337.0

The decrease in accounts payable and accrued expenses is primarily due to reduction in production activity in response to current market conditions.
NOTE 10. SEVERANCE AND RELATED COSTS
In the first quarter of 2009, we recorded $8.9 million of severance and related expenses to reflect the separation costs for approximately 800 employees. The charges were recorded in SG&A expenses ($4.5 million) and cost of goods sold ($4.4 million).
In the first quarter of 2008, we recorded $6.1 million of severance and related expenses to reflect the termination costs for certain corporate employees. We also recorded a reduction of our stock compensation expense of $1.5 million related to stock grants that were forfeited by these employees. These costs were recorded as SG&A expenses.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 11. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings from continuing operations before income taxes	$43.0	$90.9	$40.6	$125.0
Income tax expense	14.7	38.5	23.5	57.5
Effective tax rate	34.2%	42.4%	57.9%	46.0%
The effective tax rate for the second quarter of 2009 was lower than the comparable period of 2008 due to the recognition of a previously unrecognized tax benefit that was partially offset by higher unbenefited foreign losses.
The effective tax rate for the first six months of 2009 was higher than the first six months of 2008 due to higher unbenefited foreign losses that were partially offset by the recognition of a previously unrecognized tax benefit.
During the first six months of 2009, we recognized $2.3 million of interest expense on unrecognized federal income tax benefits. Except as discussed below, we do not expect to record any other material changes during 2009 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2008.
In October, 2007, we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds resulted from the carryback of a portion of net operating losses created by the funding of the Asbestos PI Trust in October 2006. The refunds were subject to an examination by the Internal Revenue Service (“IRS”). Upon receipt of the refunds in the fourth quarter of 2007, we recorded a liability of $144.6 million pending completion of the IRS audit. We also recorded a non-current deferred tax asset of $144.6 million for future tax benefits that would result from a disallowance of the refunds. In addition, we accrued $10.0 million of interest since the fourth quarter of 2007 on this unrecognized tax benefit as income tax expense.
During the second quarter of 2009, the IRS approved the above refunds. Under the Internal Revenue Code, the refunds were subject to further review and approval by the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”). In July 2009, we were notified by the IRS that the Joint Committee had approved our refunds. Therefore, in the third quarter of 2009, we will record a decrease in the liability for previously unrecognized tax benefits of $154.6 million. We will also record a decrease in non-current deferred tax assets of $144.6 million for the reduction in future tax benefits from the settlement of this tax position. As a result, we will record a reduction to income tax expense of $10.0 million in the third quarter of 2009 for the settlement of this tax position.
We have accrued U.S. income taxes of approximately $50 million through the second quarter of 2009 for unremitted earnings of foreign subsidiaries that are not considered to be permanently reinvested. Due to the uncertainties regarding the net operating loss carryover issue discussed above, we have provided a valuation allowance of approximately $30 million on the foreign tax credits that would be available upon a distribution of these unremitted earnings. With the settlement of the IRS audit in July 2009, the uncertainty regarding the net operating loss carryover period is eliminated. Therefore, in the third quarter of 2009, we expect to reduce the amount of the valuation allowance on these foreign tax credits through a reduction of income tax expense.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 12. PENSIONS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$4.5	$4.4	$9.0	$8.7
Interest cost on projected benefit obligation	24.0	24.4	48.0	48.9
Expected return on plan assets	(42.8)	(43.8)	(85.6)	(87.6)
Amortization of prior service cost	0.4	0.1	0.9	0.2

Net periodic pension (credit)	$(13.9)	$(14.9)	$(27.7)	$(29.8)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned during the period	$0.4	$0.5	$0.9	$0.9
Interest cost on projected benefit obligation	4.2	4.7	8.3	9.5
Amortization of net actuarial gain	(1.1)	(0.4)	(2.2)	(0.8)

Net periodic postretirement benefit cost	$3.5	$4.8	$7.0	$9.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$1.2	$1.8	$2.4	$3.5
Interest cost on projected benefit obligation	4.7	5.3	9.3	10.5
Expected return on plan assets	(3.2)	(4.2)	(6.2)	(8.4)
Amortization of net actuarial gain	(0.2)	(0.2)	(0.5)	(0.3)

Net periodic pension cost	$2.5	$2.7	$5.0	$5.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 13. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Assets/(Liabilities):
Money market investments	$302.0	$302.0	$255.9	$255.9
Long-term debt, including current portion	(486.0)	(459.1)	(495.7)	(405.0)
Foreign currency contract obligations	3.5	3.5	7.4	7.4
Natural gas contracts	(13.6)	(13.6)	(13.5)	(13.5)
Interest rate swap contracts	(0.2)	(0.2)	—	—
The carrying amounts of cash and cash equivalents (which consists primarily of money market investments), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution taking into consideration current rates for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts and interest rate swap contracts are estimated by obtaining quotes from major financial institutions.
As discussed in Note 1, we adopted FAS 157 effective January 1, 2008, with respect to the fair value measurement and disclosure of financial assets and liabilities. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2009		December 31, 2008
	Fair value		Fair value
	based on		based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	“Level 1”	“Level 2”	“Level 1”	“Level 2”
Assets/(Liabilities):
Money market investments	$302.0	—	$255.9	—
Foreign currency contract obligations	3.5	—	7.4	—
Natural gas contracts	—	$(13.6)	—	$(13.5)
Interest rate swap contracts	—	(0.2)	—	—
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge these exposures. We regularly monitor developments in the capital markets and only enter into currency and swap transactions with established counterparties having investment grade ratings. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark to market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
portion of these hedges was not material for the three or six months ended June 30, 2009. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units.
As of June 30, 2009 we de-designated several monthly natural gas hedge contracts for 2009 and 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that are significantly lower than originally forecasted when the hedges were entered. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), we have discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which will be treated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge will be recognized in cost of goods sold. There was no financial statement impact during the second quarter of 2009.
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
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of products to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. These transactions are accounted for in accordance with FAS 133, therefore gains and losses on these instruments are deferred in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the six months ended June 30, 2009.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of June 30, 2009 and for the three and six months ended June 30, 2009.

	Asset Derivatives
	Balance Sheet	Fair
	Location	Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts — purchases and sales	Other current assets	$4.7
Natural gas commodity contracts	Other non-current assets	0.1

Total derivatives designated as hedging instruments		$4.8

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts — intercompany loans	Other current assets	$—

Total derivatives not designated as hedging instruments		$—

	Liability Derivatives
	Balance Sheet	Fair
	Location	Value
Derivatives designated as hedging instruments under FAS 133
Natural gas commodity contracts	Accounts payable and accrued expenses	$11.9
Foreign exchange contracts — purchases and sales	Accounts payable and accrued expenses	1.0
Interest rate swap contracts	Accounts payable and accrued expenses	0.2

Total derivatives designated as hedging instruments		$13.1

	Liability Derivatives
	Balance Sheet	Fair
	Location	Value
Derivatives not designated as hedging instruments under FAS 133
Natural gas commodity contracts	Accounts payable and accrued expenses	$1.7
Foreign exchange contracts — intercompany loans	Accounts payable and accrued expenses	0.3

Total derivatives not designated as hedging instruments		$2.0

Amount of Gain (Loss)
Recognized in Other
Comprehensive
Income (“OCI”)
(Effective Portion)
Derivatives in FAS 133 Cash Flow Hedging Relationships
Natural gas commodity contracts	$(13.2)
Foreign exchange contracts — purchases and sales	3.8
Interest rate swap contracts	(0.2)

Total	$(9.6)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Gain (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion) (a)
		Three Months Ended	Six Months Ended
		June 30, 2009	June 30, 2009
	Location	Amount	Amount
Derivatives in FAS 133 Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold	$(5.0)	$(9.5)
Foreign exchange contracts — purchases and sales	Cost of goods sold	0.2	0.4
Interest rate swap contracts	Interest expense	—	—

Total		$(4.8)	$(9.1)

(a)	As of June 30, 2009 the amount of existing gains/ (losses) in AOCI expected to be recognized in earnings over the next twelve months is $ (9.7) million.

Location of Gain
(Loss) Recognized in
Income on Derivative
(Ineffective Portion)
(b)
Derivatives in FAS 133 Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts — purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(b)	The amount of gain (loss) recognized in income for the three and six months ended June 30, 2009 represents $(0.1) and $(0.8) million, respectively, related to the ineffective portion of the hedging relationships and $0.0 and $0.0, respectively, excluded from the assessment of hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was $0.9 million for both the three and six months ended June 30, 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 15. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2009 and 2008:

	2009	2008
Balance at January 1	$16.3	$17.6
Reductions for payments	(10.2)	(12.1)
Current year warranty accruals	10.4	12.5
Preexisting warranty accrual changes	(0.2)	(0.3)
Effects of foreign exchange translation	(0.1)	0.4

Balance at June 30	$16.2	$18.1

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2009	2008
Interest paid	$5.8	$13.1
Income taxes paid, net	$6.9	$10.6
NOTE 17. LITIGATION AND RELATED MATTERS
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
Environmental Remediation
Summary
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at three off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at three domestic and five foreign current or former plant sites. In some cases, we have agreed to jointly fund the required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the potentially responsible parties (“PRPs”). With respect to a few sites, we are one of many PRPs which have potential liability for the required investigation and remediation of each site. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
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
Summary of Financial Position
Liabilities of $6.2 million and $6.5 million at June 30, 2009 and December 31, 2008, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Consolidated Balance Sheets. The amount of the recorded asset for estimated recoveries was zero at June 30, 2009 and December 31, 2008 respectively.
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
NOTE 18. SPECIAL CASH DIVIDEND
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
NOTE 19. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net earnings	$28.3	$52.4	$17.1	$67.6
Net earnings allocated to non-vested share awards	(0.3)	(0.5)	(0.2)	(0.7)

Net earnings attributable to common shares	$28.0	$51.9	$16.9	$66.9

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
millions of shares	2009	2008	2009	2008
Basic shares outstanding	56.5	56.4	56.5	56.3
Dilutive effect of stock option awards	—	—	—	0.1

Diluted shares outstanding	56.5	56.4	56.5	56.4

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of June 30, 2009, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/KPMG LLP
Philadelphia, Pennsylvania
July 29, 2009

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of June 30, 2009 we operated 37 manufacturing plants in 9 countries, including 23 plants located throughout the U.S. In response to economic conditions, in the second quarter of 2009 we idled a Resilient Flooring plant in Canada, a Wood Flooring plant in Mississippi and a Building Products plant in Alabama.
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
Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are principally sold under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong®, HomerWood® and Capella ®.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Financial highlights for the second quarter and first six months:

			Change is Favorable/
			(Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2009	2008	Reported	Rates
Three months ended June 30
Total Consolidated Net Sales	$705.7	$926.8	(23.9)%	(19.5)%

Operating Income	$47.1	$96.7	(51.3)%	(49.1)%

Net increase in cash and cash equivalents	$93.1	$80.2	Favorable	Favorable

Six months ended June 30
Total Consolidated Net Sales	$1,374.0	$1,755.0	(21.7)%	(17.4)%

Operating Income	$48.2	$135.2	(64.3)%	(62.0)%

Net increase (decrease) in cash and cash equivalents	$47.8	$(274.1)	Favorable	Favorable
Second quarter 2009 sales declined and operating income decreased significantly compared to the prior year, as market trends experienced in the first quarter continued. Broad weakness continued across global residential and commercial markets. The margin impact from sales volume declines and lower earnings from WAVE more than offset reduced manufacturing costs, lower selling, general and administrative (“SG&A”) expenses and input cost deflation.
•	Resilient Flooring sales declined across geographic regions on lower volumes. Operating income declined due to lower sales and expenses related to cost reduction actions.
•	Wood Flooring sales continued to decline due to weak residential housing markets. Operating income declined as the margin impact of lower sales more than offset raw material deflation, lower manufacturing costs and reduced SG&A expenses.
•	Building Products sales and operating income declined reflecting slowing activity in global commercial construction markets.
•	Cabinets sales and operating income continued to decline due to weak residential housing markets.
In the first six months of 2009, cash balances increased by $47.8 million. In the first six months of 2008, cash balances were reduced primarily due to a special cash dividend to shareholders and increased investment in working capital.
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the second quarter of 2009, these markets experienced the following:
•	According to the U.S. Census Bureau, in the second quarter of 2009 housing starts in the U.S. residential market of 0.54 million units declined 46.8% compared to the second quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Housing completions in the U.S. decreased by 36.6% year over year in the second quarter of 2009 with approximately 0.83 million units completed. The National Association of Realtors indicated that sales of existing homes decreased 2.9% year over year to 4.76 million units in the second quarter of 2009.
According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 12.2% year-over-year in the second quarter of 2009.
•	According to the U.S. Census Bureau the rate of change in the North American key commercial market, in nominal dollar terms, was -8.7% in the second quarter of 2009. Construction activity in the office, healthcare, retail and education segments changed by -14.6%, 5.0%, -27.1% and 5.2%, respectively, in the second quarter of 2009, with the rate of change in all segments being down from the second quarter of 2008 rates.
•	Markets in European countries experienced broad declines. The declines were particularly acute in Eastern European markets.
•	Pacific Rim markets also generally slowed.
Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first six months of 2009, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first six months of 2009 compared to the first six months of 2008. The most significant pricing actions were:
•	Resilient Flooring, Wood Flooring and Building Products had no significant pricing actions in the first six months.
•	Cabinets implemented a February price increase.
In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.
We estimate that prior pricing actions increased our second quarter of 2009 total consolidated net sales by approximately $11 million and in the first six months of 2009 by approximately $33 million, when compared to the same periods of 2008.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes decreased our total consolidated net sales in the second quarter of 2009 by approximately $3 million and increased sales in the first six months by approximately $2 million when compared to the same periods in 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses comprise direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first half of 2009, these input costs were approximately $16 million and $22 million, respectively, lower than in the same periods of 2008.
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
Cash and cash equivalents increased by $47.8 million during the first six months of 2009, primarily due to cash earnings. During the first six months of 2008, our cash and cash equivalents decreased by $274.1 million. This was primarily due to a special cash dividend paid to shareholders and increased investment in working capital. See Financial Condition and Liquidity for further discussion.
Employee Relations
As of June 30, 2009, we had approximately 11,200 full-time and part-time employees worldwide, compared to approximately 12,200 employees as of December 31, 2008. The decline relates primarily to production employees in the wood flooring and building products segments. As of the date of this filing, no employees are working under expired contracts.
Accounting Pronouncements Effective in Future Periods
In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. FIN 46 (R)”, which amends the consolidation guidance applicable to variable interest entities. FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact of the January 1, 2010 adoption of this Statement on our financial statements.

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
2009 COMPARED TO 2008 CONSOLIDATED RESULTS

			Change is (Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Three months ended June 30
Net Sales:
Americas	$519.3	$647.0	(19.7)%	(18.8)%
Europe	148.6	229.6	(35.3)%	(23.0)%
Pacific Rim	37.8	50.2	(24.7)%	(15.8)%

Total Consolidated Net Sales	$705.7	$926.8	(23.9)%	(19.5)%

Operating Income	$47.1	$96.7	(51.3)%	(49.1)%

Six months ended June 30
Net Sales:
Americas	$1,007.8	$1,234.7	(18.4)%	(17.4)%
Europe	296.7	431.8	(31.3)%	(19.2)%
Pacific Rim	69.5	88.5	(21.5)%	(9.7)%

Total Consolidated Net Sales	$1,374.0	$1,755.0	(21.7)%	(17.4)%

Operating Income	$48.2	$135.2	(64.3)%	(62.0)%

(1)	Excludes unfavorable foreign exchange effect in translation of $52.4 million on net sales for three months and $94.7 million for six months. Excludes unfavorable foreign exchange rate effect in translation on operating income of $4.4 million for three months and $7.1 million for six months.
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined 20% in the second quarter and 17% for the first six months. For both periods, significant volume declines more than offset modest improvements in price realization (as described previously in “Pricing Initiatives”).
Net sales in the Americas decreased approximately 20% in the second quarter and 18% in the first six months as volume declined for all segments.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined by approximately $42 million for the quarter and $68 million the first six months. Both Building Products and Resilient Flooring had modest price realization and improved product mix to partially offset lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased by approximately $7 million for both the quarter and the first six months on lower volume.
2009 and 2008 operating expenses were impacted by several significant items. The significant items, which impacted cost of goods sold (“COGS”), SG&A and restructuring charges, include:

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

Increase / (Reduction) in Expenses
		Three Months Ended			Six Months Ended
	Where	June 30,			June 30,
Item	Reported	2009		2008	2009		2008
Cost reduction initiatives expenses (1)	COGS	$1.8		$—	$3.4		$—
Cost reduction initiatives (income) expenses	SG&A	(0.4	)(1)	—	0.1	(1)	4.6	(2)
Chapter 11 related post-emergence (income) expenses, net (3)	SG&A	—		—	—		(1.3)
Review of strategic alternatives (4)	SG&A	—		—	—		1.2
Cost reduction initiatives expenses (5)	Restructuring	—		—	—		0.8

(1)	Related to organizational and manufacturing changes for our European flooring business.

(2)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense.

(3)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution.

(4)	Represents costs incurred as a result of a review of strategic alternatives that we initiated in 2007 and concluded in 2008.

(5)	Represents an increase in a reserve related to a non-cancelable operating lease as a result of a change in building tax rates.
Cost of goods sold in the second quarter of 2009 was 76.8% of net sales, compared to 75.7% in the same period of 2008. Cost of goods sold in the first six months of 2009 was 78.5% of net sales, compared to 76.6% in the same period of 2008. For both periods the percentage increase was the result of lower sales volume which more than offset lower input costs.
SG&A expenses in the second quarter of 2009 were $127.3 million, or 18.0% of net sales, and in the first six months of 2009 were $264.5 million, or 19.3% of net sales, compared to $147.0 million, or 15.9% of net sales and $306.8 million, or 17.5% of net sales for the corresponding periods in 2008. The decrease in expense was primarily due to reduced spending in all segments. The increase in SG&A expenses as a percent of net sales is due to the decrease in net sales.
Equity earnings from our WAVE joint venture were $10.4 million in the second quarter of 2009, compared to $18.5 million in the second quarter of 2008, and $17.3 million in the first six month of 2009, compared to $31.7 million in the first six months of 2008. See Note 7 for further information.
We recorded operating income of $47.1 million in the second quarter of 2009 compared to operating income of $96.7 million in the second quarter of 2008. We recorded operating income of $48.2 million in the first six months of 2009 compared to operating income of $135.2 million in the first six months of 2008.
Interest expense was $4.5 million in the second quarter of 2009 compared to $7.8 million in the second quarter of 2008. Interest expense was $9.0 million in the first six months of 2009 compared to $16.2 million in the first six months of 2008. The decrease in 2009 is primarily due to lower interest rates.
Income tax expense was $14.7 million and $38.5 million for the second quarter of 2009 and 2008, respectively. The effective tax rate for the second quarter of 2009 was 34.2% as compared to a rate of 42.4% for 2008. The effective tax rate for 2009 was lower than 2008 due to the recognition of a previously unrecognized tax benefit that was partially offset by higher unbenefited foreign losses. Income tax expense was $23.5 million and $57.5 million for the first six months of 2009 and 2008, respectively. The effective tax rate for the first six months of 2009 was 57.9% versus 46.0% for 2008. The effective tax

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
rate for 2009 was higher than 2008 due to higher unbenefited foreign losses that were partially offset by the recognition of a previously unrecognized tax benefit.
Net earnings of $28.3 million for the second quarter of 2009 compared to net earnings of $52.4 million for the second quarter of 2008. Net earnings of $17.1 million for the first six months of 2009 compared to net earnings of $67.6 million for the first six months of 2008.
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is (Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Three months ended June 30
Net Sales:
Americas	$183.4	$222.5	(17.6)%	(16.3)%
Europe	71.4	100.7	(29.1)%	(15.7)%
Pacific Rim	15.5	20.7	(25.1)%	(13.0)%

Total Consolidated Net Sales	$270.3	$343.9	(21.4)%	(16.0)%

Operating Income	$7.5	$14.6	(48.6)%	(40.3)%

Six months ended June 30
Net Sales:
Americas	$347.3	$416.0	(16.5)%	(15.2)%
Europe	136.7	183.7	(25.6)%	(12.6)%
Pacific Rim	27.5	36.9	(25.5)%	(11.0)%

Total Consolidated Net Sales	$511.5	$636.6	(19.7)%	(14.3)%

Operating (Loss) Income	$(5.4)	$7.4	(173.0)%	(162.3)%

(1)	Excludes unfavorable foreign exchange effect in translation of $23.2 million on net sales for the quarter and $40.7 million for six months. Excludes unfavorable foreign exchange effect in translation of $1.9 million on operating income for the quarter and $1.7 million for the six months.
Net sales in the Americas declined $39.1 million in the second quarter and $68.7 million for the first half of 2009. For both periods, volume declined due to broad weakness in residential and commercial markets. Modest price realization was offset by a less profitable product mix.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets declined $12.7 million for the quarter and $18.9 million for the first half due to lower volume of residential and commercial products.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased $2.2 million for the quarter and $3.3 million for the first half. Lower volume was partially offset by a better product mix.
Operating income declined for the quarter and is a loss for the first six months due to the margin impact of lower global volume and less profitable product mix in the Americas, partially offset by raw material cost deflation, lower freight costs and reduced manufacturing expenses. Operating income included a loss related to European Resilient Flooring of $5.8 million for the second quarter and $20.7 million for the first half of 2009, compared to $1.3 million and $14.0 million, respectively, for the same periods in 2008. Increasing losses in European Resilient Flooring are primarily attributable to lower volumes related to declining markets. In addition, 2009 operating profit was impacted by the items in the following table.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

Increase / (Reduction) in Expenses
	Three Months Ended		Six Months Ended
	June 30		June 30
Item	2009	2008	2009	2008
Cost reduction initiatives expenses (1)	$1.4	$—	$3.5	$—

(1)	Represents costs primarily for organizational and manufacturing changes for our European flooring business
The European Resilient Flooring business has incurred operating losses and negative cash flows for several years, with recent performance impacted by deteriorating market conditions. During the second quarter of 2009, we conducted our annual strategic planning process and now expect this negative performance will continue for some time.
Because the projected undiscounted cash flows are not sufficient to recover the net book value of the fixed assets, we compared the fair value of the assets to the carrying amount. The fair values were determined by management estimates of market prices of the related fixed assets (considered Level 3 inputs in the fair value hierarchy as described in Note 13). Based upon currently available information, fair value estimates indicated that there was no impairment. However, as additional actions are taken or additional information becomes available, future charges may be necessary.
Wood Flooring

			Change is
	2009	2008	(Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$127.8	$168.8	(24.3)%
Operating Income	$0.9	$12.4	(92.7)%

Six months ended June 30
Total Segment Net Sales(1)	$249.6	$329.1	(24.2)%
Operating (Loss) Income	$(6.9)	$14.9	(146.3)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $41.0 million for the quarter and $79.5 million for the first half due to lower volume driven by continued declines in residential housing markets.
Operating income declined by $11.5 million for the second quarter and $21.8 million for the first half of 2009, primarily due to the margin impact from significantly lower sales, partially offset by reduced raw material, freight and SG&A costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

			Change is (Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Three months ended June 30
Net Sales:
Americas	$169.2	$206.8	(18.2)%	(17.1)%
Europe	77.2	128.9	(40.1)%	(28.6)%
Pacific Rim	22.3	29.5	(24.4)%	(17.6)%

Total Consolidated Net Sales	$268.7	$365.2	(26.4)%	(20.7)%

Operating Income	$43.1	$70.9	(39.2)%	(36.7)%

Six months ended June 30
Net Sales:
Americas	$333.6	$396.6	(15.9)%	(14.5)%
Europe	160.0	248.1	(35.5)%	(24.1)%
Pacific Rim	42.0	51.6	(18.6)%	(8.9)%

Total Consolidated Net Sales	$535.6	$696.3	(23.1)%	(17.2)%

Operating Income	$74.9	$125.9	(40.5)%	(37.4)%

(1)	Excludes unfavorable foreign exchange effect in translation on net sales of $27.6 million for the quarter and $51.2 million for six months. Excludes unfavorable foreign exchange effect in translation on operating income of $2.9 million for the quarter and $6.3 million for six months.
Net sales in the Americas decreased $37.6 million for the quarter and $63.0 million for the first six months. Volume declines due to slowing activity in commercial construction offset modest price increases put in place to offset inflationary pressure.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe declined by $29.7 million for the quarter and $49.0 million for the first six months. The reduction in sales was due to significant volume declines in Western and Eastern European markets related to slowing activity in commercial construction markets.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim declined $4.6 million for the quarter and $4.0 million for the first half on volume declines across the region, partially offset by modest price realization.
Operating income declined by $27.8 million for the quarter and $51.0 million for the first six months. The combination of volume declines and lower income from WAVE offset the benefits of price realization, lower SG&A expenses, and reduced manufacturing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cabinets

			Change is
	2009	2008	(Unfavorable)
Three months ended June 30
Total Segment Net Sales(1)	$38.9	$48.9	(20.4)%

Operating (Loss) Income	$(2.5)	$0.9	Unfavorable

Six months ended June 30
Total Segment Net Sales(1)	$77.3	$93.0	(16.9)%

Operating (Loss)	$(7.0)	$(2.8)	Unfavorable

(1)	All Cabinets products are sold in the U.S.
Net sales declined $10.0 million for the quarter and $15.7 million for the first six months due to lower volume driven by continued declines in residential housing markets.
Operating income decreased by $3.4 million for the quarter and $4.2 million for the first six months, primarily due to the margin impact from lower sales, partially offset by lower manufacturing costs.
Unallocated Corporate
Unallocated corporate expense of $1.9 million in the second quarter and $7.4 million for the first six months decreased from $2.1 million and $10.2 million, respectively, in the prior year. The first quarter of 2009 included $3.4 million of employee separation costs, partially offset by a reduction of our stock compensation expense of $1.6 million related to stock grants that were forfeited by employees. 2008 was impacted by the items in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Six Months Ended
	June 30		June 30
Item	2009	2008	2009	2008
Cost reduction initiatives expenses (1)	—	—	—	5.4
Chapter 11 related post-emergence (income) expenses, net	—	—	—	(1.3)
Review of strategic alternatives	—	—	—	1.2

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $47.8 million in the first six months of 2009, compared to a $274.1 million decrease in the first six months of 2008.
Operating activities in the first six months of 2009 provided $50.4 million of cash. This was primarily due to cash earnings. Increases in accounts receivable of $53.5 million (because June 2009 sales were greater than December 2008 sales) were offset by lower inventory in all business units totaling $58.9 million. Operating activities in the first six months of 2008 provided $14.3 million of cash, due to cash earnings plus distributions from WAVE of $27.0 million. The 2008 distributions received from WAVE reported as operating cash flows were mostly offset by increases in accounts receivable of $55.1 million due to higher sales in June 2008 compared to December 2007. In addition trade payables decreased in the first six months of 2008 due to reduced activity levels, and accrued expenses were reduced primarily due to the payment of incentive accruals during the first quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Net cash used for investing activities was $1.2 million for the first six months of 2009. This was primarily due to capital expenditures of $36.6 million, mostly offset by distributions from WAVE of $26.0 million (which were classified as a return of investment), and the receipt of the remaining proceeds from the divestiture of the European Textile and Sports Flooring business of $8.0 million. Net cash used for investing activities was $33.2 million for the first six months of 2008, primarily due to capital expenditures of $32.4 million.
Net cash used for financing activities was $8.7 million for the first six months of 2009, compared to $258.7 million used during the first six months of 2008. The change was primarily due to a special cash dividend payment of $256.4 million during the first quarter of 2008.
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2008 to June 30, 2009 are as follows:

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Cash and cash equivalents	$402.8	$355.0	$47.8

Current assets, excluding cash and cash equivalents	893.8	906.5	(12.7)

Total current assets	$1,296.6	$1,261.5	$35.1

Cash and cash equivalents increased by $47.8 million during the first six months of 2009 (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, was due to lower inventory in all business units and decreases in other current assets (see Note 6), partially offset by higher accounts receivable because of greater sales in June 2009 than in December 2008.

	June 30,	December 31,
	2009	2008	(Decrease)
Property, plant and equipment, net	$926.2	$954.2	$(28.0)
The change was primarily due to depreciation of $67.1 million, partially offset by capital expenditures of $36.6 million and the effects of foreign currency.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in 2011), and a $500 million Term Loan B (due in 2013). As of June 30, 2009 there were no outstanding borrowings under the revolving credit facility, but $46.8 million in letters of credit were outstanding as of June 30, 2009 and, as a result, availability under the revolving credit facility was $253.2 million.
On June 30, 2009 we also had outstanding letters of credit totaling $10.4 million arranged with another bank. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of June 30, 2009, we had $402.8 million of cash and cash equivalents, $226.9 million in the U.S. and $175.9 million in various foreign jurisdictions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permitted us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009 (this permission in the amendment expired on February 28, 2009), (b) require that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increased interest rates by 0.25% for the revolving credit facility and Term Loan A. As of June 30, 2009 our domestic liquidity was $480.1 million.
In addition to the minimum domestic liquidity covenant, our credit facility contains two other financial covenants: minimum Interest Coverage of 3.00 to 1.00 and maximum ratio of Indebtedness to EBITDA of 3.75 to 1.00. Please refer to the credit facility incorporated in our 2008 Form 10-K as Exhibit 10.10. As of June 30, 2009 our consolidated interest coverage ratio was 13.17 to 1.00 and our indebtedness to EBITDA was 1.57 to 1.00. Management believes that based on current financial projections default under these covenants is unlikely. As of June 30, 2009, fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
No mandatory prepayments are required under the senior credit facility unless (a) our Indebtedness to EBITDA ratio is greater than 2.50 to 1.00, or (b) debt ratings from S&P are lower than BB (stable), or (c) debt ratings from Moody’s are lower than Ba2 (stable). If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow (as defined in the credit facility, incorporated in our 2008 Form 10-K as Exhibit 10.10). Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
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
In July 2009 we closed on a refinancing of a $10.0 million variable rate demand Industrial Revenue Bond, which extended the maturity date from August 1, 2009 to July 1, 2025.
As of June 30, 2009, our foreign subsidiaries had available lines of credit totaling $31.8 million, of which $4.1 million was used and $5.0 million was available only for letters of credit and guarantees, leaving $22.7 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
In October 2007 we received $178.7 million of federal income tax refunds (see Note 17 to our 2008 Form 10-K). Upon receipt of the refunds, AWI recorded a liability of $144.6 million in the fourth quarter of 2007.
During the second quarter of 2009, the Internal Revenue Service concluded its examination for the 2005 and 2006 tax years and approved the above refunds. Under the Internal Revenue Code, the refunds were subject to further review and approval by the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”). In July 2009, we were notified by the IRS that the Joint Committee had approved our refunds. See Note 11.
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

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 17 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors
See page 3 for our “Risk Factors” discussion. Except as set forth below, there have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2008 Form 10-K.
Our 2008 Form 10-K Risk Factors liquidity discussion referenced a very substantial federal income tax refund received in 2007 and noted that if we were required to repay the refund, our liquidity position would be adversely affected. In July, we received a favorable ruling and approval of our refund from the Joint Committee on Taxation of the U.S. Congress. Accordingly, such risk has been removed from our liquidity risk factor disclosure. See Note 11.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of the Company was held June 22, 2009, for the purpose of electing as Directors the eleven nominees named in the proxy statement and to ratify the Company’s appointment of KPMG LLP as independent auditors of the Company and its subsidiaries for 2009.
(b) and (c)
1. Proposal to elect eleven directors to serve on the Company’s Board of Directors until the next Annual Meeting and until their successors have been elected and qualified.

	For	Withhold

Stanley A. Askren	53,987,803	320,867
Jon A. Boscia	51,459,306	2,849,364
James J. Gaffney	45,251,722	9,056,948
Robert C. Garland	54,128,792	179,878
Judith R. Haberkorn	45,166,247	9,142,473
Michael D. Lockhart	54,102,466	206,204
James J. O’Connor	54,140,677	167,993
Russell F. Peppet	45,248,987	9,059,683
Arthur J. Pergament	54,132,685	175,985
John J. Roberts	54,140,475	168,195
Alexander M. Sanders, Jr.	45,240,597	9,068,073
2. Ratification of the selection of KPMG, LLP as the Company’s independent auditor for 2009.

For	Against	Abstain

53,809,711	445,417	51,541

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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

No. 10.7	Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.8	Schedule of Armstrong World Industries, Inc. Nonemployee Director Compensation is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.19. *

Exhibit No.	Description

No. 10.9	Indemnification Agreement with Donald A. McCunniff dated March 13, 2006 is incorporated by reference from the Current Report filed on Form 8-K on March 14, 2006, wherein it appeared as Exhibit 10.2. *

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

Exhibit No.	Description

No. 10.19	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

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

No. 10.34	Letter Agreement with Donald A. McCunniff, dated February 28, 2006, is incorporated by reference from the Quarterly Report on Form 10-Q ended March 31, 2009, wherein it appeared as Exhibit 10.34. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

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
Date: July 30, 2009

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