Form 10-Q
period 2009-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2009-10-28
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Registrant’s telephone number, including area code (717) 397-0611
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes ☑ No ☐ days.
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
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 23, 2009 — 57,355,763.

SECTION	PAGES

Uncertainties Affecting Forward-Looking Statements	3-5

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	6-28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds	44

Item 6. Exhibits	45-48

Signatures	49

Exhibit 10.8
Exhibit 10.17
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.32
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Uncertainties Affecting Forward-Looking Statements
Our disclosures here and in other public documents and comments contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.
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
Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, e.g., from residential vinyl products to other flooring products, styling preferences or inability to offer new competitive performance features could hurt our sales. For certain products there is excess industry capacity in several geographic markets, which tends to increase price competition, as does competition from overseas competitors with lower cost structures.
If the availability of raw materials and energy decreases, or the costs increase, and we are unable to pass along increased costs, our operating results could be affected adversely.
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
Our principal shareholders could significantly influence our business and our affairs.
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”), formed in 2006 as part of AWI’s emergence from bankruptcy, and Armor TPG Holdings LLC (“TPG”) together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Such a large percentage of ownership could result in below average equity market liquidity and affect matters which require approval by our shareholders.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net sales	$753.0	$929.6	$2,127.0	$2,684.6
Cost of goods sold	565.0	717.9	1,643.6	2,061.8

Gross profit	188.0	211.7	483.4	622.8

Selling, general and administrative expenses	156.8	145.9	421.3	452.7
Restructuring charges, net	—	—	—	0.8
Equity earnings from joint venture	(12.8)	(16.4)	(30.1)	(48.1)

Operating income	44.0	82.2	92.2	217.4

Interest expense	4.9	7.5	13.9	23.7
Other non-operating expense	0.2	0.8	0.5	1.2
Other non-operating (income)	(0.9)	(2.1)	(2.6)	(8.5)

Earnings from continuing operations before income taxes	39.8	76.0	80.4	201.0

Income tax (benefit) expense	(24.6)	36.9	(1.1)	94.4

Earnings from continuing operations	64.4	39.1	81.5	106.6

(Loss) from discontinued operations, net of income tax of $0.0, $0.0, $0.0 and $0.4	—	(0.2)	—	(0.1)

Net earnings	$64.4	$38.9	$81.5	$106.5

Earnings per share of common stock, continuing operations:
Basic	$1.13	$0.69	$1.43	$1.87
Diluted	$1.12	$0.68	$1.43	$1.87

(Loss) per share of common stock, discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Net earnings per share of common stock:
Basic	$1.13	$0.68	$1.43	$1.87
Diluted	$1.12	$0.68	$1.43	$1.87

Average number of common shares outstanding:
Basic	56.9	56.4	56.6	56.4
Diluted	57.0	56.5	56.7	56.4
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$522.0	$355.0
Accounts and notes receivable, net	292.7	247.9
Inventories, net	467.4	544.0
Deferred income taxes	20.4	14.4
Income tax receivable	23.7	22.0
Other current assets	52.0	78.2

Total current assets	1,378.2	1,261.5

Property, plant and equipment, less accumulated depreciation and amortization of $383.1 and $278.9, respectively	924.8	954.2

Prepaid pension costs	38.4	0.3
Investment in joint venture	196.3	208.2
Intangible assets, net	615.6	626.3
Deferred income taxes	63.0	219.6
Other noncurrent assets	84.3	81.7

Total assets	$3,300.6	$3,351.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2.3	$1.3
Current installments of long-term debt	40.1	40.9
Accounts payable and accrued expenses	335.8	337.0
Income tax payable	8.0	1.6
Deferred income taxes	4.6	4.6

Total current liabilities	390.8	385.4

Long-term debt, less current installments	440.6	454.8
Postretirement and postemployment benefit liabilities	310.1	312.8
Pension benefit liabilities	202.7	211.4
Other long-term liabilities	57.5	62.4
Income taxes payable	0.7	164.7
Deferred income taxes	12.9	9.0

Total noncurrent liabilities	1,024.5	1,215.1
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,355,763 shares and 57,049,495 shares, respectively	0.6	0.6
Capital in excess of par value	2,051.0	2,024.7
Retained earnings	148.2	66.7
Accumulated other comprehensive (loss)	(323.0)	(348.8)

Total shareholders’ equity	1,876.8	1,743.2

Non-controlling interest	8.5	8.1

Total equity	1,885.3	1,751.3

Total liabilities and equity	$3,300.6	$3,351.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(amounts in millions)
Unaudited

	Nine Months Ended September 30, 2009
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.1				$8.1

Common stock:
Balance at beginning of year and September 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Share-based employee compensation	26.3		26.3		—

Balance at September 30	$2,051.0		$2,051.0		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	81.9	$81.9	81.5	$81.5	0.4	$0.4

Balance at September 30	$148.6		$148.2		$0.4

Accumulated other comprehensive (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	26.7		26.7		—
Derivative gain, net	0.3		0.3		—
Pension and postretirement adjustments	(1.2)		(1.2)		—

Total other comprehensive income	25.8	25.8	25.8	25.8	—	—

Balance at September 30	$(323.0)		$(323.0)		—

Comprehensive income		$107.7		$107.3		$0.4

Total equity	$1,885.3		$1,876.8		$8.5

	Nine Months Ended September 30, 2008
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$7.4				$7.4

Common stock:
Balance at beginning of year and September 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,112.6		—
Share-based employee compensation	4.8		4.8		—
Dividends in excess of retained earnings	(95.4)		(95.4)		—

Balance at September 30	$2,022.0		$2,022.0		—

Retained earnings:
Balance at beginning of year	$147.5		$147.5		—
Dividends	(161.8)		(161.8)		—
Net earnings for period	106.6	$106.6	106.5	$106.5	0.1	$0.1

Balance at September 30	$92.3		$92.2		$0.1

Accumulated other comprehensive income:
Balance at beginning of year	$176.0		$176.0		—
Foreign currency translation adjustments	(14.6)		(15.1)		0.5
Derivative gain, net	1.3		1.3		—
Pension and postretirement adjustments	(2.0)		(2.0)		—

Total other comprehensive (loss) income	(15.3)	(15.3)	(15.8)	(15.8)	0.5	0.5

Balance at September 30	$160.7		$160.2		0.5

Comprehensive income		$91.3		$90.7		0.6

Total equity	$2,283.0		$2,275.0		$8.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Nine Months Ended
	September 30
	2009	2008
Cash flows from operating activities:
Net earnings	$81.5	$106.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112.9	113.4
Deferred income taxes	150.6	66.7
Share-based compensation	38.1	4.8
Equity earnings from joint venture, net	(30.1)	(48.1)
Distributions from joint venture	—	41.5
U.S. pension credit	(43.7)	(47.3)
Changes in operating assets and liabilities:
Receivables	(39.0)	(59.8)
Inventories	83.6	(17.6)
Other current assets	9.8	(1.1)
Other noncurrent assets	(2.0)	(3.2)
Accounts payable and accrued expenses	(9.3)	(26.4)
Income taxes payable/receivable, net	(158.3)	9.9
Other long-term liabilities	(13.4)	(12.1)
Cash distributed under the POR	—	(2.9)
Other, net	(2.5)	3.9

Net cash provided by operating activities	178.2	128.2

Cash flow from investing activities:
Purchases of property, plant and equipment and computer software	(63.6)	(55.3)
Divestitures (acquisitions)	8.0	(0.8)
Return of investment from joint venture	42.0	—
Other, net	1.7	0.4

Net cash (used for) investing activities	(11.9)	(55.7)

Cash flows from financing activities:
Increase in short-term debt, net	0.9	0.8
Issuance of long-term debt	2.4	5.4
Payments of long-term debt	(17.5)	(13.3)
Financing costs	—	(2.6)
Special dividend paid	(1.3)	(256.4)

Net cash (used for) financing activities	(15.5)	(266.1)

Effect of exchange rate changes on cash and cash equivalents	16.2	(5.7)

Net increase (decrease) in cash and cash equivalents	167.0	(199.3)
Cash and cash equivalents at beginning of year	355.0	514.3

Cash and cash equivalents at end of period	$522.0	$315.0

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
In August 2009 Armor TPG Holdings LLC (“TPG”) and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) entered into an agreement whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.
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
These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, pension assets and liabilities, stock compensation, warranty, workers’ compensation, general liability, income taxes and environmental claims. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.
In September 2006 the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value. The new guidance, which is now part of Accounting Codification Statement (“ASC”) 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007. However the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. There was no material impact from our adoption of the remaining portions of ASC 820 on January 1, 2009.
In December 2007 the FASB issued new guidance on consolidations. The new guidance, which is now part of ASC 810, “Consolidation” requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
equity. The amount of net income attributable to the non-controlling interest is immaterial for the three and nine months ended September 30, 2009, and, therefore, is included in consolidated net income on the face of the income statement. ASC 810 was effective for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008. As a result of the adoption of this pronouncement on January 1, 2009, we recast our December 31, 2008 balance sheet to move $8.1 million from minority interest ($7.0 million within Liabilities) and other comprehensive income ($1.1 million within Equity) to non-controlling interest (within Equity).
In November 2008 the FASB issued new guidance on equity method accounting considerations. The new guidance, which is now part of ASC 323, “Investments-Equity Method and Joint Ventures” discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. ASC 323 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. ASC 323 was effective for interim periods and fiscal years beginning after December 15, 2008. There was no material impact from our adoption of ASC 323 on January 1, 2009.
Effective January 1, 2009 we prospectively implemented new guidance, which is now part of ASC 815, “Derivatives and Hedging”. ASC 815 enhances the disclosure requirements for derivative instruments and hedging activities to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
Effective January 1, 2009 we adopted new guidance, which is now part of ASC 260, “Earnings Per Share”. Under ASC 260, share-based payment awards (whether vested or unvested) that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method as described in ASC 260. All prior-period EPS data presented has been adjusted retrospectively to conform to the provisions of ASC 260.
In May 2009 the FASB issued new guidance, which is now part of ASC 855, “Subsequent Events”. ASC 855 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 was effective for annual and interim periods ending after June 15, 2009. We have evaluated subsequent events through the issuance of the third quarter 10-Q on October 28, 2009.
In June 2009 the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. FIN 46 (R)”, which amends the consolidation guidance applicable to variable interest entities. FAS 167 has not yet been codified; but is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact of the January 1, 2010 adoption of this Statement on our financial statements.
In June 2009 the FASB issued new guidance, which is now part of ASC 105, “Generally Accepted Accounting Principles”. ASC 105 has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 for the reporting of our 2009 third quarter results. The adoption had no impact on the reporting of our financial position, results of operations, or cash flows.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Operating results for the third quarter and first nine months of 2009 and the corresponding periods of 2008 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales to external customers	2009	2008	2009	2008
Resilient Flooring	$282.6	$336.9	$794.1	$973.5
Wood Flooring	140.1	171.0	389.7	500.1
Building Products	292.1	374.1	827.7	1,070.4
Cabinets	38.2	47.6	115.5	140.6

Total net sales to external customers	$753.0	$929.6	$2,127.0	$2,684.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment operating income (loss)	2009	2008	2009	2008
Resilient Flooring	$12.4	$1.2	$7.0	$8.6
Wood Flooring	11.2	8.5	4.3	23.4
Building Products	57.4	75.0	132.3	200.9
Cabinets	(3.0)	(1.1)	(10.0)	(3.9)
Unallocated Corporate (expense)	(34.0)	(1.4)	(41.4)	(11.6)

Total consolidated operating income	$44.0	$82.2	$92.2	$217.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total consolidated operating income	$44.0	$82.2	$92.2	$217.4
Interest expense	4.9	7.5	13.9	23.7
Other non-operating expense	0.2	0.8	0.5	1.2
Other non-operating income	(0.9)	(2.1)	(2.6)	(8.5)

Earnings from continuing operations before income taxes	$39.8	$76.0	$80.4	$201.0

	September 30,	December 31,
Segment assets	2009	2008
Resilient Flooring	$673.8	$670.2
Wood Flooring	444.6	470.9
Building Products	990.8	1,049.6
Cabinets	62.5	71.2

Total segment assets	2,171.7	2,261.9
Assets not assigned to segments	1,128.9	1,089.9

Total consolidated assets	$3,300.6	$3,351.8

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The European resilient flooring business has incurred operating losses and negative cash flows for several years, with recent performance impacted by deteriorating market conditions. In 2009 we conducted our annual strategic planning process and now expect this negative performance will continue for some time.
Because the projected undiscounted cash flows are not sufficient to recover the net book value of the fixed assets, we compared the fair value of the assets to the carrying amount. The fair values were determined by management estimates of market prices and independent valuations (considered Level 2 inputs in the fair value hierarchy as described in Note 12). Fair value estimates indicated that there was no impairment.
NOTE 3. DISCONTINUED OPERATIONS
In March 2008, we recorded a gain of $1.0 million ($0.6 million net of income tax) arising from the settlement of a legal dispute relating to our former Insulation Products segment. The segment was sold in 2000. This gain was classified as discontinued operations since the original divestiture was reported as discontinued operations.
On March 27, 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006. The sale transaction was completed in April 2007 and total proceeds of $58.8 million were received during 2007. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert and on December 30, 2008 a final decision was reached with all disputed items awarded in our favor. The disputed amount was recorded as a receivable since April 2007 with the interest receivable recorded in December 2008 (included as part of ‘Other current assets’). Full payment of $8.0 million was received in January 2009. There was no impact to earnings in the reported periods other than a loss on expected disposal of discontinued operations of $0.2 million and $0.7 million recorded in the quarter and nine months ended September 30, 2008, respectively.
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30,	December 31,
	2009	2008
Customer receivables	$332.0	$287.1
Customer notes	2.9	6.7
Miscellaneous receivables	6.9	8.6
Less allowance for discounts and losses	(49.1)	(54.5)

Net accounts and notes receivable	$292.7	$247.9

The increase in net accounts and notes receivable is primarily due to higher sales in September 2009 than in December 2008.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 5. INVENTORIES

	September 30,	December 31,
	2009	2008
Finished goods	$297.9	$371.2
Goods in process	40.6	39.6
Raw materials and supplies	140.2	152.7
Less LIFO and other reserves	(11.3)	(19.5)

Total inventories, net	$467.4	$544.0

We have reduced inventories due to sales and market conditions.
NOTE 6. OTHER CURRENT ASSETS

	September 30,	December 31,
	2009	2008
Prepaid expenses	$26.3	$34.5
Fair value of derivative asset	2.5	11.7
Receivable related to discontinued operations	—	8.0
Assets held for sale	7.9	7.8
Other	15.3	16.2

Total other current assets	$52.0	$78.2

NOTE 7. EQUITY INVESTMENTS
Investment in joint venture of $196.3 million at September 30, 2009 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11 in 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 11 “Equity Investments” in our 2008 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$83.4	$116.3	$240.0	$340.4
Gross profit	36.2	45.4	91.3	132.9
Net earnings	29.0	36.0	70.1	106.1

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of September 30, 2009 and December 31, 2008.

		September 30, 2009		December 31, 2008
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.4	$25.6	$171.4	$19.2
Developed technology	15 years	81.0	16.1	81.0	12.0
Other	Various	10.9	0.5	9.5	0.3

Total		$263.3	$42.2	$261.9	$31.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	394.5		395.9

Total intangible assets		$657.8		$657.8

Aggregate Amortization Expense
For the nine months ended September 30, 2009			$10.7
For the nine months ended September 30, 2008			$10.8
NOTE 9. SEVERANCES AND RELATED COSTS
In the first quarter of 2009, we recorded $8.9 million of severance and related expenses to reflect the separation costs for approximately 800 employees. The charges were recorded in selling, general and administrative expenses (“SG&A”) ($4.5 million) and cost of goods sold ($4.4 million).
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 10. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings from continuing operations before income taxes	$39.8	$76.0	$80.4	$201.0
Income tax (benefit) expense	(24.6)	36.9	(1.1)	94.4
Effective tax rate	(61.8)%	48.6%	(1.4)%	47.0%
The reduction in the effective tax rate for the third quarter and first nine months of 2009 was primarily due to the recognition of previously unrecognized tax benefits discussed below.
In October, 2007, we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds resulted from the carryback of a portion of net operating losses created by the funding of the Asbestos PI Trust in October, 2006. The refunds were subject to an examination by the Internal Revenue Service (“IRS”). Upon receipt of the refunds in the fourth quarter of 2007, we recorded a liability of $144.6 million pending completion of the IRS audit. We also recorded a non-current deferred tax asset of $144.6 million for future tax benefits that would result from a disallowance of the refunds. In addition, we had accrued $10.0 million of interest as of June 30, 2009 on this unrecognized tax benefit as income tax expense.
The IRS completed its audit and in July 2009 notified us that the Joint Committee on Taxation of the U.S. Congress had also issued its final approval of our refunds. Therefore, in the third quarter of 2009, we recorded a decrease in the liability for previously unrecognized tax benefits of $154.6 million. We also recorded a decrease in non-current deferred tax assets of $144.6 million for the reduction in future tax benefits from the settlement of this tax position. As a result, we recorded an income tax benefit of $10.0 million in the third quarter of 2009 for the settlement of this tax position.
Additionally, through the second quarter of 2009 we had accrued U.S. income taxes of approximately $50 million for unremitted earnings of foreign subsidiaries that are not considered to be permanently reinvested. Due to uncertainty regarding the net operating loss carryover discussed above, we provided a valuation allowance of $31.3 million on the foreign tax credits that would be available upon the remittance of these earnings to the U.S. With the settlement of the IRS audit in July 2009, this uncertainty is eliminated. Therefore, in the third quarter of 2009, we removed the valuation allowance on these foreign tax credits. In addition, we recognized $4.4 million of additional foreign tax credits primarily as a result of the re-evaluation of tax positions in prior years. Thus, we recognized in the third quarter of 2009 a tax benefit for these items of $35.7 million.
Except as discussed above, we do not expect to record any other material changes during 2009 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2008.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 11. PENSIONS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$4.5	$4.3	$13.5	$13.0
Interest cost on projected benefit obligation	24.0	24.5	72.0	73.4
Expected return on plan assets	(42.7)	(43.9)	(128.3)	(131.5)
Amortization of prior service cost	0.4	0.1	1.3	0.3

Net periodic pension (credit)	$(13.8)	$(15.0)	$(41.5)	$(44.8)

Retiree Health and Life Insurance Benefits
Service cost of benefits earned during the period	$0.5	$0.4	$1.4	$1.3
Interest cost on projected benefit obligation	4.2	4.7	12.5	14.2
Amortization of net actuarial gain	(1.1)	(0.3)	(3.3)	(1.1)

Net periodic postretirement benefit cost	$3.6	$4.8	$10.6	$14.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Non-U.S. defined-benefit plans
Pension Benefits
Service cost of benefits earned during the period	$1.3	$1.7	$3.7	$5.2
Interest cost on projected benefit obligation	4.9	5.2	14.2	15.7
Expected return on plan assets	(3.3)	(4.1)	(9.5)	(12.5)
Amortization of net actuarial gain	(0.3)	(0.1)	(0.8)	(0.4)

Net periodic pension cost	$2.6	$2.7	$7.6	$8.0

We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute $31.7 million to our U.S. retiree health and life insurance plans in 2009. As of September 30, 2009, $15.6 million of contributions have been made. We presently estimate that we will need to contribute an additional $6.8 million to fund our U.S. retiree health and life insurance plans in 2009 for a total of $22.4 million.
NOTE 12. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Assets/(Liabilities):
Money market investments	$229.5	$229.5	$192.1	$192.1
Long-term debt, including current portion	(480.7)	(456.0)	(495.7)	(405.0)
Foreign currency contract obligations	1.5	1.5	7.4	7.4
Natural gas contracts	(5.9)	(5.9)	(13.5)	(13.5)
Interest rate swap contracts	(0.1)	(0.1)	—	—

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The carrying amounts of cash and cash equivalents (which consists primarily of money market investments and bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution taking into consideration current rates for debt of the same remaining maturities. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts and interest rate swap contracts are estimated by obtaining quotes from major financial institutions.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2009		December 31, 2008
	Fair value based on		Fair value based on
		Other	Quoted,	Other
	Quoted, active	observable	active	observable
	markets	inputs	markets	inputs
	“Level 1”	“Level 2”	“Level 1”	“Level 2”
Assets/(Liabilities):
Money market investments	$229.5	—	$192.1	—
Foreign currency contract obligations	1.5	—	7.4	—
Natural gas contracts	—	$(5.9)	—	$(13.5)
Interest rate swap contracts	—	(0.1)	—	—
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
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
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the three or nine months ended September 30, 2009. The contracts are based on forecasted usage of natural gas measured in Million British Thermal Units.
As of June 30, 2009 we de-designated several monthly natural gas hedge contracts maturing in 2009 and 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that are significantly lower than originally forecasted when the hedges were entered. We discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which have been designated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge have been recognized in cost of goods sold. The earnings impact related to the over hedged portion of these hedges was not material for the three or nine months ended September 30, 2009.
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
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of products to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. Gains and losses on these instruments are deferred in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the three or nine months ended September 30, 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Intercompany Loan Hedges — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non- operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These transactions are generally executed on a six-month rolling basis and are decreased or increased as repayments are made or additional intercompany loans are extended.
Interest Rate Risk — We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. In February 2009 we entered into interest rate swaps with a total notional amount of $100 million that mature in December 2009. Under the terms of the swaps, we receive 1-month LIBOR and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of September 30, 2009 and for the three and nine months ended September 30, 2009.

	Asset Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Foreign exchange contracts – purchases and sales	Other current assets	$1.8
Natural gas commodity contracts	Other non-current assets	0.2

Total derivatives designated as hedging instruments		$2.0

Derivatives not designated as hedging instruments under ASC 815
Foreign exchange contracts – intercompany loans	Other current assets	$0.7

Total derivatives not designated as hedging instruments		$0.7

	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Natural gas commodity contracts	Accounts payable and accrued expenses	$4.8
Foreign exchange contracts – purchases and sales	Accounts payable and accrued expenses	1.0
Interest rate swap contracts	Accounts payable and accrued expenses	0.1

Total derivatives designated as hedging instruments		$5.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Liability Derivatives
	Balance Sheet
Derivatives not designated as hedging instruments under ASC 815	Location	Fair Value
Natural gas commodity contracts	Accounts payable and accrued expenses	$1.3

Total derivatives not designated as hedging instruments		$1.3

Amount of Gain/(Loss)
Recognized in Other
Comprehensive
Income (“OCI”)
Derivatives in ASC 815 Cash Flow Hedging Relationships	(Effective Portion)
Natural gas commodity contracts	$(5.4)
Foreign exchange contracts – purchases and sales	0.7
Interest rate swap contracts	(0.1)

Total	$(4.8)

	Gain/(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion) (a)
		Three Months Ended	Nine Months Ended
Derivatives in ASC 815 Cash		September 30, 2009	September 30, 2009
Flow Hedging Relationships	Location	Amount	Amount
Natural gas commodity contracts	Cost of goods sold	$(6.8)	$(16.3)
Foreign exchange contracts – purchases and sales	Cost of goods sold	0.4	0.8

Total		$(6.4)	$(15.5)

(a)	As of September 30, 2009 the amount of existing gains/ (losses) in AOCI expected to be recognized in earnings over the next twelve months is $(5.1) million.

Location of
Gain/(Loss)
Recognized in Income
on Derivative
(Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	(b)
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts – purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(b)	The amount of gain/(loss) recognized in income for the three and nine months ended September 30, 2009 represents $0.0 and $(0.8) million, respectively, related to the ineffective portion of the hedging relationships. No gains or losses are excluded from the assessment of hedge effectiveness.
The amount of gain recognized in income for derivative instruments not designated as hedging instruments was $0.6 million and $1.5 million for the three months and nine months ended September 30, 2009, respectively.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 14. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2009 and 2008:

	2009	2008
Balance at January 1	$16.3	$17.6
Reductions for payments	(15.4)	(17.7)
Current year warranty accruals	14.3	18.6
Preexisting warranty accrual changes	(0.2)	(0.5)
Effects of foreign exchange translation	—	(0.1)

Balance at September 30	$15.0	$17.9

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 15. STOCK-BASED COMPENSATION PLANS
In August 2009 TPG and the Asbestos PI Trust entered into an agreement whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Under the terms our 2006 Long-Term Incentive Plan, a change in control occurred, causing the accelerated vesting of all unvested stock compensation issued to employees and directors. The non-cash charge to earnings related to this accelerated vesting was $31.6 million.

	Nine Months Ended September 30, 2009
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,532.9	$29.85
Options granted	434.9	13.46
Option shares exercised	—	—
Options forfeited	(232.0)	(27.12)

Option shares outstanding at end of period	1,735.8	$30.16	7.4	$14.9

Option shares exercisable at end of period	1,735.8	30.16	7.4	$14.9
Option shares expected to vest	—	—

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for options granted in the nine months ended September 30, 2009 are presented in the table below.

Nine Months
Ended
September 30,
2009
Weighted-average grant date fair value of options granted (dollars per option)	$4.77
Assumptions
Risk free rate of return	2.1%
Expected volatility	32.7%
Expected term (in years)	6.0
Expected dividend yield	0.0%
The risk free rate of return is determined based on the implied yield available on zero coupon U.S. Treasury bills at the time of grant with a remaining term equal to the expected term of the option. Because reorganized Armstrong’s stock has only been trading since the fourth quarter of 2006, the expected volatility is established based on an average of the actual historical volatilities of the stock prices of a peer group of companies. The expected life is the midpoint of the average vesting period and the contractual life of the grant. For the same reasons mentioned earlier we are using an allowable simplified method to determine an appropriate expected term for our option valuation assumptions. The expected dividend yield is assumed to be zero because, at the time of each grant, we had no plans to declare a dividend. The assumptions outlined above are applicable to all option grants.
In addition to options, we have also granted restricted stock and restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2009 activity related to these awards follows:

	Non-Vested Stock Awards
		Weighted-
		average fair
	Number of	value at grant
	Shares	date
January 1, 2009	607,486	$36.86
Granted	445,183	13.46
Vested	(947,459)	26.53
Forfeited	(105,210)	(34.23)

September 30,2009	—	$—
In the first nine months of 2009, we granted 116,624 performance restricted shares to our Chief Executive Officer, which entitled him to receive a specified number of shares of common stock on December 31, 2011, provided certain cumulative financial targets were achieved over the three-year performance period. We estimated the fair value of these share awards based on the market price of the underlying stock on the date of grant. This award vested to the maximum extent (an additional 58,312 shares) on August 28, 2009 as a result of the change in control described above.
In addition to the equity awards described above, as of December 31, 2008 we had 30,924 phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan. These awards are settled in cash and generally had vesting periods of one to three years. As of September 30, 2009 all

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
shares were vested. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of September 30, 2009 was $1.4 million. The awards under the 2006 Phantom Stock Unit Plans are not reflected in the Non-Vested Stock Awards table above.
During 2008, we adopted the 2008 Directors Stock Unit Plan. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under that plan. Under the 2008 Directors Stock Unit Plan we currently have 111,950 restricted stock units outstanding. These awards generally had vesting periods of one to three years, and as of September 30, 2009 all 111,950 shares were vested. The awards are generally payable six months following the director’s separation from service. The awards under the stock unit plans are not reflected in the Non-Vested Stock Awards table above.
Share-based compensation cost, including the impact of the accelerated vesting, was $38.6 million ($29.2 million net of tax benefit) in the first nine months of 2009. Share-based compensation expense is recorded as a component of SG&A expenses. There has been no cash flow impact to date for these awards.
Due to the change in control described above, we have recognized 100% of the compensation expense for all unvested awards as of August 28, 2009, resulting in no unrecognized compensation cost as of September 30, 2009.
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2009	2008
Interest paid	$8.5	$18.8
Income taxes paid, net	$6.7	$18.1
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
Summary of Financial Position
Liabilities of $6.3 million and $6.5 million at September 30, 2009 and December 31, 2008, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Consolidated Balance Sheets. The amount of the recorded asset for estimated recoveries was zero at September 30, 2009 and December 31, 2008 respectively.
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
In the third quarter of 2009 AWI filed a lawsuit against Congoleum Corporation seeking a judgment to invalidate a patent Congoleum holds relating to its Dura-Ceramic® vinyl tile. AWI also claims that Congoleum is violating federal law in its marketing of this product. Congoleum has filed a response claiming that AWI is infringing its patent, and seeks damages and injunctive relief.
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
NOTE 18. SPECIAL CASH DIVIDEND
On February 25, 2008 our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate cash payment to our shareholders of $256.4 million in the first quarter of 2008. A portion of the special dividend ($1.3 million) was deferred and paid in the third quarter of 2009. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 19. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net earnings	$64.4	$38.9	$81.5	$106.5
Net earnings allocated to non-vested share awards	(0.3)	(0.3)	(0.6)	(1.0)

Net earnings attributable to common shares	$64.1	$38.6	$80.9	$105.5

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions of shares	2009	2008	2009	2008
Basic shares outstanding	56.9	56.4	56.6	56.4
Dilutive effect of stock option awards	0.1	0.1	0.1	—

Diluted shares outstanding	57.0	56.5	56.7	56.4

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of September 30, 2009, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of earnings, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
October 28, 2009

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of September 30, 2009 we operated 37 manufacturing plants in 9 countries, including 23 plants located throughout the U.S. In response to economic conditions, in the second quarter of 2009 we idled a Resilient Flooring plant in Canada, a Wood Flooring plant in Mississippi and a Building Products plant in Alabama. In the third quarter of 2009 we announced the closure of a Cabinets plant in Nebraska.
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
In August 2009 TPG and the Asbestos PI Trust entered into an agreement whereby TPG purchased 7,000,000 shares of Armstrong common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Financial highlights for the third quarter and first nine months:

			Change is Favorable/
			(Unfavorable)
				Excluding
				Effects of
				Foreign
				Exchange
	2009	2008	As Reported	Rates
Three months ended September 30
Total Consolidated Net Sales	$753.0	$929.6	(19.0)%	(16.7)%

Operating Income	$44.0	$82.2	(46.5)%	(46.3)%

Net increase in cash and cash equivalents	$119.2	$74.8	Favorable	Favorable

Nine months ended September 30
Total Consolidated Net Sales	$2,127.0	$2,684.6	(20.8)%	(17.1)%

Operating Income	$92.2	$217.4	(57.6)%	(56.1)%

Net increase (decrease) in cash and cash equivalents	$167.0	$(199.3)	Favorable	Favorable
Excluding the translation effect of changes in foreign exchange rates, third quarter sales and operating income decreased compared to the prior year, as market trends experienced in the first half generally continued. Broad weakness continued across global residential and commercial markets. The margin impact from sales volume declines offset the combined benefit from input cost deflation, reduced manufacturing costs and lower selling, general and administrative (“SG&A”) expenses. The majority of the year-over-year decline in third quarter operating income was due to a previously announced $31.6 million non-cash charge from accelerated vesting of stock compensation due to a transaction between TPG and the Asbestos PI Trust. See Note 15 to the Condensed Consolidated Financial Statements.
•	Resilient Flooring sales declined across geographic regions on lower volumes. Despite lower sales, operating income for the quarter increased due to reduced input costs, lower SG&A expenses and fewer expenses related to cost reduction actions. Year-to-date, operating income remained below the prior year as the margin impact of lower volumes more than offset lower costs.
•	Wood Flooring sales continued to decline due to weak domestic residential housing markets. Operating income for the quarter increased as raw material deflation, lower manufacturing costs and reduced SG&A expenses more than offset the margin impact of lower sales. Year-to-date, operating income remained below the prior year as the margin impact of lower volumes more than offset lower costs.
•	Building Products sales and operating income for the quarter and year-to-date declined reflecting lower activity in global commercial construction markets.
•	Cabinets sales and operating income for the quarter and year-to-date continued to decline due to weak domestic residential housing markets.
In the first nine months of 2009, cash balances increased by $167.0 million primarily due to cash earnings, distributions from WAVE, and decreases in working capital, partially offset by capital

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
expenditures. In the first nine months of 2008, cash balances were reduced primarily due to a special cash dividend to shareholders and increased investment in working capital.
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the third quarter of 2009, these markets experienced the following:
•	According to the U.S. Census Bureau, in the third quarter of 2009, housing starts in the U.S. residential market rose 9.3% from the second quarter to 0.59 million units, at seasonally adjusted and annualized rates (SAAR), but still down 32.0% compared to the third quarter of 2008. Housing completions in the U.S. declined 8.2% from the second quarter to 0.75 million (SAAR) in the third quarter of 2009, down 30.9% from a year earlier. The National Association of Realtors indicated that sales of existing homes increased 5.9% year over year to 5.30 million units (SAAR) in the third quarter.
According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 13.7% year-over-year in the third quarter of 2009.
•	According to the U.S. Census Bureau the rate of change in the key commercial segments, in nominal dollars terms, was -16.3% in the third quarter of 2009. Construction activity in the office, healthcare, retail and education segments changed by -21.3%, 0.7%, -34.2%, -0.8%, respectively, in the third quarter of 2009.
•	Markets in European countries experienced broad declines. The declines were particularly acute in Eastern European markets.
•	Activity in Pacific Rim markets also remained slow.
Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In the first nine months of 2009, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. The net impact of these pricing initiatives improved sales in the first nine months of 2009 compared to the first nine months of 2008. The most significant pricing actions were:
•	Resilient Flooring, Wood Flooring and Building Products had no significant pricing actions in the first nine months.
•	Cabinets implemented a February price increase.
In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.
We estimate prior year pricing actions increased our total consolidated net sales in the third quarter of 2009 by approximately $5 million and in the first nine months of 2009 by approximately $38 million, when compared to the same periods of 2008.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. Compared to the same periods in 2008, we estimate mix changes

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
decreased our total consolidated net sales in the third quarter of 2009 by approximately $1 million and increased sales in the first nine months of 2009 by approximately $2 million.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses comprise direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter and first nine months of 2009, these input costs were approximately $22 million and $46 million, respectively, lower than in the same periods of 2008.
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
During the first nine months of 2009, our cash and cash equivalents increased by $167.0 million. This was primarily due to cash earnings, distributions from WAVE, and decreases in working capital, partially offset by capital expenditures. Cash and cash equivalents decreased by $199.3 million for the first nine months of 2008. This was due to a special cash dividend paid to shareholders and increased investment in working capital partially offset by cash earnings and distributions from WAVE. See Financial Condition and Liquidity for further discussion.
Employee Relations
As of September 30, 2009, we had approximately 11,000 full-time and part-time employees worldwide, compared to approximately 12,200 employees as of December 31, 2008. The decline relates primarily to reductions in the manufacturing workforce as a result of significant sales volume declines. As of the date of this filing, no employees are working under expired contracts.

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
2009 COMPARED TO 2008
CONSOLIDATED RESULTS

			Change is (Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Three months ended September 30
Net Sales:
Americas	$538.0	$649.7	(17.2)%	(16.9)%
Europe	175.1	228.6	(23.4)%	(15.6)%
Pacific Rim	39.9	51.3	(22.2)%	(17.1)%

Total Consolidated Net Sales	$753.0	$929.6	(19.0)%	(16.7)%

Operating Income	$44.0	$82.2	(46.5)%	(46.3)%

Nine months ended September 30
Net Sales:
Americas	$1,545.8	$1,884.4	(18.0)%	(17.2)%
Europe	471.8	660.4	(28.6)%	(17.9)%
Pacific Rim	109.4	139.8	(21.7)%	(12.4)%

Total Consolidated Net Sales	$2,127.0	$2,684.6	(20.8)%	(17.1)%

Operating Income	$92.2	$217.4	(57.6)%	(56.1)%

(1)	Excludes unfavorable foreign exchange effect in translation on net sales of $31.4 million for three months and $126.1 million for nine months. Excludes unfavorable foreign exchange effect in translation on operating income of $2.0 million for three months and $9.1 million for nine months.
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined 17% in the third quarter and the first nine months. For both periods, significant volume declines more than offset very modest improvements in price realization (as described previously in “Pricing Initiatives”).
Net sales in the Americas decreased 17% in the third quarter and 18% in the first nine months as volume declined in all segments.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets decreased by $29 million for the quarter and $97 million for the first nine months. Modestly improved product mix partially offset lower volume for Building Products, while Resilient Flooring sales declined on lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased $7 million for the quarter and $15 million for the first nine months on lower volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2009 and 2008 operating expenses were impacted by several significant items. The significant items, which impacted cost of goods sold (“COGS”), SG&A and restructuring charges, include:

Increase / (Reduction) in Expenses
		Three Months Ended				Nine Months Ended
	Where	September 30,				September 30,
Item	Reported	2009		2008		2009		2008
Cost reduction initiatives expenses (1)	COGS	$2.6		$2.5		$6.0		$2.5
Cost reduction initiatives expenses	SG&A	0.4	(1)	5.8	(2)	0.4	(1)	10.4	(2)
Chapter 11 related post-emergence (income) expenses, net (3)	SG&A	—		—		—		(1.3)
Review of strategic alternatives (4)	SG&A	—		—		—		1.2
Accelerated stock compensation expense (5)	SG&A	31.6				31.6		—
Cost reduction initiatives expenses (6)	Restructuring	—		—		—		0.8

(1)	Related to organizational and manufacturing changes for our European flooring business. 2009 amounts include accelerated depreciation to reflect the closure of our Auburn Cabinets facility.

(2)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense.

(3)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution.

(4)	Represents costs incurred as a result of a review of strategic alternatives that we initiated in 2007 and concluded in 2008.

(5)	Represents non-cash charges related to accelerated vesting of stock compensation issued to employees and directors.

(6)	Represents an increase in a reserve related to a non-cancelable operating lease as a result of a change in building tax rates.
Cost of goods sold in the third quarter of 2009 was 75.0% of net sales, compared to 77.2% in the same period of 2008. Cost of goods sold in the first nine months of 2009 was 77.3% of net sales, compared to 76.8% in the same period of 2008. For the quarter, the percentage declined as reduced input and manufacturing costs more than offset the decline in sales. For the first nine months, the percentage increase was the result of lower sales volume and higher cost reduction expenses more than offsetting lower input and manufacturing costs.
SG&A expenses in the third quarter of 2009 were $156.8 million, or 20.8% of net sales compared to $145.9 million, or 15.7% of net sales for the corresponding period in 2008. SG&A expenses in the first nine months of 2009 were $421.3 million, or 19.8% of net sales, compared to $452.7 million, or 16.9% of net sales for the corresponding period in 2008. The change in expense for both the three and nine months was primarily due to reduced spending in all segments, offset by the $31.6 million accelerated stock compensation expense. The increase in SG&A expenses as a percent of net sales is due to the significant decrease in net sales.
Equity earnings from our WAVE joint venture were $12.8 million in the third quarter of 2009, compared to $16.4 million in the third quarter of 2008, and $30.1 million in the first nine months of 2009, compared to $48.1 million in the first nine months of 2008. See Note 7 for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
We recorded operating income of $44.0 million in the third quarter of 2009 compared to operating income of $82.2 million in the third quarter of 2008. We recorded operating income of $92.2 million in the first nine months of 2009 compared to operating income of $217.4 million in the first nine months of 2008.
Interest expense was $4.9 million in the third quarter of 2009 compared to $7.5 million in the third quarter of 2008. Interest expense was $13.9 million in the first nine months of 2009 compared to $23.7 million in the first nine months of 2008. The decrease in 2009 is primarily due to decreases in average interest rates and outstanding debt balances.
Income tax (benefit) expense was ($24.6) million and $36.9 million for the third quarter of 2009 and 2008, respectively. The effective tax rate for the third quarter of 2009 was -61.8% as compared to a rate of 48.6% for 2008. The effective tax rate for third quarter 2009 was significantly lower than 2008 due to the recognition of tax benefits related to the settlement of the IRS audit in July 2009. Income tax (benefit) expense was ($1.1) million and $94.4 million for the first nine months of 2009 and 2008, respectively. The effective tax rate for the first nine months of 2009 was -1.4% versus 47.0% for 2008. The effective tax rate for the first nine months of 2009 was lower than 2008 due to the recognition of tax benefits related to the settlement of the IRS audit in July 2009 partially offset by higher unbenefitted foreign losses. See Note 10 to the Condensed Consolidated Financial Statements.
Net earnings of $64.4 million for the third quarter of 2009 compared to net earnings of $38.9 million for the third quarter of 2008. Net earnings of $81.5 million for the first nine months of 2009 compared to net earnings of $106.5 million for the first nine months of 2008.
REPORTABLE SEGMENT RESULTS

Resilient Flooring

			Change is Favorable/
			(Unfavorable)
				Excluding Effects
				of Foreign
	2009	2008	As Reported	Exchange Rates(1)
Three months ended September 30
Net Sales:
Americas	$180.9	$214.5	(15.7)%	(15.3)%
Europe	85.0	99.5	(14.6)%	(5.9)%
Pacific Rim	16.7	22.9	(27.1)%	(21.2)%

Total Consolidated Net Sales	$282.6	$336.9	(16.1)%	(13.2)%

Operating Income	$12.4	$1.2	Favorable	Favorable

Nine months ended September 30
Net Sales:
Americas	$528.2	$630.5	(16.2)%	(15.3)%
Europe	221.7	283.2	(21.7)%	(10.2)%
Pacific Rim	44.2	59.8	(26.1)%	(14.7)%

Total Consolidated Net Sales	$794.1	$973.5	(18.4)%	(13.9)%

Operating Income	$7.0	$8.6	(18.6)%	(5.0)%

(1)	Excludes unfavorable foreign exchange effect in translation on net sales of $13.4 million for three months and $54.0 million for nine months. Excludes favorable foreign exchange effect in translation on operating income of $0.1 million for three months and an unfavorable impact on foreign exchange effect in translation on operating income of $1.2 million for nine months.
Net sales in the Americas decreased $33.6 million for the third quarter and $102.3 million during the first nine months. For both periods, volume declined due to broad weakness in residential and commercial markets. Modest price realization was offset by a less profitable product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets decreased $4.8 million for the quarter and $23.6 million for the first nine months due to lower volume of commercial and residential products.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased $3.9 million for the quarter and $7.1 million during the first nine months. Lower volume was partially offset by a better product mix.
Operating income increased significantly in the third quarter by $11.2 million, and decreased $1.6 million for the first nine months. For the quarter, raw material cost deflation, lower freight costs and reduced SG&A expenses offset the margin impact of lower global volume and lower product mix profitability. For the first nine months, the margin impact of lower global volume and less profitable product mix in the Americas slightly more than offset raw material cost deflation, lower freight costs and reduced SG&A and manufacturing expenses. Operating income included European resilient flooring income of $0.2 million for the third quarter and a loss of $20.5 million for the first nine months of 2009, compared to losses of $9.2 million and $23.2 million, respectively, for the same periods in 2008. In addition, both 2009 and 2008 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2009	2008	2009	2008
Cost reduction initiatives expenses (1)	$1.8	$8.3	$5.3	$8.3
(1)	Represents costs primarily for organizational and manufacturing changes for our European flooring business
Wood Flooring

			Change is
			Favorable/
	2009	2008	(Unfavorable)
Three months ended September 30
Total Segment Net Sales(1)	$140.1	$171.0	(18.1)%

Operating Income	$11.2	$8.5	31.8%

Nine months ended September 30
Total Segment Net Sales(1)	$389.7	$500.1	(22.1)%

Operating Income	$4.3	$23.4	(81.6)%

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $30.9 million for the third quarter and $110.4 million for the first nine months due to lower volume driven by continued declines in domestic residential housing markets.
Operating income increased by $2.7 million for the third quarter due to reduced operating costs consisting of raw material, freight, manufacturing and SG&A costs, partially offsetting the margin impact of significantly lower sales. Year to date operating income decreased $19.1 million primarily due to the margin impact of significantly lower sales, partially offset by reduced operating costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

			Change is (Unfavorable)
				Excluding Effects of
			As	Foreign Exchange
	2009	2008	Reported	Rates(1)
Three months ended September 30
Net Sales:
Americas	$178.8	$216.6	(17.5)%	(17.1)%
Europe	90.1	129.1	(30.2)%	(23.1)%
Pacific Rim	23.2	28.4	(18.3)%	(14.0)%

Total Consolidated Net Sales	$292.1	$374.1	(21.9)%	(18.7)%

Operating Income	$57.4	$75.0	(23.5)%	(21.2)%

Nine months ended September 30

Net Sales:
Americas	$512.4	$613.2	(16.4)%	(15.4)%
Europe	250.1	377.2	(33.7)%	(23.7)%
Pacific Rim	65.2	80.0	(18.5)%	(10.8)%

Total Consolidated Net Sales	$827.7	$1,070.4	(22.7)%	(17.7)%

Operating Income	$132.3	$200.9	(34.1)%	(31.4)%

(1)	Excludes unfavorable foreign exchange effect in translation on net sales of $17.6 million for three months and $68.8 million for nine months. Excludes unfavorable foreign exchange effect in translation on operating income of $2.5 million for three months and $8.8 million for nine months.
Net sales in the Americas decreased $37.8 million for the quarter and $100.8 million for the first nine months. Volume declines primarily due to reduced commercial construction activity offset incremental benefits from modest prior year price increases implemented to offset inflationary pressure.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe decreased by $24.5 million for the quarter and $73.5 million for the first nine months. The reduction in sales was due to significant volume declines in both Western and Eastern European markets associated with reduced commercial construction activity.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased $3.5 million for the quarter and $7.6 million for the first nine months on volume declines across the region, partially offset by modest improvement in product mix.
Operating income decreased by $17.6 million for the quarter and $68.6 million for the first nine months. The combination of volume declines and lower income from WAVE offset the benefits of reduced manufacturing and SG&A expenses, lower freight and modest price realization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cabinets

			Change is
	2009	2008	(Unfavorable)
Three months ended September 30
Total Segment Net Sales(1)	$38.2	$47.6	(19.7)%

Operating (Loss)	$(3.0)	$(1.1)	Unfavorable

Nine months ended September 30

Total Segment Net Sales(1)	$115.5	$140.6	(17.9)%

Operating (Loss)	$(10.0)	$(3.9)	Unfavorable

(1)	All Cabinets products are sold in the U.S.
Net sales decreased $9.4 million for the quarter and $25.1 million for the first nine months due to lower volume driven by continued declines in residential housing markets.
Operating income decreased $1.9 million for the quarter and $6.1 million for the first nine months, respectively. This was primarily due to the margin impact from lower sales, partially offset by lower manufacturing costs. In addition, 2009 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2009	2008	2009	2008
Cost reduction initiatives expenses (1)	$1.2	—	$1.2	—

(1)	Auburn plant closure
Unallocated Corporate

Unallocated corporate expense of $34.0 million in the third quarter of 2009 increased from $1.4 million in the prior year. For the first nine months of 2009, expense of $41.4 million was higher than expense of $11.6 million in 2008. For both periods the increase was primarily due to accelerated stock compensation expense related to a change of control event which resulted in a non-cash charge of $31.6 million. In addition, 2008 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
Item	2009	2008	2009	2008
Cost reduction initiatives expenses (1)	—	—	—	5.4
Chapter 11 related post-emergence (income) expenses, net	—	—	—	(1.3)
Review of strategic alternatives	—	—	—	1.2
Accelerated stock compensation expense	31.6	—	31.6	—

(1)	Represents costs for corporate severances, partially offset by related reductions in stock compensation expense, and restructuring costs

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
As shown on the Condensed Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $167.0 million in the first nine months of 2009, compared to a $199.3 million decrease in the first nine months of 2008.
Operating activities in the first nine months of 2009 provided $178.2 million of cash. This was primarily due to cash earnings, and decreases in inventories of $83.6 million in all business units due to lower current and projected sales activity. These cash inflows were partially offset by increases in accounts receivable of $39.0 million due to higher sales in September 2009 compared to sales in December 2008. Operating activities in the first nine months of 2008 provided $128.2 million of cash. This was primarily due to cash earnings and distributions from WAVE of $41.5 million. These were partially offset by increases in accounts receivable of $59.8 million due to higher sales in September 2008 compared to sales in December 2007 and the payment of incentive accruals during the first quarter of 2008.
Net cash used for investing activities was $11.9 million for the first nine months of 2009. This was primarily due to capital expenditures of $63.6 million partially offset by distributions from WAVE of $42.0 million (which were classified as a return of investment). Net cash used for investing activities was $56 million for the first nine months of 2008, and was primarily due to capital expenditures.
Net cash used for financing activities was $15.5 million for the first nine months of 2009, compared to $266.1 million used during the first nine months of 2008. The change was primarily due to a special cash dividend payment of $256.4 million during the first quarter of 2008.
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2008 to September 30, 2009 are as follows:

	September 30,	December 31,	Increase/
	2009	2008	(Decrease)
Cash and cash equivalents	$522.0	$355.0	$167.0
Current assets, excluding cash and cash equivalents	856.2	906.5	(50.3)

Total current assets	$1,378.2	$1,261.5	$116.7

Cash and cash equivalents increased by $167.0 million during the first nine months of 2009 (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, was due to lower inventory in all business units and decreases in other current assets, due to the collection of a receivable related to the sale of Tapijtfabriek H. Desseaux N.V. and the decrease in the fair value of foreign currency derivatives. This was partially offset by higher accounts receivable because of greater sales in September 2009 than in December 2008.

	September 30,	December 31,
	2009	2008	(Decrease)
Property, plant and equipment, net	$924.8	$954.2	$(29.4)
The decrease was primarily due to depreciation of $102.3 million, partially offset by capital expenditures of $63.6 million and the effects of foreign currency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in 2011), and a $500 million Term Loan B (due in 2013). As of September 30, 2009 there were no outstanding borrowings under the revolving credit facility, but $46.8 million in letters of credit were outstanding as of September 30, 2009 and, as a result, availability under the revolving credit facility was $253.2 million.
Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of September 30, 2009, we had $522.0 million of cash and cash equivalents, $307.0 million in the U.S. and $215.0 million in various foreign jurisdictions.
On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permitted us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009 (this permission in the amendment expired on February 28, 2009), (b) require that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increased interest rates by 0.25% for the revolving credit facility and Term Loan A. As of September 30, 2009 our domestic liquidity was $307.0 million.
In addition to the minimum domestic liquidity covenant, our credit facility contains two other financial covenants: minimum Interest Coverage of 3.00 to 1.00 and maximum ratio of Indebtedness to EBITDA of 3.75 to 1.00. Please refer to the credit facility incorporated in our 2008 Form 10-K as Exhibit 10.10. As of September 30, 2009 our consolidated interest coverage ratio was 13.0 to 1.00 and our indebtedness to EBITDA was 1.77 to 1.00. Management believes that based on current financial projections default under these covenants is unlikely. As of September 30, 2009, fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
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
As of September 30, 2009, our foreign subsidiaries had available lines of credit totaling $27.5 million, of which $3.9 million was used and $5.7 million was available only for letters of credit and guarantees, leaving $17.9 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
In October 2007 we received $178.7 million of federal income tax refunds (see Note 17 to our 2008 Form 10-K). Upon receipt of the refunds, AWI recorded a liability of $144.6 million in the fourth quarter of 2007. During the second quarter of 2009, the Internal Revenue Service concluded its examination for the 2005 and 2006 tax years and approved the above refunds. Under the Internal Revenue Code, the refunds were subject to further review and approval by the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”). In July 2009, we were notified by the IRS that the Joint Committee had approved our refunds. See Note 10.
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
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 17 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. Except as set forth below, there have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2008 Form 10-K.
Our 2008 Form 10-K Risk Factors liquidity discussion referenced a very substantial federal income tax refund received in 2007 and noted that if we were required to repay the refund, our liquidity position would be adversely affected. In July, we received a favorable ruling and approval of our refund from the Joint Committee on Taxation of the U.S. Congress. Accordingly, such risk has been removed from our liquidity risk factor disclosure. See Note 10.
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”), formed in 2006 as part of AWI’s emergence from bankruptcy, and Armor TPG Holdings LLC ”(TPG”) together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Such a large percentage of ownership could result in below average equity market liquidity and affect matters which require approval by our shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share[1]	Programs[2]	Programs
July 1-31, 2009	382	$16.71	—	—
August 1-31, 2009	411,651	$31.90	—	—
September 1-30, 2009	—	—	—	—

Total	412,033		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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

No. 10.7	Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.8	Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation is filed with this Report. *

Exhibit No.	Description

No. 10.9
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

No. 10.10
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

No. 10.11
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

No. 10.13	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.13. *

No. 10.14	Form of 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.15	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.16
Form of 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.17
Form of Indemnification Agreement for Directors and Officers of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. A Schedule of Participating Directors and Officers is filed with this Report. *

No. 10.18	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

Exhibit No.	Description

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

No. 10.23
Form of grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35.*

No. 10.24
Form of grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, wherein it appeared as Exhibit 10.37. *

No. 10.25	2008 Directors Stock Unit Plan, as amended December 8, 2008 is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.27. *

No. 10.26	Form of Service Commencement Award to each of James C. Melville and Edward E. Steiner is filed with this Report. *

No. 10.27	Form of 2009 Award under the 2008 Director Stock Unit Plan is filed with this Report. *

No. 10.28	Schedule of Participating Directors to the 2009 Award under the 2008 Directors Stock Unit Plan is filed with this Report. *

No. 10.29
Form of Change in Control Agreement with certain officers is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.37. *

No. 10.30
Schedule of Participating Officers to the Form of Change in Control Agreement is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.38. *

No. 10.31
Form of Change in Control Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.39. *

Exhibit No.	Description

No. 10.32	Form of Indemnification Agreement for certain directors of Armstrong World Industries, Inc. is filed with this Report. A Schedule of Participating Directors is filed with this Report. *

No. 10.33
Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 3 to the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter with the SEC on August 11, 2009).

No. 10.34
Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by Armstrong World Industries, Inc. with the SEC on September 15, 2009).

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

No. 99.1
Shareholders’ Agreement, dated as of August 28, 2009, by and among Armor TPG Holdings LLC and Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (incorporated by reference to Exhibit (d)(3) of the Schedule TO filed on September 3, 2009, by TPG Advisors VI, Inc., Armor TPG Holdings LLC and others with respect to Armstrong World Industries, Inc.).

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
Stephen F. McNamara, Vice President and Controller
(Principal Accounting Officer)
Date: October 28, 2009

EXHIBIT INDEX

No. 10.8	Schedule of Nonemployee Directors Compensation.

No. 10.17
A Schedule of Participating Directors and Officers to form of Indemnification Agreement for Directors and Officers of Armstrong World Industries, Inc. incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8.

No. 10.26	Form of Service Commencement Award to each of James C. Melville and Edward E. Steiner.

No. 10.27	Form of 2009 Award under the 2008 Director Stock Unit Plan.

No. 10.28	Schedule of Participating Directors to the 2009 Award under the 2008 Directors Stock Unit Plan.

No. 10.32	Form of Indemnification Agreement for certain directors of Armstrong World Industries, Inc. A Schedule of Participating Directors.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).