Form 10-K
period 2009-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2010-02-26
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($16.49 per share) on the New York Stock Exchange (trading symbol AWI) on June 30, 2009 was approximately $324 million. As of February 18, 2010, the number of shares outstanding of registrant’s Common Stock was 57,446,003.
Documents Incorporated by Reference
Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2010 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

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
Any of our forward-looking statements may turn out to be wrong. Actual results may differ materially from our expected results. Forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We undertake no obligation to update any forward-looking statement beyond what is required under applicable securities law.
Risks and uncertainties that affect our business, operations and financial condition should be taken into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The discussion in the “Risk Factors” section within Item 1A is a summary of what we currently believe to be our most significant risk factors. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

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
Our business strategy focuses on product innovation, product quality and customer service. In addition to price, these factors are the primary determinants of market share gain or loss in our business. Our objective is to ensure that anyone buying a hard surface floor or ceiling can find an Armstrong product that meets his or her needs. Our cabinet strategy is more focused — on stock cabinets in select geographic markets. In these segments, we have the same objectives: high quality, good customer service and products that meet our customers’ needs. Our markets are very competitive, which limits our pricing flexibility. This requires that we increase our productivity each year — both in our plants and in our administration of the businesses.
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
In December 2000, AWI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in order to use the court-supervised reorganization process to achieve a resolution of our asbestos liability. In October 2006, AWI’s plan of reorganization (“POR”) became effective, and AWI emerged from Chapter 11. See Note 1 to the Consolidated Financial Statements for additional information about AWI’s Chapter 11 case.
In August 2009, Armor TPG Holdings LLC (“TPG”) and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) entered into an agreement whereby TPG purchased 7,000,000 shares of the Company’s common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.

Reportable Segments
Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile and linoleum flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, and colors. We sell these products worldwide to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.
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
Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional, and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold in North America primarily to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by Worthington Armstrong Venture (“WAVE”) are sold by both Armstrong and our WAVE joint venture.
Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of Company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the Armstrong® brand name. All of Cabinets’ sales are in the U.S.
Unallocated Corporate — includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily income tax related accounts, cash and cash equivalents, the Armstrong brand name, the U.S. prepaid pension cost/liability and long-term debt. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as specific activity, time reporting, headcount, square-footage or net sales. The remaining items, which cannot be attributed to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

The following chart illustrates the breakdown of our consolidated net sales of $2.8 billion for the year ended December 31, 2009 by segment:
2009 Consolidated Net Sales by Segment
(in millions)
See Note 3 to the Consolidated Financial Statements and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.
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

Our products are used in new home construction and existing home renovation work. Industry estimates are that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue after reflecting a lag period between change in construction activity and our operating results of several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly affect our revenue. Further, changes in inventory levels and product focus at national home centers, which are our largest customers, can also significantly affect our revenue. Sales of our ceiling products for residential use appear to follow the trend of existing home sales, with a several month lag period between the change in existing home sales and our related operating results.
North American Commercial. Approximately 30% of our total consolidated net sales are for North American commercial use. Many of our products, primarily ceilings and Resilient Flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Renovation work is estimated to represent approximately three-fourths of the total North American commercial market opportunity. Most of our revenue comes from four major segments of commercial building — office, education, retail and healthcare. We monitor U.S. construction starts (an indicator of U.S. monthly construction activity that provides us a reasonable indication of upcoming opportunity) and follow new projects. We have found that our revenue from new construction can lag behind construction starts by as much as one year. We also monitor office vacancy rates, gross domestic product (“GDP”) and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.
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
The following table provides an estimate of our segments’ 2009 net sales, by major markets.

	North	North	Outside of
(Estimated percentages of	American	American	North
individual segment’s sales)	Residential	Commercial	America	Total
Resilient Flooring	35%	30%	35%	100%
Wood Flooring	95%	5%	—	100%
Building Products	10%	50%	40%	100%
Cabinets	90%	10%	—	100%

Geographic Areas
We sell our products in more than 80 countries. Approximately 70% of our 2009 revenue was derived from sales in the Americas, the vast majority of which came in the United States and Canada. The following chart illustrates the breakdown of our consolidated net sales of $2.8 billion for the year ended December 31, 2009 by region, based on where the sale was made:
2009 Consolidated Net Sales by Geography
(in millions)
See Note 3 to the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information by geographic areas.
Customers
We use our reputation, capabilities, service and brand recognition to develop long-standing relationships with our customers. We principally sell products through building materials distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the commercial sector, we also sell to several contractors and to subcontractors’ alliances. In the North American retail channel, which sells to end-users in the residential and light commercial segments, we have important relationships with national home centers such as The Home Depot, Inc. and Lowe’s Companies, Inc. In the North American residential sector, we have important relationships with major home builders and buying groups.

The following charts illustrate the estimated breakdown of our 2009 consolidated net sales geographically by distribution channel:
2009 Americas Sales by Customer Type
2009 Non-Americas Sales by Customer Type
No customer accounted for 10% or more of our total consolidated net sales during any of the last three years.
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
Flooring segments — Amtico International, Inc., Beaulieu International Group, N.V., Boa-Franc, Inc., Congoleum Corporation, Faus, Inc., Forbo Holding AG, Gerflor Group, Interface, Inc., IVC Group, Krono Holding AG, Mannington Mills, Inc., Metroflor Corporation, Mullican Flooring, L.P., Mohawk Industries, Inc., Pfleiderer AG, Shaw Industries, Inc., Somerset Hardwood Flooring, Tarkett AG and Wilsonart International.
Building Products — CertainTeed, Chicago Metallic Corporation, Georgia-Pacific Corporation, Knauf AMF GmbH & Co. KG, Lafarge SA, Odenwald Faserplattenwerk GmbH, Rockfon A/S, Saint-Gobain and USG Corporation.
Cabinets — American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation.
Raw Materials
Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials

Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings and stains

Building Products	Mineral fibers, perlite, waste paper, clays, starches and steel used in the production of metal ceilings and for our WAVE joint venture’s manufacturing of ceiling grid

Cabinets	Lumber, veneer, plywood, particleboard and components, such as doors and hardware
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

Sourced Products
Some of the products that we sell are sourced from third parties. Our primary sourced products include various flooring products (laminate, wood, vinyl sheet and tile and ceramic), specialized ceiling products, and installation-related products and accessories for some of our manufactured products. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Asia and Europe. Sales of sourced products represented approximately 10% to 15% of our total consolidated revenue in 2009, 2008, and 2007.
In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that a significant shortage will not occur.
Hedging
We use derivative financial instruments to hedge the following exposures: sourced product purchases denominated in foreign currency, cross-currency intercompany loans, interest rate risk, and energy. We use derivative financial instruments as risk management tools, not for speculative trading purposes. See Item 7A Quantitative and Qualitative Disclosures About Market Risk and Note 19 to the Consolidated Financial Statements of this Form 10-K for more information.
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
Certain of our trademarks, including without limitation, ,Armstrong®, Allwood™, Alterna™, Arborcrest™, Arteffects®, Axiom®, Bruce®, Calibra™, Capella®, Caruth™, Capz™, Ceramaguard®, Cirrus®, Corlon®, Coronet™, Cortega®, CushionStep™, Designer Solarian®, DLW™, Dune™, Excelon®, Fine Fissured™, Fundamentals® , Grand Illusions™, Hartco®, HomerWood®, Infusions®, Luxe Plank™, Medintech®, Medintone®, Mesa™, Metalworks™, Natural Creations®, Natural Inspirations®, Nature’s Gallery®, Optima®, Park Avenue™, Robbins®, Rhinofloor®, Sahara™, Scala®, Second Look®, Solarian®, SoundScapes®, SoundSoak®, StrataMax®, Techzone™, Timberland®, T. Morton™, ToughGuard®, Town&Country™, Ultima®, Waverly™, and Woodworks® are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.
Employees
As of December 31, 2009, we had approximately 10,800 full-time and part-time employees worldwide, with approximately 7,300 employees located in the United States. Approximately 6,900 of the 10,800 are production and maintenance employees, of whom approximately 4,900 are located in the U.S. Approximately 64% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.

During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant. We expect a net reduction in our employee headcount as a result of these actions of approximately 200 employees by the end of the second quarter of 2010.
Research & Development
Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $38.0 million in 2009, $38.8 million in 2008 and $44.0 million in 2007 on R&D activities worldwide.
Environmental Matters
Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at three off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at four domestic and five international current or former plant sites. Certain of AWI’s environmental liabilities were discharged through its Chapter 11 case while others were not. Those environmental obligations that AWI has with respect to property that it owns or operates or for which a non-debtor subsidiary is liable were unaffected by the Chapter 11 case. Therefore, AWI and its subsidiaries retain ongoing environmental compliance obligations at such properties.
Liabilities of $6.3 million and $6.5 million at December 31, 2009 and December 31, 2008, respectively, were for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 30 to the Consolidated Financial Statements of this Form 10-K for more information.

ITEM 1A.	RISK FACTORS
As noted in the introductory section titled “Uncertainties Affecting Forward-Looking Statements,” our business, operations and financial condition are subject to various risks. These risks should be taken into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.
We try to reduce both the likelihood that these risks will affect our businesses and their potential impact. However, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these problems or some other issue could have serious consequences for us, up to and including a materially adverse effect. See related discussions in this document and our other SEC filings for more details and subsequent disclosures.
Our business is dependent on construction activity. Downturns in construction activity and global economic conditions, such as weak consumer confidence and weak credit markets, adversely affect our business and our profitability.
Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. When the economy is weak and access to credit is limited, customers, distributors and suppliers are at heightened risk of defaulting on their obligations. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe, Canada and Asia also are significant. A prolonged economic downturn would exacerbate the adverse effect on our business, profitability, and the carrying value of assets.
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
The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of some items has been volatile in recent years and availability sometimes has been tight. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could cause us to reformulate products or to limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors.

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
A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia. Also, approximately 30% of our annual revenues are from operations outside the U.S. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs and delays and other related risks. Our international operations are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, potential restrictions on repatriating profits to the U.S., and loss of sales to local competitors following currency devaluations in countries where we import products for sale.
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
While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could claim to be harmed by use or misuse of our products. This could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. The building materials industry has been subject to claims relating to silicates, mold, PCBs, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues, and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the costs to defend or resolve such claims. We are subject to regulatory requirements regarding protection of the environment. Current and future environmental laws and regulations, including those proposed concerning climate change, could increase our cost of compliance, cost of energy, or otherwise materially adversely affect our business, results of operations and financial condition.

Our principal shareholders could significantly influence our business and our affairs.
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”), formed in 2006 as part of AWI’s emergence from bankruptcy, and Armor TPG Holdings LLC (“TPG”) together hold more than 60% of the Company’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Such a large percentage of ownership could result in below average equity market liquidity and affect matters which require approval by our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, our U.S. R&D operations and marketing, and customer service headquarters. Altogether our headquarters’ operations occupy approximately one million square feet of floor space.
We produce and market Armstrong products and services throughout the world, operating 36 manufacturing plants in nine countries as of December 31, 2009. Three of our plants are leased and the remaining 33 are owned. We have 22 plants located throughout the United States. In addition, we have an interest through our WAVE joint venture in eight additional plants in six countries.

Business Segment	Number of Plants	Location of Principal Facilities

Resilient Flooring	12	U.S. (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia, Germany, Sweden and the U.K.

Wood Flooring	10	U.S. (Arkansas, Kentucky, Missouri, North Carolina, Pennsylvania, Tennessee, Texas, West Virginia)

Building Products	13	U.S. (Florida, Georgia, Oregon, Pennsylvania), China, France, Germany and the U.K.

Cabinets	1	U.S. (Pennsylvania)
During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant.
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
See Note 30 to the Consolidated Financial Statements, which is incorporated herein by reference, for a full description of our legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY
Executive Officer Information
The following information is current as of February 26, 2010. Each executive officer serves a one-year term until reelected or until his earlier death, resignation, retirement or removal.
Michael D. Lockhart
Age 60 — Chairman of the Board and President since March 2001; Chairman of the Board, President and Chief Executive Officer since December 2002; Chairman and Chief Executive Officer of the Company’s former holding company from August 2000 — December 2007. Mr. Lockhart previously served as Chairman and Chief Executive Officer of General Signal, a diversified manufacturer, headquartered in Stamford, Connecticut from September 1995 until it was acquired in October 1998. He joined General Signal as President and Chief Operating Officer in September 1994. From 1981 until 1994, Mr. Lockhart worked for General Electric in various executive capacities in the GE Credit Corporation (now GE Capital), GE Transportation Systems and GE Aircraft Engines. Mr. Lockhart is a member of the Board of Directors of the Norfolk Southern Corporation and a member of the Business Council for the Booth School of Business at the University of Chicago. Pursuant to a separation agreement effective February 28, 2010, between Mr. Lockhart and the Company, Mr. Lockhart will step down as Chief Executive Officer and President of the Company and Chairman and member of the Board of Directors. Terms of the separation agreement are set forth in the Current Report on Form 8-K dated February 10, 2010. James J. O’Connor, currently Lead Director, will serve as non-executive Chairman of the Board after Mr. Lockhart’s departure.
Thomas B. Mangas
Age 42 — Senior Vice President and Chief Financial Officer since February 2010. Previously, Vice President and Chief Financial Officer of Beauty & Grooming Business of the Procter & Gamble Company (“P&G”). He previously served as General Manager and Chief Financial Officer of the Fabric Care Global Business Unit of P&G from 2005 — 2008 and Director and Chief Financial Officer of P&G Tüketim Mallari A.S. from 2003 — 2005.
Stephen F. McNamara
Age 43 — Vice President and Controller since July 2008. Previously, Director, Internal Audit, November 2005 — July 2008; Assistant Controller, October 2001 — November 2005; Manager of External Reporting, May 1999 — October 2001. Prior to that he was Assistant Controller with Hunt Corporation (a former international art and office supply company).
Jeffrey D. Nickel
Age 47 — Senior Vice President, Secretary and General Counsel since August 2008. Previously Senior Vice President and General Counsel since July 2008; previously Deputy General Counsel — Business and Commercial Law, September 2001 — July 2008. Prior to that he worked for Dow Corning Corporation (specialty chemical company), December 1992 — September 2001, his last title being senior attorney.
Frank J. Ready
Age 48 — Executive Vice President and Chief Executive Officer, Flooring Products North America and Floor Asia since January 2010. Previously Executive Vice President and Chief Executive Officer North American Flooring Products from April 2008 — January 2010. Previously, President and Chief Executive Officer, North American Flooring Operations, June 2004 — April 2008. Previously Senior Vice President, Sales and Marketing, July 2003 — June 2004; Senior Vice President, Operations, December 2002 — July 2003; Senior Vice President, Marketing, June 2000 — December 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI”. As of February 18, 2010, there were approximately 500 holders of record of AWI’s Common Stock.

	First	Second	Third	Fourth	Total Year
2009
Price range of common stock—high	$23.74	$21.80	$35.50	$45.45	$45.45
Price range of common stock—low	$9.42	$10.55	$15.05	$33.14	$9.42

2008
Price range of common stock—high	$40.98	$39.44	$40.19	$28.94	$40.98
Price range of common stock—low	$26.25	$28.92	$27.10	$13.79	$13.79
The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.
On February 25, 2008, our Board of Directors declared a special cash dividend of $4.50 per common share, payable on March 31, 2008, to shareholders of record on March 11, 2008. This special cash dividend resulted in an aggregate cash payment to our shareholders of $256.4 million. There were no dividends declared during 2009.
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share[1]	Programs[2]	Programs
October 2009	—	—	—	—
November 2009	1,531	$44.13	—	—
December 2009	—	—	—	—

Total	1,531		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor Company				Predecessor Company
				Three	Nine
				Months	Months
				Ended	Ended
	Year	Year	Year	December	September	Year
(Dollars in millions except for per-share data)	2009	2008	2007	31, 2006	30, 2006(1)	2005
Income statement data
Net sales	$2,780.0	$3,393.0	$3,549.7	$817.3	$2,608.6	$3,326.6
Cost of goods sold	2,159.0	2,632.0	2,687.5	660.9	2,030.2	2,654.0
Selling, general and administrative expenses	552.4	579.9	611.3	143.5	415.5	587.8
Intangible asset impairment	18.0	25.4	—	—	—	—
Restructuring charges, net	—	0.8	0.2	1.7	10.0	23.0
Equity (earnings) from joint ventures	(40.0)	(56.0)	(46.0)	(5.3)	(41.4)	(39.3)

Operating income	90.6	210.9	296.7	16.5	194.3	101.1
Interest expense	17.7	30.8	55.0	13.4	5.2	7.7
Other non-operating expense	0.9	1.3	1.4	0.3	1.0	1.5
Other non-operating (income)	(3.2)	(10.6)	(18.2)	(4.3)	(7.2)	(11.8)
Chapter 11 reorganization (income), net	—	—	(0.7)	—	(1,955.5)	(1.2)
Income tax (benefit) expense	(2.5)	109.0	106.4	3.8	726.6	(1.2)

Earnings from continuing operations	77.7	80.4	152.8	3.3	1,424.2	106.1
Per common share — basic (a)	$1.36	$1.41	$2.69	$0.06	n/a	n/a
Per common share — diluted (a)	$1.36	$1.41	$2.69	$0.06	n/a	n/a
Earnings (loss) from discontinued operations	—	0.6	(7.5)	(1.1)	(68.4)	5.0

Net earnings	$77.7	$81.0	$145.3	$2.2	$1,355.8	$111.1
Per common share — basic (a)	$1.36	$1.42	$2.56	$0.04	n/a	n/a
Per common share — diluted (a)	$1.36	$1.42	$2.56	$0.04	n/a	n/a
Dividends declared per share of common stock	—	$4.50	—	—	—	—
Average number of common shares outstanding (in millions)	57.4	57.1	56.6	55.0	n/a	n/a
Average number of employees	11,400	12,500	13,500	14,500	14,700	14,900

Balance sheet data (end of period)
Working capital	$974.3	$876.1	$1,003.7	$854.6		$1,128.0
Total assets	3,302.6	3,351.8	4,639.4	4,152.7		4,602.1
Liabilities subject to compromise	—	—	—	1.3		4,869.4
Net long-term debt (b)	432.5	454.8	485.8	801.5		21.5
Total equity (deficit)	1,907.9	1,751.3	2,444.1	2,172.1		(1,312.0)

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. AWI and its subsidiaries adopted fresh-start reporting upon AWI emerging from Chapter 11. Consequently, the impact of emergence, including the gain on settlement of liabilities subject to compromise and the gain on fresh-start reporting, is reflected in the Predecessor Company for the nine months ended September 30, 2006 and the results of operations beginning October 1, 2006 are reflected within the Successor Company.

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements. The common stock of the Predecessor Company was not publicly traded.

(b)	Net long-term debt excludes debt subject to compromise for 2005.
Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Financial performance metrics excluding the translation effect of changes in foreign exchange rates are not in compliance with U.S. generally accepted accounting principles (“GAAP”). We believe that this information improves the comparability of business performance by excluding the impact of changes in foreign exchange rates when translating comparable foreign currency amounts. We calculate the translation effect of foreign exchange rates by applying constant foreign exchange rates to the equivalent periods’ reported foreign currency amounts. We believe that this non-GAAP metric provides a clearer picture of our operating performance. Furthermore, management evaluates the performance of the businesses excluding the effects of foreign exchange rates.
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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of December 31, 2009 we operated 36 manufacturing plants in nine countries, including 22 plants located throughout the U.S. In response to economic conditions during 2009, we idled a Resilient Flooring plant in Canada, a Wood Flooring plant in Mississippi and a Building Products plant in Alabama, and we closed a Cabinets plant in Nebraska and a previously idled Wood Flooring plant in Tennessee.
Through Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., we also have an interest in eight additional plants in six countries that produce suspension system (grid) products for our ceiling systems.
We report our financial results through the following segments: Resilient Flooring, Wood Flooring, Building Products, Cabinets and Unallocated Corporate. See “Results of Operations” and “Reportable Segment Results” for additional financial information on our consolidated company and our segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Our consolidated net sales for 2009 were $2.8 billion, approximately 18% less than consolidated net sales in 2008. Operating income was $90.6 million in 2009, as compared to $210.9 million in 2008. The decline in sales was primarily due to lower volume in residential and commercial markets around the world. The margin impact from sales volume declines offset the combined benefit from input cost deflation, reduced manufacturing costs and lower selling, general and administrative (“SG&A”) expenses. In addition, operating income was reduced by a $31.6 million non-cash charge from accelerated vesting of stock-based compensation due to a transaction between Armor TPG Holdings LLC (“TPG”) and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”). See Note 23 to the Consolidated Financial Statements.
•	Resilient Flooring sales declined across geographic regions on lower volumes. Despite lower sales, operating income improved compared to the prior year due to input cost deflation, lower manufacturing and SG&A expenses and fewer expenses related to cost reduction actions.
•	Wood Flooring sales continued to decline due to weak domestic residential housing markets. Operating loss was greater than the prior year as the margin impact of lower volumes more than offset raw material deflation, lower manufacturing costs and reduced SG&A expenses. Both years included significant intangible asset impairment charges.
•	Building Products sales declined due to lower activity in global commercial construction markets. Operating income also declined as the margin impact of lower volumes more than offset lower manufacturing costs and reduced SG&A expenses.
•	Cabinets sales and operating income declined primarily due to weak domestic residential housing markets. A reduction in manufacturing expense was offset by charges related to a plant closure.
•	Corporate Unallocated expense increased $38.3 million primarily due to a $31.6 million non-cash charge from accelerated vesting of stock-based compensation due to a transaction between TPG and the Asbestos PI Trust.
Factors Affecting Revenues
For an estimate of our segments’ 2009 net sales by major markets, see “Markets” in Item 1. Business of this Form 10-K.
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During 2009, these markets experienced the following:
•	According to the U.S. Census Bureau, in 2009, housing starts of 0.55 million units in the U.S. residential market declined 38.7% compared to 2008. Housing completions in the U.S. decreased by 29.2% in 2009 with approximately 0.80 million units completed. The National Association of Realtors indicated that sales of existing homes increased 5.5% to 5.16 million units in 2009 from a level of 4.89 million in 2008.

According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 11.3% in 2009 compared 2008.
•	According to the U.S. Census Bureau the rate of growth in the North American key commercial market, in nominal dollar terms, was -14.7% in 2009. Construction activity in the office, healthcare, and retail segments decreased 19.5%, 0.5%, and 31.3% respectively, while activity in the education segment was up 0.3%. In the fourth quarter accelerating rates of decline across these segments caused an overall rate of decline of 22.1%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
•	Markets in European countries experienced broad declines. The declines were particularly acute in Eastern European markets.
•	Activity in Pacific Rim markets was generally slow.
Quality and Customer Service Issues. Our quality and customer service are critical components of our total value proposition. In 2009, we experienced no significant quality or customer service issues.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We did not introduce any significant pricing actions in 2009. We estimate prior year pricing actions increased our total consolidated net sales in 2009 by approximately $33 million when compared to 2008.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. Compared to 2008, we estimate mix changes increased our total consolidated net sales in 2009 by approximately $6 million.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2009 these input costs were approximately $62 million lower than in 2008.
Stock-based Compensation. In August 2009 TPG and the Asbestos PI Trust entered into an agreement whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Please refer to the shareholder’s agreement incorporated by reference in this Form 10-K as Exhibit 99.2. Under the terms of the 2006 Long-Term Incentive Plan, a change in control occurred, causing the accelerated vesting of all unvested stock-based compensation issued to employees and directors. The non-cash charge to earnings related to this accelerated vesting was $31.6 million and was recorded in the third quarter of 2009 in SG&A expenses.
Intangible Asset Impairments. During the fourth quarters of 2009 and 2008 we recorded non-cash impairment charges of $18.0 million and $25.4 million, respectively, to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value. The fair value in both years was negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market. The initial fair value for these intangible assets was determined in 2006 as part of fresh start reporting. See Note 11 to the Consolidated Financial Statements for more information.
Cost Reduction Initiatives. During 2009 we recorded $12.7 million of charges primarily related to the closure of our Auburn, Nebraska Cabinets facility, organizational and manufacturing changes for our European Resilient Flooring business, and the closure of a previously idled Wood Flooring plant.
During 2008 we recorded $20.0 million of charges (severance of $17.7 million and accelerated depreciation of $2.3 million) primarily related to organizational and manufacturing changes for our

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
European Resilient Flooring business and the termination costs for certain corporate employees. The European organizational changes were due to the decision to consolidate and outsource several SG&A functions. The manufacturing changes primarily related to the decision to cease production of automotive carpeting and other specialized textile flooring products. These charges were recorded as part of cost of goods sold ($7.3 million) and SG&A expense ($12.7 million).
On-going Cost Improvements. In addition to the above-mentioned cost reduction initiatives, we have an ongoing focus on continually improving our cost structure. As a result of these cost reduction initiatives and our on-going improvement efforts, we have realized significant reductions in our manufacturing conversion costs. Additional charges may be incurred in future periods for further cost reduction actions.
See also “Results of Operations” for further discussion of other significant items affecting operating costs.
Factors Affecting Cash Flow
Typically, we generate cash in our operating activities. The amount of cash generated in a period is dependent on a number of factors, including the amount of operating profit generated, changes in the amount of working capital (such as inventory, receivables and payables) required to operate our businesses, and investments in property, plant & equipment and computer software (“PP&E”).
During 2009 cash and cash equivalents increased by $214.5 million. Net cash from operating activities of $260.2 million and distributions from WAVE of $53.5 million were partially offset by capital expenditures of $105.1 million. During 2008, cash and cash equivalents decreased by $159.3 million, with net cash from operating activities of $214.2 million offset by a special cash dividend of $256.4 million, and capital expenditures of $95.0 million.
Employees
As of December 31, 2009, we had approximately 10,800 full-time and part-time employees worldwide. This compares to approximately 12,200 employees as of December 31, 2008. The decline related primarily to reductions in the manufacturing workforce as a result of significant sales volume declines.
During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant. We expect a net reduction in our employee headcount as a result of these actions of approximately 200 employees by the end of 2010.
During 2009, we negotiated five collective bargaining agreements and none of our locations experienced work stoppages. Throughout 2010, collective bargaining agreements covering approximately 800 employees at three plants are scheduled to expire.
CRITICAL ACCOUNTING ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an on-going basis, using relevant internal and external information. We believe that our estimates and assumptions are reasonable. However, actual results may differ from what was estimated and could have a significant impact on the financial statements.
We have identified the following as our critical accounting estimates. We have discussed these critical accounting estimates with our Audit Committee.
Fresh-Start Reporting and Reorganization Value — As part of our emergence from bankruptcy on October 2, 2006, we implemented fresh-start reporting. Our assets, liabilities and equity were adjusted to fair value. In this regard, our Consolidated Financial Statements for periods subsequent to October 2, 2006 reflect a new basis of accounting and are not comparable to our historical consolidated financial statements for periods prior to October 2, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
The adoption of fresh-start reporting had a material effect on our Consolidated Financial Statements and was based on assumptions that employed a high degree of judgment. See Note 1 to the Consolidated Financial Statements for further information relative to our reorganization.
U.S. Pension Credit and Postretirement Benefit Costs — We maintain pension and postretirement plans throughout the world, with the most significant plans located in the U.S. Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions. Each assumption represents management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated inflation in health care costs. These assumptions are generally updated annually.
The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Hewitt above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2009 and 2008, we assumed a discount rate of 5.60% for the U.S. defined benefit pension plans. As of December 31, 2009, we assumed a discount rate of 5.30% compared with a discount rate of 5.60% as of December 31, 2008 for the U.S. postretirement plans. The effects of the change in discount rate will be amortized into earnings as described below. A one-quarter percentage point decrease in the discount rates for the U.S. pension and postretirement plans would decrease 2010 operating income by $4.3 million. A one-quarter percentage point increase in the discount rates would increase 2010 operating income by $3.7 million.
We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based both on the plan’s experience and on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses, yielding a long-term rate of return of 8% per annum. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see frequent changes from year to year based on positive or negative actual performance in a single year. Over the 10 year period ended December 31, 2009, the annualized return was approximately 6.2% compared to an average expected return of 8.4%. The actual return on plan assets achieved for 2009 was 16.3%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.
Although our qualified funded plan was underfunded on a GAAP basis as of December 31, 2008, it returned to an overfunded position as of December 31, 2009. In both years, the plan remained overfunded for purposes of calculating required contributions. We do not expect the decrease in plan assets in 2008 to lead to significant pension funding contributions over the next few years.
The expected long-term return on plan assets used in determining our 2009 U.S. pension credit was 8%. We have also assumed a return on plan assets during 2010 of 8%. The 2010 expected return on assets was calculated in a manner consistent with 2009. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2010 operating income by approximately $5.2 million.
Contributions to the unfunded plan were $3.3 million in 2009 and were made on a monthly basis to fund benefit payments. We estimate the 2010 contributions will be approximately $3.3 million. See Note 17 to the Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall

2008	11.0%	10.5%	10.8%	(5)%	12%	0%

2009	10.0%	9.5%	9.8%	(7)%	(1)%	(5)%

2010	9.0%	8.5%	8.8%
Actual health care costs were lower than expected in 2009, primarily due to favorable claims experience. The difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2009, health care cost increases are estimated to decrease by one percentage point per year until 2014, after which they are estimated to be constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2010 operating income by $1.2 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2010 operating income by $1.2 million. See Note 17 to the Consolidated Financial Statements for more information.
Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately nine years. Changes in assumptions could have significant effects on earnings in future years.
Impairments of Long-Lived Tangible and Intangible Assets — In connection with our adoption of fresh-start reporting upon emerging from Chapter 11 in 2006, all long-lived tangible and intangible assets were adjusted to fair value. Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We conduct our annual impairment test for non-amortizable intangible assets during the fourth quarter, although we conduct interim impairment tests if events or circumstances indicate the asset might be impaired. We conduct impairment tests for tangible assets and amortizable intangible assets when indicators of impairment exist, such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.
The principal assumptions utilized in our impairment tests for tangible and definite-lived intangible assets include discount rate and operating profit adjusted for depreciation and amortization. The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and strategic planning process. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our tangible and intangible assets did not change from prior periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
The cash flow estimates used in applying our impairment tests are based on management’s analysis of information available at the time of the impairment test. Actual cash flows lower than the estimate could lead to significant future impairments. If subsequent testing indicates that new fair values have declined, the carrying values would be reduced and our future statements of income would be affected.
During the fourth quarters of 2009 and 2008, we recorded non-cash impairment charges of $18.0 million and $25.4 million, respectively, to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The fair value in both years was negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market. The initial fair value for these intangible assets was determined in 2006 as part of fresh start reporting. The remaining carrying value of the Wood Flooring trademarks at December 31, 2009 was $64.6 million. Material uncertainties that could lead to future material impairment charges for Wood Flooring intangible assets include significant declines in residential U.S. housing starts and renovation activity below our expectations. We have assumed depressed market activity in 2010 but anticipate market recovery starting in 2011.
During 2009 we tested the tangible assets and amortizable intangible assets of several asset groups within our Building Products Americas, Building Products Europe, Resilient Flooring Americas, Resilient Flooring Europe, and Cabinets reporting units for impairment due to negative earnings, negative cash flows or other indicators of impairment. Based upon the impairment testing, the carrying value of the tangible assets for each of these asset groups was determined to be recoverable (except as discussed below); the related undiscounted cash flows and/or fair value significantly exceeded the carrying value of assets.
The European Resilient Flooring business had operating losses and negative cash flows during 2009. We have assumed further short-term declines in this market in 2010 but anticipate future recovery starting in 2011. Based on our on-going evaluation of strategic alternatives for our European flooring business, we reevaluated our asset groups within the European Resilient Flooring reporting unit. Accordingly, during the fourth quarter of 2009 we recorded a $3.0 million impairment charge on tangible assets, primarily machinery and equipment, for one of the asset groups within our European Resilient Flooring reporting unit. The fair values of land and buildings were determined by management estimates of market prices and independent valuations of the land and buildings based on observable market data. This data includes recent sales and leases of comparable properties with similar characteristics within the same local real estate market. The fair values of machinery and equipment were determined by management based on estimated sales and salvage value, which are unobservable inputs. The remaining carrying value of tangible assets within the European Resilient Flooring business was $102.2 million as of December 31, 2009, with land and buildings representing the significant majority. Material uncertainties that could lead to a future material impairment charge include the level of European commercial construction and renovation activity.
We cannot predict the occurrence of certain events that might lead to material impairment charges in the future. Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial and residential construction industries, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.
See Notes 3 and 11 to the Consolidated Financial Statements for further information.
Sales-related Accruals — We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product line and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales, and the amount of current sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
We also maintain numerous customer relationships that incorporate sales incentive programs (primarily volume rebates and promotions). The rebates vary by customer and usually include tiered incentives based on the level of customers’ purchases. Certain promotional allowances are also tied to customer purchase volumes. We estimate the amount of expected annual sales during the course of the year and use the projected sales amount to estimate the cost of the incentive programs. For sales incentive programs that are on the same calendar basis as our fiscal calendar, actual sales information is used in the year-end accruals.
While historical results have not differed materially from our estimated accruals, future experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we would adjust our accruals accordingly. Our sales-related accruals totaled $54.4 million and $64.5 million as of December 31, 2009 and 2008, respectively. We record the costs of these accruals as a reduction of gross sales.
Income Taxes — Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards.
Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We record valuation allowances to reduce our deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2009, we have recorded valuation allowances totaling $155.4 million for various federal, state and foreign net operating loss, capital loss and foreign tax credit carryforwards. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustment could be material to our Consolidated Financial Statements.
As further described in Note 15 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2009 includes net deferred income tax assets of $572.5 million. Included in these amounts are deferred federal and state income tax assets of $173.1 million and $62.2 million, respectively, relating to federal and state net operating loss carryforwards. These net operating losses arose primarily as a result of the amounts paid to the Asbestos PI Trust in 2006. We have concluded that all but $22.3 million of these income tax benefits are more likely than not to be realized in the future.
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
We establish reserves for tax positions that management believes are supportable, but are potentially subject to challenge by the applicable taxing authorities. We review these tax uncertainties in light of the changing facts and circumstances and adjust them when warranted. We have several tax audits in process in various jurisdictions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS
In June 2009 the Financial Accounting Standards Board (“FASB”) issued new guidance, which is now part of Accounting Standards Codification (“ASC”) 810, “Consolidations”, which amends the consolidation guidance applicable to variable interest entities. These provisions of ASC 810 are effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect a material impact on our financial statements from the adoption of this guidance.
In January 2010 the FASB issued new guidance, which is now part of ASC 810, “Consolidations”. The revised scope of the decrease-in-ownership provisions clarifies that transfers of a subsidiary that constitute a business or nonprofit activity to an equity-method investee or joint venture and transfers of groups of assets that constitute a business or nonprofit activity in exchange for a noncontrolling interest in an entity, including an equity-method investee or joint venture, are within the scope of ASC 810 rather than being within the scope of guidance applicable to equity-method investees and joint ventures or nonmonetary exchanges. These provisions of ASC 810 are effective upon issuance. There was no material impact on our financial statements from the adoption of this guidance in January 2010.
In January 2010 the FASB issued new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions of ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures related to activities for Level 3 measurements which are required for fiscal years beginning after December 15, 2010 and interim periods within those years. We do not expect any impact on our financial statements from the adoption of this guidance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
RESULTS OF OPERATIONS
Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Certain prior year amounts have been reclassified to conform to the current year presentation. Please refer to Note 3 to the Consolidated Financial Statements for a reconciliation of segment operating income to consolidated earnings from continuing operations before income taxes.
2009 COMPARED TO 2008
CONSOLIDATED RESULTS

			Change is (Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	2009	2008	Reported	Rates(1)
Net sales:
Americas	$1,995.6	$2,384.4	(16.3)%	(15.9)%
Europe	626.0	826.0	(24.2)%	(16.8)%
Pacific Rim	158.4	182.6	(13.3)%	(7.7)%

Total consolidated net sales	$2,780.0	$3,393.0	(18.1)%	(15.6)%
Cost of goods sold	2,159.0	2,632.0
SG&A expenses	552.4	579.9
Intangible asset impairment	18.0	25.4
Restructuring charges, net	—	0.8
Equity earnings from joint ventures	(40.0)	(56.0)

Operating income	$90.6	$210.9	(57.0)%	(55.7)%
Interest expense	17.7	30.8
Other non-operating expense	0.9	1.3
Other non-operating (income)	(3.2)	(10.6)
Income tax (benefit) expense	(2.5)	109.0
(Gain) from discontinued operations	—	(0.6)

Net earnings	$77.7	$81.0

(1)	Excludes unfavorable foreign exchange rate effect in translation of $110.9 million on consolidated net sales and $8.4 million on operating income
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined approximately 16% as significant volume declines more than offset very modest improvements in price realization (as described previously in “Pricing Initiatives”).
Net sales in the Americas decreased approximately 16% as volume declined in all segments.
Excluding the translation effect of changes in foreign exchange rates, net sales in the European markets decreased by approximately 17%. Lower volume for Building Products was partially offset by modestly improved product mix, while Resilient Flooring sales declined on lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim decreased approximately 8% on lower volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2009 and 2008 operating expenses were impacted by several significant items. The significant items which impacted cost of goods sold (“COGS”), SG&A expenses and restructuring charges include:

Increase / (Reduction) in Expenses
	Where
Item	Reported	2009	2008
Cost reduction initiatives expenses (1)	COGS	$12.8	$7.3
Fixed asset impairment (2)	COGS	3.0	2.9
Cost reduction initiatives (income) expenses (1)	SG&A	(0.1)	12.7
Environmental insurance settlement (3)	SG&A	—	(6.9)
Chapter 11 related post-emergence (income) (4)	SG&A	—	(1.3)
Review of strategic alternatives (5)	SG&A	—	1.2
Intangible asset impairment (6)	Intangible asset impairment	18.0	25.4
Cost reduction initiatives expenses (7)	Restructuring	—	0.8
Accelerated stock-based compensation expense (8)	SG&A	31.6	—

(1)	See “Factors Affecting Operating Costs” for a discussion of the cost reduction initiatives.

(2)	In 2009 and 2008 we recorded fixed asset impairment charges related to certain European Resilient Flooring assets.

(3)	In 2008, we received an insurance settlement related to an environmental matter.

(4)	Represents the reversal of a contingent liability that was no longer owed to creditors after our final Chapter 11 distribution.

(5)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives which concluded in 2008.

(6)	During the fourth quarters of 2009 and 2008, we recorded non-cash impairment charges of our Wood Flooring trademarks.

(7)	Represents an increase to a previously recorded reserve for a noncancelable U.K. operating lease which extends through 2017.

(8)	Represents non-cash charges related to accelerated vesting of stock-based compensation issued to employees and directors.
Cost of goods sold was 77.7% of net sales in 2009 compared to 77.6% of net sales in 2008. Reduced input and manufacturing costs offset the decline in sales.
SG&A expenses in 2009 were $552.4 million, or 19.9% of net sales compared to $579.9 million, or 17.1% of net sales in 2008. The change in expense was primarily due to reduced spending in all segments, partially offset by the $31.6 million accelerated stock-based compensation expense. The increase in SG&A expenses as a percent of net sales is due to the significant decrease in net sales.
Equity earnings, primarily from our WAVE joint venture, were $40.0 million in 2009, as compared to $56.0 million in 2008. See Note 10 to the Consolidated Financial Statements for further information.
Interest expense was $17.7 million in 2009, compared to $30.8 million in 2008. The reduction was primarily due to a drop in interest rates and a reduction in the average bank credit facility balance due to principal payments.
Income tax (benefit)/expense from continuing operations was $(2.5) million and $109.0 million in 2009 and 2008, respectively. The effective tax rate for 2009 was -3.3% as compared to a rate of 57.6% for 2008. The effective tax rate for 2009 was significantly lower than 2008 primarily due to the recognition of tax benefits related to the settlement of the Internal Revenue Service audit during July 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable (Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	2009	2008	Reported	Rates(1)
Net sales:
Americas	$673.1	$786.2	(14.4)%	(13.8)%
Europe	294.3	355.1	(17.1)%	(9.3)%
Pacific Rim	64.3	78.8	(18.4)%	(11.9)%

Total segment net sales	$1,031.7	$1,220.1	(15.4)%	(12.5)%
Operating income (loss)	$0.1	$(16.8)	Favorable	Favorable

(1)	Excludes unfavorable foreign exchange rate effect in translation of $45.8 million on net sales and $1.3 million on operating income
Net sales in the Americas declined $113.1 million due to volume declines on broad weakness in residential and commercial markets. Modest price realization was offset by a less profitable product mix.
Excluding the translation effect of changes in foreign exchange rates, net sales in European markets declined $27.9 million due to lower volume.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim declined $7.9 million. Lower volume was partially offset by a better product mix.
Operating income increased as raw material deflation, lower freight costs, and reduced SG&A and manufacturing expenses offset the margin impact of lower volume and less profitable product mix. Operating income included European Resilient Flooring losses of $25.7 million for 2009 and $38.2 million for 2008. Both 2009 and 2008 results were affected by the items detailed in the following table.

Increase / (Reduction) in Expenses
Item	2009	2008

Cost reduction initiatives expenses (1)	$4.7	$14.1
Fixed asset impairments (2)	3.0	2.9

(1)	See “Factors Affecting Operating Costs” for a discussion of the cost reduction initiatives.

(2)	Fixed asset impairment charges related to certain European Resilient Flooring assets.
Wood Flooring

			Change is
	2009	2008	(Unfavorable)
Total segment net sales (1)	$510.4	$624.6	(18.3)%
Operating (loss)	$(5.9)	$(2.4)	Unfavorable

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $114.2 million due to lower volume driven by continued declines in domestic residential housing markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating loss increased by $3.5 million, primarily due to the margin impact of significantly lower sales partially offset by reduced manufacturing, SG&A, and raw material costs. In addition, both 2009 and 2008 operating profit was affected by items as detailed in the following table.

Increase / (Reduction) in Expenses
Item	2009	2008

Cost reduction initiatives expenses (1)	$1.9	—
Intangible asset impairment (2)	18.0	$25.4

(1)	See “Factors Affecting Operating Costs” for a discussion of the cost reduction initiatives.

(2)	During the fourth quarters of 2009 and 2008, we recorded non-cash impairment charges to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test.
Building Products

			Change is (Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	2009	2008	Reported	Rates(1)
Net sales:
Americas	$661.9	$794.4	(16.7)%	(16.1)%
Europe	331.7	470.9	(29.6)%	(22.4)%
Pacific Rim	94.1	103.8	(9.3)%	(4.7)%

Total segment net sales	$1,087.7	$1,369.1	(20.6)%	(17.2)%
Operating income	$155.9	$239.7	(35.0)%	(32.7)%

(1)	Excludes unfavorable foreign exchange rate effect in translation of $62.3 million on net sales and $9.1 million on operating income
The Americas net sales decreased $132.5 million primarily due to volume declines related to reduced commercial construction activity.
Excluding the translation effect of changes in foreign exchange rates, net sales in Europe declined by $88.9 million due to significant volume declines in both Western and Eastern European markets associated with reduced commercial construction activity.
Excluding the translation effect of changes in foreign exchange rates, net sales in the Pacific Rim declined $4.4 million on volume declines across the region, partially offset by modest improvement in product mix.
Operating income fell by $83.8 million. The combination of volume declines and lower earnings from WAVE offset the benefits of reduced manufacturing and SG&A expenses, lower freight and modest price realization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cabinets

			Change is
	2009	2008	(Unfavorable)
Total segment net sales (1)	$150.2	$179.2	(16.2)%
Operating (loss)	$(18.3)	$(6.7)	Unfavorable

(1)	All Cabinet products are sold in the U.S.
Net sales declined $29.0 million due to lower volume driven by continued declines in residential housing markets.
Operating loss increased $11.6 million primarily due to the margin impact from lower sales, partially offset by lower manufacturing costs. In addition, 2009 operating profit was affected by the item as detailed in the following table.

Increase / (Reduction) in Expenses
Item	2009	2008

Cost reduction initiatives expense(1)	$6.1	—

(1)	Costs due to Auburn plant closure.
Unallocated Corporate
Unallocated corporate expense of $41.2 million in 2009 increased from $2.9 million in 2008. The increase was primarily due to accelerated stock-based compensation expense related to a change in control event which resulted in a non-cash charge of $31.6 million and a lower U.S. pension credit. In addition, 2009 and 2008 were affected by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
Item	2009	2008

Cost reduction initiatives expenses (1)	—	$6.7
Environmental insurance settlement (2)	—	(6.9)
Chapter 11 related post-emergence expenses (3)	—	(1.3)
Review of strategic alternatives (4)	—	1.2
Accelerated stock-based compensation expense (5)	$31.6	—

(1)	Represents costs for corporate severances, partially offset by related reductions in stock-based compensation expense, and restructuring costs.

(2)	Represents gain from an insurance settlement related to an environmental matter.

(3)	Represents the reversal of a contingent liability that was no longer owed to creditors after our final Chapter 11 distribution.

(4)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives which concluded during 2008.

(5)	Represents non-cash charges related to accelerated vesting of stock-based compensation issued to employees and directors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $214.5 million for 2009 compared to a decrease of $159.3 million in 2008.
Operating activities for 2009 provided $260.2 million of net cash, primarily due to cash earnings and a decrease in inventories across all business units of $105.9 million due to lower current and projected sales activity. Operating activities in 2008 provided $214.2 million of net cash, primarily due to cash earnings and distributions from WAVE of $61.0 million (which included a special distribution of $5.5 million). These were partially offset by a reduction in accounts payable and accrued expenses of $88.2 million, primarily due to lower activity and the payment of incentive accruals during the first quarter of 2008.
Investing activities in 2009 used $41.0 million of cash primarily due to capital expenditures of $105.1 million partially offset by distributions, classified as returns of investment, from WAVE of $53.5 million. Investing activities in 2008 used $75.7 million of cash primarily due to capital expenditures of $95.0 million, partially offset by a special distribution, classified as a return of investment, from WAVE of $19.5 million.
In 2008 WAVE distributed to us a total of $80.5 million (including a special distribution of $25.0 million). We use the equity in earnings method to determine appropriate classification within our Consolidated Statement of Cash Flows. During 2008 WAVE distributions exceeded our capital contributions and our proportionate share of retained earnings. Accordingly, $19.5 million of the 2008 distributions were reflected as a return of investment in cash flows from investing activities. Total WAVE distributions to us in 2009 were $53.5 million.
Financing activities in 2009 used $26.7 million of cash primarily due to scheduled debt repayments. Financing activities in 2008 used $277.0 million primarily due to a special cash dividend of $256.4 million. See Liquidity discussion below.
Balance Sheet and Liquidity
Changes in significant balance sheet accounts and groups of accounts from December 31, 2008 to December 31, 2009 are as follows:

	December 31,	December 31,	Increase
	2009	2008	(Decrease)
Cash and cash equivalents	$569.5	$355.0	$214.5
Current assets, excluding cash and cash equivalents	762.1	906.5	(144.4)

Current assets	$1,331.6	$1,261.5	$70.1

The increase in cash and cash equivalents was previously described (see “Cash Flow”). The decrease in current assets, excluding cash and cash equivalents, is primarily due to lower inventory levels across all business units due to lower current and projected sales activity.

	December 31,	December 31,
	2009	2008	Decrease
Property, plant and equipment, less accumulated depreciation and amortization (“PP&E”)	$929.2	$954.2	$(25.0)
The decrease in PP&E was primarily due to depreciation of $132.6 million and fixed asset impairments of $3.0 million, partially offset by capital expenditures of $105.1 million and the effects of foreign exchange.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

	December 31,	December 31,
	2009	2008	Increase
Prepaid pension costs	$114.3	$0.3	$114.0
The increase in prepaid pension costs occurred primarily because our U.S. qualified pension plan, which was underfunded at December 31, 2008, became overfunded in relation to its benefit obligation as of December 31, 2009 primarily due to asset investment gains in 2009.

	December 31,	December 31,
	2009	2008	Decrease
Investment in joint venture	$194.6	$208.2	$(13.6)
The decrease in investments in affiliates was primarily due to distributions from WAVE of $53.5 million partially offset by equity earnings of $40.0 million.

	December 31,	December 31,
	2009	2008	Decrease
Current installments of long-term debt	$40.0	$40.9	$(0.9)
Long-term debt, less current installments	432.5	454.8	(22.3)

Long-term debt	$472.5	$495.7	$(23.2)

The decrease in long-term debt was primarily due to scheduled debt repayments.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in October 2011), and a $500 million Term Loan B (due in October 2013). There were no outstanding borrowings under the revolving credit facility, but $41.8 million in letters of credit were outstanding as of December 31, 2009 and, as a result, availability under the revolving credit facility was $258.2 million.
Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of December 31, 2009, we had $569.5 million of cash and cash equivalents, $328.2 million in the U.S. and $241.3 million in various foreign jurisdictions.
On February 25, 2008, we executed an amendment to our senior credit facility. This amendment (a) permitted us to make “Special Distributions,” including dividends (such as the special cash dividend described below) or other distributions (whether in cash, securities or other property) of up to an aggregate of $500 million at any time prior to February 28, 2009 (this permission in the amendment expired on February 28, 2009), (b) requires that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility and (c) increased interest rates by 0.25% for the revolving credit facility and Term Loan A. As of December 31, 2009 our domestic liquidity was $586.4 million.
In addition to the minimum domestic liquidity covenant, our credit facility contains two other financial covenants: minimum Interest Coverage of 3.00 to 1.00 and maximum Indebtedness to EBITDA of 3.75 to 1.00. Please refer to the credit facility filed with this Form 10-K as Exhibits 10.7 and 10.8. As of December 31, 2009 our consolidated interest coverage ratio was 15.2 to 1.00 and our indebtedness to EBITDA was 1.76 to 1.00. Management believes that based on current financial projections any default under these covenants is unlikely for the foreseeable future. As of December 31, 2009, fully borrowing

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
No mandatory prepayments are required under the senior credit facility unless (a) our Indebtedness to EBITDA ratio is greater than 2.5 to 1.0, or (b) debt ratings from S&P are lower than BB (stable), or (c) debt ratings from Moody’s are lower than Ba2 (stable) based on our year end compliance certification. If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow (as defined in the credit facility, filed with this 10-K as Exhibits 10.7 and 10.8). Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
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
As of December 31, 2009, our foreign subsidiaries had available lines of credit totaling $24.9 million, of which $1.0 million was used and $2.2 million was available only for letters of credit and guarantees, leaving $21.7 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
In October 2007 we received $178.7 million of federal income tax refunds. Upon receipt of the refunds, AWI recorded a liability of $144.6 million in the fourth quarter of 2007 pending Internal Revenue Service (“IRS”) review. During the second quarter of 2009, the IRS concluded its examination for the 2005 and 2006 tax years and approved the above refunds. Under the Internal Revenue Code, the refunds were subject to further review and approval by the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”). In July 2009, we were notified by the IRS that the Joint Committee had approved our refunds. See Note 15 to the Consolidated Financial Statements.
We believe that cash on hand and generated from operations, together with lines of credit and the availability under the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations and scheduled payments of debt obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2008 COMPARED TO 2007
CONSOLIDATED RESULTS

			Change is Favorable/ (Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	2008	2007	Reported	Rates(1)
Net sales:
Americas	$2,384.4	$2,614.7	(8.8)%	(9.1)%
Europe	826.0	774.4	6.7%	0.7%
Pacific Rim	182.6	160.6	13.7%	10.5%

Total consolidated net sales	$3,393.0	$3,549.7	(4.4)%	(6.0)%
Cost of goods sold	2,632.0	2,687.5
SG&A expense	579.9	611.3
Intangible asset impairment	25.4	—
Restructuring charges, net	0.8	0.2
Equity earnings from joint ventures	(56.0)	(46.0)

Operating income	$210.9	$296.7	(28.9)%	(29.7)%
Interest expense	30.8	55.0
Other non-operating expense	1.3	1.4
Other non-operating (income)	(10.6)	(18.2)
Chapter 11 reorganization (income), net	—	(0.7)
Income tax expense	109.0	106.4
(Gain) loss from discontinued operations	(0.6)	7.5

Net earnings	$81.0	$145.3

(1)	Excludes favorable foreign exchange rate effect in translation of $56.7 million on consolidated net sales and $2.9 million on operating income
Consolidated net sales, excluding the translation effect of changes in foreign exchange rates, declined 6%. Volume declines more than offset improvements in price realization and an improved mix of higher value products.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
2008 and 2007 operating expenses were impacted by several significant items. The significant items which impacted cost of goods sold (“COGS”), SG&A expenses and restructuring charges include:

Increase / (Reduction) in Expenses
	Where
Item	Reported	2008	2007
Change in depreciation and amortization (1)	COGS	$7.9	$2.1
Impact on hedging-related activity (1)	COGS	—	(5.8)
Change in depreciation and amortization (1)	SG&A	1.5	0.6
Cost reduction initiatives expenses (2)	COGS	7.3	—
Fixed asset impairment (3)	COGS	2.9	—
Cost reduction initiatives expenses (2)	SG&A	12.7	—
Insurance settlements (4)	SG&A	(6.9)	(5.0)
Environmental accrual (5)	SG&A	—	1.1
Chapter 11 related post-emergence (income) expenses (6)	SG&A	(1.3)	7.1
Review of strategic alternatives (7)	SG&A	1.2	8.7
Intangible asset impairment (8)	Intangible asset impairment	25.4	—
Cost reduction initiatives expenses (2)	Restructuring	0.8	0.2

(1)	Charges related to fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” for a discussion of the cost reduction initiatives impacting 2008. 2007 expenses related to the closure of a Building Products plant in the Netherlands during 2005.

(3)	In 2008 we recorded a fixed asset impairment charge related to certain European Resilient Flooring assets.

(4)	In 2008, we received an insurance settlement related to an environmental matter. In 2007, we received an insurance settlement related to a Cabinets warehouse fire.

(5)	We recorded an increase in the environmental accrual for a previously-owned property.

(6)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution. In addition, 2008 includes the impact of the reversal of a contingent liability that was no longer owed to creditors after our final Chapter 11 distribution was made.

(7)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives which concluded during 2008.

(8)	During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable/
			(Unfavorable)
				Excluding
				Effects of
				Foreign
			As	Exchange
	2008	2007	Reported	Rates(1)
Net sales:
Americas	$786.2	$826.4	(4.9)%	(5.2)%
Europe	355.1	331.9	7.0%	(0.2)%
Pacific Rim	78.8	72.5	8.7%	5.9%

Total segment net sales	$1,220.1	$1,230.8	(0.9)%	(3.1)%
Operating (loss) income	$(16.8)	$40.4	Unfavorable	Unfavorable

(1)	Excludes favorable foreign exchange rate effect in translation of $28.4 million on net sales and $2.5 million on operating income
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

Increase / (Reduction) in Expenses
Item	2008	2007
Change in depreciation and amortization (1)	$3.3	$0.8
Impact on hedging-related activity (1)	—	(1.5)
Cost reduction initiatives expenses (2)	14.1	—
Fixed asset impairment (3)	2.9	—
Environmental accrual (4)	—	1.1

(1)	Charges related to fresh-start reporting.

(2)	See “Factors Affecting Operating Costs” for a discussion of the cost reduction initiatives.

(3)	In 2008 we recorded a fixed asset impairment charge related to certain European Resilient Flooring assets.

(4)	We recorded an increase in the environmental accrual for a previously-owned property.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Wood Flooring

			Change is
	2008	2007	(Unfavorable)
Total segment net sales (1)	$624.6	$791.6	(21.1)%
Operating (loss) income	$(2.4)	$64.3	Unfavorable

(1)	Virtually all Wood Flooring products are sold in the Americas, primarily in the U.S.
Net sales decreased by $167.0 million due to lower volume driven by continued declines in residential housing markets.
Operating income declined by $66.7 million, primarily due to significantly lower sales. Reduced manufacturing and SG&A costs partially offset the decline in sales. In addition, 2008 operating profit was impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
Item	2008	2007
Change in depreciation and amortization (1)	$1.0	$0.2
Intangible asset impairment (2)	25.4	—

(1)	Charges related to fresh-start reporting.

(2)	During the fourth quarter of 2008, we recorded a non-cash impairment charge of $25.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test.
Building Products

			Change is Favorable
				Excluding
				Effects of
				Foreign
			As	Exchange
	2008	2007	Reported	Rates(1)
Net sales:
Americas	$794.4	$761.5	4.3%	4.0%
Europe	470.9	442.5	6.4%	1.4%
Pacific Rim	103.8	88.1	17.8%	14.4%

Total segment net sales	$1,369.1	$1,292.1	6.0%	3.8%
Operating income	$239.7	$221.4	8.3%	7.7%

(1)	Excludes favorable foreign exchange rate effect in translation of $27.4 million on net sales and $1.2 million on operating income
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
Operating income grew by $18.3 million. Price realization, improved product mix and higher earnings from WAVE more than offset inflation in input costs and volume declines. In addition, 2008 and 2007 operating profit were impacted by previously described items as detailed in the following table.

Increase / (Reduction) in Expenses
Item	2008	2007
Change in depreciation and amortization (1)	$4.2	$1.1
Impact on hedging-related activity (1)	—	(4.3)
Cost reduction initiatives expenses (2)	—	0.2

(1)	Charges related to fresh-start reporting.

(2)	These expenses relate to the closure of a Building Products plant in The Netherlands. Production ceased at this plant in 2005.
Cabinets

			Change is
	2008	2007	(Unfavorable)
Total segment net sales (1)	$179.2	$235.2	(23.8)%
Operating (loss) income	$(6.7)	$10.5	Unfavorable

(1)	All Cabinet products are sold in the U.S.
Net sales declined $56.0 million on significant volume declines related to further deterioration in the U.S. housing markets.
Operating income was $17.2 million worse than the prior year, primarily due to the decline in sales. In addition, 2007 operating profit was impacted by the previously described item as detailed in the following table.

Increase / (Reduction) in Expenses
Item	2008	2007
Insurance settlement (1)	—	$(5.0)

(1)	We received an insurance settlement related to a warehouse fire.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Unallocated Corporate
Unallocated corporate expense of $2.9 million in 2008 decreased from $39.9 million in 2007. The decrease was primarily due to lower incentive compensation expense and items detailed in the following table.

Increase / (Reduction) in Expenses
Item	2008	2007
Change in depreciation and amortization (1)	$0.9	$0.6
Cost reduction initiatives expenses (2)	6.7	—
Environmental insurance settlement (3)	(6.9)	—
Chapter 11 related post-emergence expenses (4)	(1.3)	7.1
Review of strategic alternatives (5)	1.2	8.7

(1)	Charges related to fresh-start reporting.

(2)	Represents costs for corporate severances, partially offset by related reductions in stock-based compensation expense, and restructuring costs.

(3)	We received an insurance settlement related to an environmental matter.

(4)	These costs represent professional and administrative fees incurred primarily to resolve remaining claims related to AWI’s Chapter 11 Case and distribute proceeds to creditors, and expenses incurred by Armstrong Holdings, Inc., our former publicly held parent holding company, as it completed its plan of dissolution. In addition, 2008 includes the impact of the reversal of a contingent liability that was no longer owed to creditors after our final Chapter 11 distribution was made.

(5)	These expenses were incurred, primarily from advisors, in conducting our review of strategic alternatives which concluded during 2008.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
CONTRACTUAL OBLIGATIONS
As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2009. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$40.1	$234.8	$3.5	$184.1	$0.1	$10.0	$472.6
Scheduled interest payments (1)	10.1	16.6	9.3	8.3	0.9	—	45.2
Operating lease obligations (2)	12.2	8.8	5.7	3.0	1.4	4.0	35.1
Unconditional purchase obligations (3)	30.2	6.8	1.8	—	—	—	38.8
Other long-term obligations (4), (5)	1.7	0.8	—	—	—	—	2.5

Total contractual obligations	$94.3	$267.8	$20.3	$195.4	$2.4	$14.0	$594.2

(1)	For debt with variable interest rates, we projected future interest payments based on market based interest rate swap curves.

(2)	Lease obligations include the minimum payments due under existing agreements with noncancelable lease terms in excess of one year.

(3)	Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based upon usage. Cellular phone contracts are an example.

(4)	Other long-term obligations include payments under severance agreements.

(5)	Other long-term obligations does not include $57.5 million of liabilities under ASC 740 “Income Taxes”. Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 15 to the Consolidated Financial Statements for more information.
We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.
We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2013. Had these agreements terminated at December 31, 2009, Armstrong would have been obligated to purchase approximately $10.7 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.
As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2009, we carried a cash surrender value asset of $9.6 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for two of the executives participating in this plan. As a result, we have required these two individuals to make the premium payments to continue the policy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available for use as of December 31, 2009. Letters of credit are currently arranged through our revolving credit facility.

	Total	Less
Other Commercial	Amounts	Than 1	1 - 3	4 - 5	Over 5
Commitments	Committed	Year	Years	Years	Years
Letters of credit	$41.8	$41.8	—	—	—
In addition, we have lines of credit for certain international operations totaling $24.9 million, of which $1.0 million was used and $2.2 million was only available for letters of credit and guarantees, leaving $21.7 million available to ensure funds are available to meet operating requirements.
In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $5.4 million has been recorded as of December 31, 2009.
RELATED PARTIES
See Note 29 of the Consolidated Financial Statements for a discussion of our relationships with WAVE and TPG.
Related party transactions with executives and outside directors are discussed in Item 13 — Certain Relationships and Related Transactions, and Director Independence.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge currency, interest rate and commodity exposures. Forward swap and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to potential nonperformance on such instruments. We regularly monitor developments in the capital markets.
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2009 we had no cash collateral posted or received for any of our derivative transactions. These agreements do not contain any credit contingent features other than those contained in our bank credit facility. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Interest Rate Sensitivity
Armstrong is subject to interest rate variability on its Term Loan A, Term Loan B, revolving credit facility and other borrowings. There were no borrowings under the revolving credit facility as of December 31, 2009. A hypothetical increase of one-quarter percentage point in interest rates from December 31, 2009 levels would increase 2010 interest expense by approximately $1.1 million. During 2009 we had interest rate swaps in place. As of December 31, 2009 we did not have any interest rate swaps outstanding.
The table below provides information about our long-term debt obligations as of December 31, 2009, including payment requirements and related weighted-average interest rates by scheduled maturity dates.

Scheduled maturity date						After
($ millions)	2010	2011	2012	2013	2014	2015	Total
As of December 31, 2009
Long-term debt:
Fixed rate	$7.8	—	—	—	$0.1	—	$7.9
Avg. interest rate	5.28%	—	—	—	5.63%	—	5.28%

Variable rate	$32.3	$234.8	$3.5	$184.1	$—	$10.0	$464.7
Avg. interest rate	1.80%	1.79%	1.98%	1.98%	—	1.83%	1.87%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Exchange Rate Sensitivity
We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We use foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2009, our major foreign currency exposures are to the Euro, the Canadian dollar and the British pound. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2009 levels would increase our 2010 earnings before income taxes by approximately $2.5 million, including the impact of current foreign currency forward exchange contracts.
We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.
The table below details our outstanding currency instruments as of December 31, 2009.

On balance sheet foreign exchange related derivatives	Maturing in
As of December 31, 2009	2010
Notional amounts (millions)	$95.0
(Liabilities) at fair value (millions)	$(4.1)
Natural Gas Price Sensitivity
We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing North American natural gas volatility through derivative instruments, including forward swap contracts, purchased call options and zero-cost collars. A 10% increase in North American natural gas prices compared to December 31, 2009 prices would increase our 2010 expenses by approximately $0.4 million including the impact of current hedging contracts. The table below provides information about our natural gas contracts as of December 31, 2009. Notional amounts are in millions of British Thermal Units (“MMBtu”), while the contract price ranges are shown as the price per MMBtu.

On balance sheet commodity related derivatives	Maturing in:
As of December 31, 2009	2010	2011	Total
Contract amounts (MMBtu)	3,530,000	1,040,000	4,570,000
Contract price range ($/MMBtu)	$5.78 - $8.66	$6.10 - $8.38	$5.78 - $8.66
(Liabilities) at fair value (millions)	$(4.4)	$(0.2)	$(4.6)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION
ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES (unaudited)

(millions except for per share data)	First	Second	Third	Fourth

2009
Net sales	$668.3	$705.7	$753.0	$653.0
Gross profit	131.4	164.0	188.0	137.6

Net earnings (loss) from continuing operations	(11.2)	28.3	64.4	(3.8)
Per share of common stock:
Basic	$(0.20)	$0.50	$1.13	$(0.07)
Diluted	$(0.20)	$0.50	$1.12	$(0.07)

Net earnings (loss)	(11.2)	28.3	64.4	(3.8)
Per share of common stock:
Basic	$(0.20)	$0.50	$1.13	$(0.07)
Diluted	$(0.20)	$0.50	$1.12	$(0.07)

Price range of common stock—high	$23.74	$21.80	$35.50	$45.45
Price range of common stock—low	$9.42	$10.55	$15.05	$33.14

Dividends paid per share	—	—	—	—

	First	Second	Third	Fourth

2008
Net sales	$828.2	$926.8	$929.6	$708.4
Gross profit	185.9	225.2	211.7	138.2

Net earnings (loss) from continuing operations	15.1	52.4	39.1	(26.2)
Per share of common stock:
Basic	$0.27	$0.92	$0.69	$(0.46)
Diluted	$0.26	$0.92	$0.68	$(0.46)

Net earnings (loss)	15.2	52.4	38.9	(25.5)
Per share of common stock:
Basic	$0.27	$0.92	$0.68	$(0.45)
Diluted	$0.27	$0.92	$0.68	$(0.45)

Price range of common stock—high	$40.98	$39.44	$40.19	$28.94
Price range of common stock—low	$26.25	$28.92	$27.10	$13.79

Dividends paid per share	$4.50	—	—	—
Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2009 Compared With Fourth Quarter 2008
Net sales of $653.0 million in the fourth quarter of 2009 decreased from net sales of $708.4 million in the fourth quarter of 2008, a decrease of 7.8%. Excluding the favorable effects of foreign exchange rates of $15.2 million, net sales decreased 10.2%. The decline was due to broad market weakness which drove volume declines across all business units. Resilient Flooring net sales decreased 7.2%, excluding the favorable effects of foreign exchange rates, primarily due to lower volume in the North American markets. Wood Flooring net sales decreased by 3.1% primarily due to lower volume driven by continued declines in residential housing markets. Building Products net sales decreased by 15.6%, excluding the favorable effects of foreign exchange rates of $6.5 million due to market-related volume declines. Cabinet’s net sales decreased by 10.1% on volume declines related to further deterioration in the U.S. housing markets. Net sales decreased 10% in the Americas. Excluding the favorable effects of foreign exchange rates of $8.4 million, Europe net sales decreased 12.8%. Excluding the favorable effects of foreign exchange rates of $3.8 million, Pacific Rim sales increased 5.8%.
2009 and 2008 operating expenses were impacted by several significant items. The significant items which impacted COGS, and SG&A expenses include:

Increase / (Reduction) in Expenses
	Where
Item	Reported	2009	2008
Cost reduction initiatives expenses(1)	COGS	$6.8	$4.8
Fixed asset impairment(2)	COGS	3.0	2.9
Cost reduction initiatives expenses(1)	SG&A	(0.6)	2.3
Environmental insurance settlement(3)	SG&A	—	(6.9)
Intangible asset impairment(4)	Intangible asset impairment	18.0	25.4

(1)	See “Factors Affecting Operating Costs” for a discussion of the cost reduction expenses.

(2)	Impairment charges related to certain European Resilient Flooring assets.

(3)	Gain from an insurance settlement related to an environmental matter.

(4)	During the fourth quarter of 2009 and 2008, we recorded non-cash impairment charges of our Wood Flooring trademarks.
For the fourth quarter of 2009, the cost of goods sold was 78.9% of net sales, compared to 80.5% in 2008. The 1.6 percentage point decrease was due to reduced input and manufacturing costs more than offsetting the decline in sales. The change in the percentages was also impacted by the items detailed in the above table.
SG&A expenses for the fourth quarter of 2009 were 20.1% of net sales, or $131.1 million, as compared to 18.0% of net sales, or $127.2 million for the fourth quarter of 2008. The increase in SG&A expenses as a percentage of net sales is primarily due lower sales. Both periods were impacted by the items detailed in the above table.
Operating loss of $1.6 million in the fourth quarter of 2009 compared to $6.5 million in the fourth quarter of 2008.
Income tax (benefit)/expense for the fourth quarter of 2009 was $(1.4) million on a pre-tax loss of $5.2 million versus $14.6 million on pre-tax loss of $11.6 million in 2008. The effective tax rate for the fourth quarter was impacted by a reduction in the amount of valuation allowances for state deferred income tax assets.

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
With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2009. Their audit report can be found on page 52.

/s/ Michael D. Lockhart
Michael D. Lockhart
Chairman and Chief Executive Officer

/s/ Thomas B. Mangas
Thomas B. Mangas
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara
Stephen F. McNamara
Vice President and Corporate Controller

February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have audited Armstrong World Industries, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Armstrong World Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 111. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2010

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Earnings
(amounts in millions, except per share data)

	Years Ended December 31,
	2009	2008	2007

Net sales	$2,780.0	$3,393.0	$3,549.7
Cost of goods sold	2,159.0	2,632.0	2,687.5

Gross profit	621.0	761.0	862.2

Selling, general and administrative expenses	552.4	579.9	611.3
Intangible asset impairment	18.0	25.4	—
Restructuring charges, net	—	0.8	0.2
Equity earnings from joint ventures	(40.0)	(56.0)	(46.0)

Operating income	90.6	210.9	296.7

Interest expense	17.7	30.8	55.0
Other non-operating expense	0.9	1.3	1.4
Other non-operating (income)	(3.2)	(10.6)	(18.2)
Chapter 11 reorganization (income), net	—	—	(0.7)

Earnings from continuing operations before income taxes	75.2	189.4	259.2
Income tax (benefit) expense	(2.5)	109.0	106.4

Earnings from continuing operations	77.7	80.4	152.8
Gain (loss) from discontinued operations, net of tax of $0.0, $0.4, and $0.3, respectively	—	0.6	(7.5)

Net earnings	$77.7	$81.0	$145.3

Earnings per share of common stock, continuing operations:
Basic	$1.36	$1.41	$2.69
Diluted	$1.36	$1.41	$2.69

Gain (loss) per share of common stock, discontinued operations:
Basic	$—	$0.01	$(0.13)
Diluted	$—	$0.01	$(0.13)

Net earnings per share of common stock:
Basic	$1.36	$1.42	$2.56
Diluted	$1.36	$1.42	$2.56

Average number of common shares outstanding:
Basic	56.8	56.4	56.1
Diluted	57.0	56.4	56.1
See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Balance Sheets
(amounts in millions, except share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$569.5	$355.0
Accounts and notes receivable, net	229.1	247.9
Inventories, net	445.0	544.0
Deferred income taxes	16.3	14.4
Income tax receivable	16.5	22.0
Other current assets	55.2	78.2

Total current assets	1,331.6	1,261.5

Property, plant and equipment, less accumulated depreciation and amortization of $390.0 and $278.9, respectively	929.2	954.2

Prepaid pension costs	114.3	0.3
Investment in joint venture	194.6	208.2
Intangible assets, net	592.8	626.3
Deferred income taxes	58.2	219.6
Other noncurrent assets	81.9	81.7

Total assets	$3,302.6	$3,351.8

Liabilities and Equity
Current liabilities:
Short-term debt	$0.1	$1.3
Current installments of long-term debt	40.0	40.9
Accounts payable and accrued expenses	311.0	337.0
Income tax payable	3.1	1.6
Deferred income taxes	3.1	4.6

Total current liabilities	357.3	385.4

Long-term debt, less current installments	432.5	454.8
Postretirement and postemployment benefit liabilities	306.0	312.8
Pension benefit liabilities	223.5	211.4
Other long-term liabilities	58.0	62.4
Income taxes payable	9.2	164.7
Deferred income taxes	8.2	9.0

Total noncurrent liabilities	1,037.4	1,215.1

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,433,503 shares in 2009 and 57,049,495 shares in 2008	0.6	0.6
Capital in excess of par value	2,052.1	2,024.7
Retained earnings	144.4	66.7
Accumulated other comprehensive (loss)	(297.8)	(348.8)

Total shareholders’ equity	1,899.3	1,743.2

Non-controlling interest	8.6	8.1

Total equity	1,907.9	1,751.3

Total liabilities and equity	$3,302.6	$3,351.8

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Equity
(amounts in millions)

	Year 2009
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.1		—		$8.1

Common stock:
Balance at beginning of year and December 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Share-based employee compensation	27.4		27.4		—

Balance at December 31	$2,052.1		$2,052.1		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	78.2	$78.2	77.7	$77.7	0.5	$0.5

Balance at December 31	$144.9		$144.4		$0.5

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	34.4		34.4		—
Derivative (loss), net	(2.2)		(2.2)		—
Pension and postretirement adjustments	18.8		18.8		—

Total other comprehensive income	51.0	51.0	51.0	51.0	—	—

Balance at December 31	$(297.8)		$(297.8)		—

Comprehensive income		$129.2		$128.7		$0.5

Total equity	$1,907.9		$1,899.3		$8.6

	Year 2008
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$7.4		—		$7.4

Common stock:
Balance at beginning of year and December 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,112.6		—
Share-based employee compensation	7.2		7.2		—
Dividends in excess of retained earnings	(95.1)		(95.1)		—

Balance at December 31	$2,024.7		$2,024.7		—

Retained earnings:
Balance at beginning of year	$147.5		$147.5		—
Net earnings for period	81.2	$81.2	81.0	$81.0	0.2	$0.2
Dividends	(161.8)		(161.8)		—

Balance at December 31	$66.9		$66.7		$0.2

Accumulated other comprehensive (loss) income:
Balance at beginning of year	$176.0		$176.0		—
Foreign currency translation adjustments	(42.2)		(42.7)		0.5
Derivative gain, net	1.4		1.4		—
Pension and postretirement adjustments	(483.5)		(483.5)		—

Total other comprehensive (loss) income	(524.3)	(524.3)	(524.8)	(524.8)	0.5	0.5

Balance at December 31	$(348.3)		$(348.8)		0.5

Comprehensive (loss) income		$(443.1)		$(443.8)		$0.7

Total equity	$1,751.3		$1,743.2		$8.1

	Year 2007
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$7.6				$7.6

Common stock:
Balance at beginning of year and December 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,099.8		$2,099.8		—
Share-based employee compensation	12.8		12.8		—

Balance at December 31	$2,112.6		$2,112.6		—

Retained earnings:
Balance at beginning of year	$2.2		$2.2		—
Net earnings for period	145.9	$145.9	145.3	$145.3	0.6	$0.6
Dividends	(1.3)		—		(1.3)

Balance at December 31	$146.8		$147.5		$(0.7)

Accumulated other comprehensive income:
Balance at beginning of year	$61.9		$61.9		—
Foreign currency translation adjustments	30.8		30.3		0.5
Derivative (loss), net	(5.4)		(5.4)		—
Pension and postretirement adjustments	89.2		89.2		—

Total other comprehensive income	114.6	114.6	114.1	114.1	0.5	0.5

Balance at December 31	$176.5		$176.0		0.5

Comprehensive income		$260.5		$259.4		$1.1

Total equity	$2,444.1		$2,436.7		$7.4

See accompanying notes to consolidated financial statements beginning on page 58.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$77.7	$81.0	$145.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	146.8	149.8	137.8
Asset impairments	21.0	28.3	—
Deferred income taxes	135.6	74.0	79.6
Stock-based compensation	38.2	7.5	12.7
Equity earnings from joint ventures, net	(40.0)	(56.0)	(46.0)
Distributions from equity affiliates	—	61.0	117.5
U.S. pension credit	(58.2)	(63.0)	(59.4)
Insurance proceeds — environmental recovery	—	10.0	—
Changes in operating assets and liabilities:
Receivables	23.9	42.8	29.4
Inventories	105.9	(16.1)	(12.7)
Other current assets	7.0	(7.2)	(7.5)
Other noncurrent assets	2.1	(2.6)	1.2
Accounts payable and accrued expenses	(36.9)	(88.2)	0.9
Income taxes payable	(147.0)	9.7	208.6
Other long-term liabilities	(18.6)	(10.2)	(16.6)
Cash distributed under the POR	—	(3.1)	(14.5)
Other, net	2.7	(3.5)	(1.1)

Net cash provided by operating activities	260.2	214.2	575.2

Cash flows from investing activities:
Purchases of property, plant and equipment and computer software	(105.1)	(95.0)	(102.6)
Divestitures (acquisitions)	8.0	(0.8)	58.8
Return of investment from equity affiliate	53.5	19.5	—
Acquisition of equity affiliate	—	—	(5.2)
Proceeds from insurance	1.3	—	6.7
Proceeds from the sale of assets	1.3	0.6	5.6

Net cash (used for) investing activities	(41.0)	(75.7)	(36.7)

Cash flows from financing activities:
(Decrease) in short-term debt, net	(1.2)	(2.5)	—
Issuance of long-term debt	2.4	5.4	5.0
Payments of long-term debt	(25.6)	(20.9)	(309.2)
Special dividend paid	(1.3)	(256.4)	—
Proceeds from exercise of stock options	2.3	—	—
Advance payment for non-controlling interest	(3.3)	—	—
Other, net	—	(2.6)	(1.2)

Net cash (used for) financing activities	(26.7)	(277.0)	(305.4)

Effect of exchange rate changes on cash and cash equivalents	22.0	(20.8)	17.4

Net increase (decrease) in cash and cash equivalents	$214.5	$(159.3)	$250.5
Cash and cash equivalents at beginning of period	$355.0	$514.3	$263.8

Cash and cash equivalents at end of period	$569.5	$355.0	$514.3

See accompanying notes to consolidated financial statements beginning on page 58.

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
In December 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“the Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”).
On October 2, 2006, AWI’s POR became effective, and AWI emerged from Chapter 11. The POR excluded AWI’s Nitram and Desseaux subsidiaries which pursued separate resolutions of their Chapter 11 cases (as indicated below).
Resolution of Disputed Claims
All claims in AWI’s Chapter 11 case have been resolved and closed. In February 2008 AWI made a final distribution to general unsecured creditors of AWI under the POR. Distributions were not made for creditors who did not provide required information to AWI. Accordingly, AWI recognized a gain of $0.7 million in the fourth quarter of 2008, which was classified within selling, general and administrative (“SG&A”) expenses. The Bankruptcy Court closed AWI’s Chapter 11 case on September 2, 2008. No further distributions will be made.
Asbestos PI Trust
On October 2, 2006, the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) was created to address AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants, arising directly or indirectly out of AWI’s pre-Filing use of, or other activities involving, asbestos are channeled to the Asbestos PI Trust.
Resolution of Nitram and Desseaux Cases
In December 2007, the Joint Amended Plan of Liquidation (the “Joint Plan”) for Nitram and Desseaux became effective. Armstrong and its subsidiaries subordinated their claims to those of other unsecured creditors under the Joint Plan and received no distribution from the bankruptcy estate in this case. As a result of the Joint Plan becoming effective on December 28, 2007, we recorded a $1.3 million gain from the discharge of liabilities subject to compromise in 2007. The gain was recorded as a Chapter 11 Reorganization activity. Nitram and Desseaux were dissolved in 2008.
Accounting Impact
Accounting Standards Codification (“ASC”) 852 “Restructuring” (previously AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”) provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. This fresh start reporting guidance was implemented in the accompanying consolidated financial statements.
ASC 852 requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. Accordingly, we recorded a total of $0.7 million of income for Chapter 11 reorganization activities during 2007. There was no Chapter 11 income or expense recorded in 2008 or 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
For Chapter 11 related post-emergence activities AWI recorded $1.4 million and $2.0 million of income for 2009 and 2008 respectively. These amounts included reversals of certain environmental and other accruals set-up during settlement accounting and the recording of undistributed cash partially off-set by professional fees. We incurred $7.1 million of professional fee expenses during 2007. Pursuant to ASC 852, these expenses were reported as SG&A expenses.
Share Ownership
In August 2009 Armor TPG Holdings LLC (“TPG”) and the Asbestos PI Trust entered into agreements whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.
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
Reclassifications. Certain amounts in the prior year’s Consolidated Financial Statements and related notes thereto have been recast to conform to the 2009 presentation.
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
Concentration of Credit. We principally sell products to customers in the building products industries in various geographic regions. No one customer accounted for 10% or more of our total consolidated net sales in the years 2009, 2008, and 2007.
There are no significant concentrations of credit risk other than with The Home Depot, Inc. and Lowe’s Companies, Inc. who together represented approximately 24% and 20% of our net trade receivables as of December 31, 2009 and 2008, respectively. We monitor the creditworthiness of our customers and generally do not require collateral.
Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, customer credits and warranties are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses are included in other current assets and other non-current assets based upon the payment terms. Cash flows from the collection of receivables are classified as operating cash flows on the consolidated statements of cash flows.
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
Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. Cash flows from the sale of inventory and the related cash receipts are classified as operating cash flows on the Consolidated Statements of Cash Flows. See Note 7 for further information on our accounting for inventories.
Property and Depreciation. Property, plant and equipment in place as of September 30, 2006 was set equal to fair value as of our emergence date and are currently stated at that value less impairment charges and accumulated depreciation and amortization. Property, plant and equipment acquired after our emergence date is stated at acquisition cost less impairment charges and accumulated depreciation and amortization. Upon emergence from Chapter 11 in 2006, certain tangible assets were assigned shortened useful lives, and most of these assets were fully depreciated as of the fourth quarter of 2009.
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
Property, plant and equipment are tested for impairment when indicators of impairment are present, such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants, or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements and any resulting gains or losses normally are reflected in cost of goods sold or SG&A expenses.
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
Intangible Assets. Effective with our emergence from Chapter 11 in 2006 and as part of fresh-start reporting, goodwill was eliminated from our balance sheet and intangible assets were revalued and identified. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives.
We periodically review significant definite-lived intangible assets for impairment when indicators of impairment exist. We review our businesses for indicators of impairment such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.
Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We perform annual impairment tests during the fourth quarter on these indefinite-lived intangibles. These assets undergo more frequent tests if an indication of possible impairment exists.
The principal assumptions utilized in our impairment tests for definite-lived intangible assets include operating profit adjusted for depreciation and amortization and discount rate. The principal assumptions

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and strategic planning process. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our intangible assets did not change from prior periods.
See Note 11 for disclosure on intangible assets.
Foreign Currency Transactions. Assets and liabilities of our subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated using the period end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive (loss) within shareholders’ equity. Gains or losses on foreign currency transactions are recognized through the statement of earnings.
Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to offset the effect of currency, interest rate and commodity price variability. See Notes 18 and 19 for further discussion.
Stock-based Employee Compensation. For awards with only service and performance conditions that have a graded vesting schedule, we recognize compensation expense on a straight-line basis over the vesting period for the entire award. See Note 23 for additional information on stock-based employee compensation.
Recently Adopted Accounting Standards
We adopted no new accounting standards in 2007. In 2008 we adopted new guidance, which is now part of ASC 715, “Compensation — Retirement Benefits” (previously Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”).
In September 2006 the FASB issued new guidance on fair value. The new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007. However the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. There was no material impact from our initial adoption of the provisions of the guidance in 2008, nor was there a material impact from our adoption of the remaining portions of ASC 820 on January 1, 2009.
During 2009 we adopted new guidance, which is now part of ASC 805 “Business Combinations”, which retains the underlying concept that all business combinations be accounted for at fair value. This new guidance changes the methodology of applying this concept in that acquisition costs will generally be expensed as incurred, non-controlling interests will be valued at fair value, in-process research and development will be recorded at fair value as an indefinite-lived intangible, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition and changes in deferred income tax asset allowances after the acquisition date generally will affect income tax expense. This pronouncement applies prospectively to all business combinations whose acquisition dates are on or after the beginning of the first annual period subsequent to December 15, 2008. Additionally, certain future adjustments to deferred income tax valuation allowances and uncertain tax positions recognized upon our emergence from bankruptcy will impact future earnings.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
During 2009 we adopted new guidance, which is now part of ASC 810, “Consolidation” which requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is immaterial for the year ended December 31, 2009, and, therefore, is included in consolidated net income on the face of the income statement. As a result of the adoption of this pronouncement on January 1, 2009, we recast our December 31, 2008 balance sheet to move $8.1 million from minority interest ($7.0 million within Liabilities) and other comprehensive income ($1.1 million within Equity) to non-controlling interest (within Equity). Also, we recast our December 31, 2007 balance sheet to move $7.4 million from minority interest ($6.9 million within Liabilities) and other comprehensive income ($0.5 million within Equity) to non-controlling interest (within Equity).
During 2009 we adopted new guidance, which is now part of ASC 323, “Investments-Equity Method and Joint Ventures” which discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. ASC 323 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. There was no material impact from our adoption of ASC 323 on January 1, 2009.
During 2009 we adopted new guidance, which is now part of ASC 815, “Derivatives and Hedging”. The new guidance enhances the disclosure requirements for derivative instruments and hedging activities to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed. The changes to the disclosure requirements surrounding derivatives and hedging activities have been incorporated into the footnotes to the financial statements. See Note 19 for our disclosures related to hedging activities.
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
Effective January 1, 2009 we adopted new guidance, which is now part of ASC 715, “Compensation — Retirement Benefits” which requires additional disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the major categories of plan assets, fair value measurements for plan assets, how investment decisions are made, and concentrations of risk within the plan assets. See Note 17 for our disclosures related to retirement plan assets.
In May 2009 and February 2010, the FASB issued new guidance, which is now part of ASC 855, “Subsequent Events”. ASC 855 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. We have evaluated subsequent events through the issuance of the Form 10-K.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Recently Issued Accounting Standards
In June 2009 the FASB issued new guidance, which is now part of ASC 810, “Consolidations”, which amends the consolidation guidance applicable to variable interest entities. These provisions of ASC 810 are effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect a material impact on our financial statements from the adoption of this guidance.
In January 2010 the FASB issued new guidance, which is now part of ASC 810, “Consolidations”. The revised scope of the decrease-in-ownership provisions clarifies that transfers of a subsidiary that constitute a business or nonprofit activity to an equity-method investee or joint venture and transfers of groups of assets that constitute a business or nonprofit activity in exchange for a noncontrolling interest in an entity, including an equity-method investee or joint venture, are within the scope of ASC 810 rather than being within the scope of guidance applicable to equity-method investees and joint ventures or nonmonetary exchanges. These provisions of ASC 810 are effective upon issuance. There was no material impact on our financial statements from the adoption of this guidance in January 2010.
In January 2010 the FASB issued new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions of ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures related to activities for Level 3 measurements which are required for fiscal years beginning after December 15, 2010 and interim periods within those years. We do not expect any impact on our financial statements from the adoption of this guidance.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 3. NATURE OF OPERATIONS
Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile and linoleum flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, and colors. We sell these products worldwide to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.
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
Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional, and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold in North America primarily to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by Worthington Armstrong Venture (“WAVE”) are sold by both Armstrong and our WAVE joint venture.
Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of Company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the Armstrong® brand name. All of Cabinets’ sales are in the U.S.
Unallocated Corporate — includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily income tax related accounts, cash and cash equivalents, the Armstrong brand name and the U.S. prepaid pension cost/liability and long-term debt. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as specific activity, time reporting, headcount, square-footage or net sales. The remaining items, which cannot be attributed to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Resilient	Wood	Building		Unallocated
For the year ended 2009	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,031.7	$510.4	$1,087.7	$150.2	—	$2,780.0
Equity (earnings) from joint ventures	—	—	(40.0)	—	—	(40.0)
Segment operating income (loss)(1)	0.1	(5.9)	155.9	(18.3)	(41.2)	90.6
Segment assets	645.2	410.3	966.0	53.2	1,227.9	3,302.6
Depreciation and amortization	45.2	14.9	61.5	7.2	18.0	146.8
Asset impairments	3.0	18.0	—	—	—	21.0
Investment in joint ventures	0.1	—	194.5	—	—	194.6
Capital additions	50.5	10.3	31.8	2.5	10.0	105.1

	Resilient	Wood	Building		Unallocated
For the year ended 2008	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,220.1	$624.6	$1,369.1	$179.2	—	$3,393.0
Equity (earnings) from joint ventures	—	—	(56.0)	—	—	(56.0)
Segment operating (loss) income(1)	(16.8)	(2.4)	239.7	(6.7)	(2.9)	210.9
Restructuring charges, net of reversals	—	—	—	—	0.8	0.8
Segment assets	670.2	470.9	1,049.6	71.2	1,089.9	3,351.8
Depreciation and amortization	49.8	12.6	64.8	2.4	20.2	149.8
Asset impairments	2.9	25.4	—	—	—	28.3
Investment in joint ventures	0.1	—	208.1	—	—	208.2
Capital additions	26.4	11.8	41.1	3.7	12.0	95.0

	Resilient	Wood	Building		Unallocated
For the year ended 2007	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,230.8	$791.6	$1,292.1	$235.2	—	$3,549.7
Equity loss (earnings) from joint ventures	—	0.6	(46.6)	—	—	(46.0)
Segment operating income (loss)(1)	40.4	64.3	221.4	10.5	(39.9)	296.7
Restructuring charges, net of reversals	—	—	0.2	—	—	0.2
Segment assets	734.8	509.7	1,129.2	82.5	2,183.2	4,639.4
Depreciation and amortization	44.0	10.9	59.3	2.6	21.0	137.8
Investment in joint ventures	0.1	—	232.5	—	—	232.6
Capital additions	29.9	17.8	37.7	4.4	11.8	101.6
The table above excludes amounts related to discontinued operations.

(1)	Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income to earnings from continuing operations before income taxes. These items are only measured and managed on a consolidated basis:

	2009	2008	2007
Segment operating income	$90.6	$210.9	$296.7
Interest expense	17.7	30.8	55.0
Other non-operating expense	0.9	1.3	1.4
Other non-operating (income)	(3.2)	(10.6)	(18.2)
Chapter 11 reorganization (income), net	—	—	(0.7)

Earnings from continuing operations before income taxes	$75.2	$189.4	$259.2

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas Net trade sales	2009	2008	2007
Americas:
United States	$1,810.5	$2,177.4	$2,409.7
Canada	152.0	166.0	167.1
Other Americas	30.1	43.4	38.5

Total Americas	$1,992.6	$2,386.8	$2,615.3

Europe:
Germany	$154.7	$185.7	$164.6
United Kingdom	94.1	134.7	140.4
Other Europe	347.3	464.1	422.2

Total Europe	$596.1	$784.5	$727.2

Total Pacific Rim	$191.3	$221.7	$207.2

Total net trade sales	$2,780.0	$3,393.0	$3,549.7

Property, plant and equipment, net at December 31	2009	2008
Americas:
United States	$678.1	$709.9
Other Americas	14.1	14.7

Total Americas	$692.2	$724.6

Europe:
Germany	$123.1	$112.0
Other Europe	63.6	68.6

Total Europe	$186.7	$180.6

Total Pacific Rim	$50.3	$49.0

Total property, plant and equipment, net	$929.2	$954.2

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The European Resilient Flooring business had operating losses and negative cash flows during 2009. We have assumed further short-term declines in this market in 2010 but anticipate future recovery starting in 2011. During the fourth quarter of 2009, we recorded a $3.0 million impairment charge in cost of goods sold for certain European Resilient Flooring tangible assets, primarily machinery and equipment.
The fair values were determined by management estimates of market prices and independent valuations of the land and building assets based on observable market data. This data includes recent sales and leases of comparable properties with similar characteristics within the same local real estate market (considered Level 2 inputs in the fair value hierarchy as described in Note 17).
The Wood Flooring business recorded an operating loss of $5.9 million during 2009, primarily due to an $18.0 million non-cash impairment charge. The Wood Flooring business had positive cash flows for 2009. There were no indicators of impairment for the tangible assets of the Wood Flooring business.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The Cabinets business incurred operating losses in 2009 and 2008 but had positive cash flows in both years. We concluded that an impairment indicator existed for the tangible assets during 2009. However, the carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.
NOTE 4. ACQUISITIONS
As of December 31, 2009, we owned 80% of our Building Products Shanghai, China operations. During the fourth quarter of 2009, we made deposits of $3.3 million to purchase the remaining 20% interest. During the first quarter of 2010, we completed the acquisition of the remaining 20% interest.
In August 2007 we purchased the remaining 50% interest in Kunshan Holding Limited for $5.2 million, at which time it became a wholly-owned subsidiary. The acquisition was accounted for under the purchase method of accounting. In February 2008 we acquired the assets of Bowmans Australia Pty Ltd. to complement our Australian Building Products business for total consideration of $0.8 million. The allocation of the purchase price to the fair value of tangible and identifiable intangible assets acquired in each of these acquisitions has been completed.
NOTE 5. DISCONTINUED OPERATIONS
In May 2000 we completed the sale of all entities, assets and certain liabilities comprising our Insulation Products segment. During the first quarter of 2008, we recorded a gain of $1.0 million ($0.6 million net of income tax) arising from the settlement of a legal dispute related to this divestiture. These adjustments were classified as discontinued operations since the original divestiture was reported as discontinued operations.
In March 2007 we entered into an agreement to sell Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. These companies were first classified as discontinued operations at October 2, 2006 when they met the required criteria. The sale transaction was completed in April 2007 and total proceeds of $58.8 million were received during 2007. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert for a binding determination. In December 2008 a decision was reached with all disputed items awarded in our favor. The disputed amount was recorded as a receivable since April 2007 with the interest receivable recorded in December 2008 (included as part of ‘Other current assets’). Full payment of $8.0 million was received in January 2009. The purchaser filed an appeal to nullify the independent expert’s decision. An appeal hearing has been set in May 2010. We expect to prevail in this matter.
Net sales, pre-tax loss and net loss from discontinued operations of Tapijtfabriek H. Desseaux N.V. and its subsidiaries are as follows:

2007
Net sales	$59.8

Pre-tax loss from discontinued operations	$(1.4)
Loss on expected disposal of discontinued operations	(5.8)
Income tax expense	(0.3)

Net loss from discontinued operations	$(7.5)

There was no impact to earnings during 2009. In 2008, we incurred minor post completion expenses which were offset by the interest accrual recorded in the fourth quarter of 2008.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	December 31,	December 31,
	2009	2008
Customer receivables	$269.3	$287.1
Customer notes	2.5	6.7
Miscellaneous receivables	5.6	8.6
Less allowance for discounts and losses	(48.3)	(54.5)

Net accounts and notes receivable	$229.1	$247.9

The decrease in accounts and notes receivable is primarily due to lower sales in December 2009 than in December 2008.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 7. INVENTORIES

	December 31,	December 31,
	2009	2008
Finished goods	$281.0	$371.2
Goods in process	36.2	39.6
Raw materials and supplies	134.4	152.7
Less LIFO and other reserves	(6.6)	(19.5)

Total inventories, net	$445.0	$544.0

Approximately 63% of our total inventory in both 2009 and 2008 was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $4.2 million and $8.9 million in 2009 and 2008, respectively.
The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31,	December 31,
	2009	2008
International locations	$147.0	$171.3
Cabinets	13.7	22.3
Wood flooring	0.6	1.3
Resilient flooring	1.2	1.0
U.S. sourced products	3.2	3.4

Total	$165.7	$199.3

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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 8. OTHER CURRENT ASSETS

	December 31,	December 31,
	2009	2008
Prepaid expenses	$36.0	$34.5
Fair value of derivative assets	0.2	11.7
Receivable related to discontinued operations	—	8.0
Assets held for sale	7.8	7.8
Other	11.2	16.2

Total other current assets	$55.2	$78.2

The decrease in other current assets is primarily due to the decrease in the fair value of foreign currency derivatives and the completion of the sale of Tapijtfabriek H. Desseaux N.V. (see Note 5).
NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,
	2009	2008
Land	$131.5	$129.0
Buildings	303.8	296.5
Machinery and equipment	787.5	722.8
Computer software	30.6	36.2
Construction in progress	65.8	48.6
Less accumulated depreciation and amortization	(390.0)	(278.9)

Net property, plant and equipment	$929.2	$954.2

See Note 2 for discussion of policies related to property and depreciation and asset retirement obligations.
NOTE 10. EQUITY INVESTMENTS
Investments in joint venture of $194.6 million at December 31, 2009 reflected the equity interest in our 50% investment in our WAVE joint venture.
The decrease in the investment in joint venture balance from December 31, 2008 of $13.6 million is due to distributions from WAVE of $53.5 million, partially offset by our equity interest in WAVE’s earnings. We use the equity in earnings method to determine the appropriate classification of these distributions within our cash flow statement. During 2009 and 2008 WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings. Accordingly, in 2009 the distributions were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows. In 2008, $19.5 million of the distributions were reflected as a return of investment in cash flows from investing activity, and the remaining $61.0 million was recorded within cash flows from operating activities.
On August 20, 2007 we purchased the remaining 50% interest in Kunshan Holding Limited (“Kunshan”) for $5.2 million, at which time it became a wholly-owned subsidiary. Our equity investment in Kunshan at December 31, 2006 of $4.0 million along with our additional investments was reclassified as part of the purchase accounting for the subsidiary.

Affiliate	Income Statement Classification	2009	2008	2007
WAVE	Equity earnings from joint venture	$40.0	$56.0	$46.6
Kunshan	Equity earnings from joint venture	—	—	(0.6)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $206.6 million as of December 31, 2009 and $213.0 million as of December 31, 2008. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are comprised of the following fair value adjustments to assets:

	December 31,	December 31,
	2009	2008
Property, plant and equipment	$1.8	$2.8
Other intangibles	174.3	179.7
Goodwill	30.5	30.5

Total	$206.6	$213.0

Other intangibles include customer relationships, trademarks and developed technology. Customer relationships are amortized over 20 years and developed technology is amortized over 15 years. Trademarks have an indefinite life.
See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31,	December 31,
	2009	2008
Current assets	$110.0	$132.5
Non-current assets	36.2	32.8
Current liabilities	17.3	21.8
Other non-current liabilities	154.6	156.6

	2009	2008	2007
Net sales	$307.9	$421.8	$380.0
Gross profit	118.9	160.2	134.9
Net earnings	92.8	125.4	107.0
See discussion in Note 29 for additional information on this related party.
NOTE 11. INTANGIBLE ASSETS
During the fourth quarters of 2009 and 2008, we conducted our annual impairment testing of non-amortizable intangible assets. We completed our impairment analysis and determined that the carrying value of our Wood Flooring trademarks was in excess of the fair value. We determined the fair value of these intangible assets by utilizing a relief from royalty analyses that incorporated projections of revenue and cash flows. The initial fair value for these intangible assets was determined in 2006 as part of fresh start reporting. The fair values were negatively affected by lower expected future cash flows due to the decline in the U.S. residential housing market. Based on the result of the analysis, we recorded non-cash impairment charges of $18.0 million in the fourth quarter of 2009 and $25.4 million in the fourth quarter of 2008. See Note 2 for a discussion of our accounting policy for intangible assets.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The following table details amounts related to our intangible assets as of December 31, 2009 and 2008.

		December 31, 2009		December 31, 2008
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.0	$27.7	$171.4	$19.2
Developed technology	15 years	80.9	17.5	81.0	12.0
Other	Various	10.8	0.5	9.5	0.3

Total		$262.7	$45.7	$261.9	$31.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	375.8		395.9

Total other intangible assets		$638.5		$657.8

	2009	2008

Amortization	$14.2	$14.3
Intangible asset impairment	18.0	25.4

Total amortization expense and impairment charges	$32.2	$39.7

The annual amortization expense expected for the years 2010 through 2014 is $14.2 million in each year.
NOTE 12. OTHER NON-CURRENT ASSETS

	December 31,	December 31,
	2009	2008
Cash surrender value of Company owned life insurance policies	$56.5	$53.5
Other	25.4	28.2

Total other non-current assets	$81.9	$81.7

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	December 31,
	2009	2008
Payables, trade and other	$159.6	$179.3
Employment costs	107.2	107.1
Other	44.2	50.6

Total accounts payable and accrued expenses	$311.0	$337.0

The decrease in accounts payable and accrued expenses is primarily due to a reduction in production activity in response to current market conditions.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 14. SEVERANCE AND RELATED COSTS
In 2009 we recorded $17.5 million of severance and related expenses, primarily to reflect the separation costs for approximately 1,000 employees, including executives and employees impacted by the cessation of production at four manufacturing facilities. The charges were recorded in SG&A expenses ($10.5 million) and cost of goods sold ($7.0 million).
In 2008 we recorded $7.4 million of severance and related expenses to reflect the termination costs for certain corporate employees. We also recorded a reduction of our stock-based compensation expense of $1.5 million in the first quarter of 2008 related to stock grants that were forfeited by these employees. These costs were recorded as SG&A expenses.
During 2008 we recorded $14.1 million of severance and other related charges primarily related to organizational and manufacturing changes for our European Resilient Flooring business. The organizational changes related to the decision to consolidate and outsource several SG&A functions. The manufacturing changes related primarily to the decision to cease production of automotive carpeting and other specialized textile flooring products. These charges were recorded as part of cost of goods sold ($7.3 million) and SG&A expenses ($6.8 million).
NOTE 15. INCOME TAXES
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the table below. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets, net of valuation allowances, including the remaining federal net operating losses of $173.1 million principally resulting from payments to the Asbestos PI Trust in 2006 under the POR that may be carried forward for the remaining 17 years. In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2009, as well as future reversals of existing taxable temporary differences and projections of future profit before tax.
We have provided valuation allowances for certain deferred state and foreign income tax assets, foreign tax credits and other basis adjustments of $155.4 million. We have $1,366.9 million of state net operating loss (“NOL”) carryforwards with expirations between 2010 and 2029. In addition, we have $431.4 million of foreign NOL carryforwards, of which $402.2 million are available for carryforward indefinitely and $29.2 million expire between 2010 and 2016. We also have alternative minimum tax credit carryforwards of $19.5 million which are available to reduce future federal income taxes.
Our valuation allowances decreased from 2008 by a net amount of $53.3 million. This includes a decrease of $49.0 million for foreign tax credits, a decrease of $11.4 million for capital loss carryforwards, a decrease for certain deferred state income tax assets of $2.0 million, and an increase for foreign tax loss carryforwards of $9.1 million. The valuation allowance for foreign tax credits decreased by $31.3 million for the settlement of the Internal Revenue Service (“IRS”) audit and decreased by $17.7 million for carryforward expirations. The valuation allowance for capital losses decreased by $7.1 million for carryforward expirations, decreased by $7.6 million for losses that were recharacterized as ordinary losses, and increased by $3.3 million for current year losses. The decrease in the valuation allowance for certain deferred state income tax assets of $2.0 million was primarily due to an increase in the amount of future reversals of existing taxable temporary differences. The increase in the valuation allowance for foreign tax loss carryforwards was primarily due to additional unbenefitted losses partially offset by carryforward expirations that also reduced the related deferred income tax assets. We estimate we will need to generate future taxable income of approximately $494.6 million for federal income tax purposes and $1,183.7 million for state income tax purposes in order to fully realize the net deferred income tax assets discussed above.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	December 31,	December 31,
Deferred income tax assets (liabilities)	2009	2008
Postretirement and postemployment benefits	$165.1	$170.4
Pension benefit liabilities	19.3	32.2
Net operating losses	354.4	529.8
Foreign tax credit carryforwards	88.6	70.7
Capital losses	3.3	15.2
Other	97.2	82.3

Total deferred income tax assets	727.9	900.6
Valuation allowances	(155.4)	(208.7)

Net deferred income tax assets	572.5	691.9

Intangibles	(275.8)	(289.7)
Accumulated depreciation	(94.6)	(102.2)
Prepaid pension costs	(28.3)	—
Tax on unremitted earnings	(87.0)	(48.7)
Inventories	(18.3)	(18.9)
Other	(5.3)	(12.0)

Total deferred income tax liabilities	(509.3)	(471.5)

Net deferred income tax assets	$63.2	$220.4

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets — current	$16.3	$14.4
Deferred income tax assets — noncurrent	58.2	219.6
Deferred income tax liabilities — current	(3.1)	(4.6)
Deferred income tax liabilities — noncurrent	(8.2)	(9.0)

Net deferred income tax assets	$63.2	$220.4

Details of taxes	2009	2008	2007
Earnings (loss) from continuing operations before income taxes:
Domestic	$75.5	$171.0	$221.4
Foreign	(0.3)	18.4	42.1
Eliminations	—	—	(4.3)

Total	$75.2	$189.4	$259.2

Income tax (benefit) provision:
Current:
Federal	$(153.4)	$8.3	$4.8
Foreign	13.9	21.3	17.4
State	1.4	5.4	4.6

Total current	(138.1)	35.0	26.8

Deferred:
Federal	134.9	46.5	72.5
Foreign	—	(1.1)	1.5
State	0.7	28.6	5.6

Total deferred	135.6	74.0	79.6

Total income tax (benefit) expense	$(2.5)	$109.0	$106.4

At December 31, 2009, we had $111.5 million of book basis (including unremitted earnings) in excess of tax basis in the shares of certain foreign subsidiaries for which no deferred income taxes have been provided because we consider the underlying earnings to be permanently reinvested. This basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries,

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
as well as various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations. We do, however, estimate that approximately $1.1 million in foreign withholding taxes would be payable if the underlying earnings were to be distributed.

Reconciliation to U.S. statutory tax rate	2009	2008	2007
Continuing operations tax at statutory rate	$26.3	$66.3	$90.7
State income tax expense, net of federal benefit	2.2	8.1	6.7
(Decrease)/increase in valuation allowances on deferred state income tax assets	(0.8)	13.9	—
Increases in valuation allowances on deferred foreign income tax assets	17.3	14.2	6.0
Decrease in valuation allowance for foreign tax credits	(31.3)	—	—
Tax on foreign and foreign-source income	(3.7)	(0.9)	(1.7)
Interest on uncertain tax positions	—	5.9	1.8
Permanent book/tax differences	4.7	(2.4)	—
IRS audit settlement	(12.9)	—	—
Recharacterization of stock loss	(7.6)	—	—

Tax on unremitted earnings	3.3	3.9	2.9

Tax (benefit) expense at effective rate	$(2.5)	$109.0	$106.4

The effective tax rate for the year ended December 31, 2007 includes a benefit of $5.0 million (net of federal benefit) for legislative changes in New York and Texas and $1.0 million for the reduction in the German income tax rate.
We have $57.5 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2009. Of this amount, $22.7 million ($20.4 million, net of federal benefit), if recognized in future periods, would impact the reported effective tax rate. The remaining amount of $34.8 million, if recognized in future periods, would be fully reduced by additional valuation allowances.
In October 2007, we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds resulted from the carryback of a portion of net operating losses created by the funding of the Asbestos PI Trust in October 2006. The refunds were subject to an examination by the IRS. Upon receipt of the refunds in the fourth quarter of 2007, we recorded a liability of $144.6 million pending completion of the IRS audit. We also recorded a non-current deferred tax asset of $144.6 million for future tax benefits that would result from a disallowance of the refunds. In addition, we had accrued $10.0 million of interest as of June 30, 2009, on this unrecognized tax benefit as income tax expense.
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
Additionally, through the second quarter of 2009 we had accrued U.S. income taxes of approximately $50 million for unremitted earnings of foreign subsidiaries that were not considered to be permanently reinvested. Due to uncertainty regarding the net operating loss carryover discussed above, we provided a valuation allowance of $31.3 million on the foreign tax credits that would be available upon the remittance of these earnings to the U.S. With the settlement of the IRS audit in July 2009, this uncertainty was eliminated. Therefore, in the third quarter of 2009, we removed the valuation allowance on these foreign tax credits.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate that UTB’s may decrease by $1.4 million due to statutes expiring and increase by $2.4 million due to uncertain tax positions expected to be taken on tax returns.
We account for all interest and penalties on uncertain income tax positions as income tax expense. We reported $1.4 million of interest and penalty exposure as accrued income tax in the Consolidated Balance Sheet as of December 31, 2009. In addition, the reversal of $8.3 million of interest and penalties previously accrued was recognized as an income tax benefit during 2009 primarily as a result of the settlement of the IRS audit discussed above.
We have significant operations in over 25 countries and file income tax returns in approximately 85 tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, we have open tax years subject to tax audit on average of between three years and six years. We have not materially extended any open statutes of limitation for any significant location and have reviewed and accrued for, where necessary, tax liabilities for open periods.
As discussed above, the IRS audit for the 2005 and 2006 tax years was completed during the third quarter of 2009. The tax years 2007, 2008 and 2009 are subject to future potential tax adjustments. All tax years prior to 2007 have been settled.
We also have examinations in progress in Germany and Canada. We have evaluated the need for tax reserves for these audits.
We had the following activity for UTB’s for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Unrecognized tax benefits balance at January 1	$174.4	$180.7	$37.0
Gross change for current year positions	6.1	0.8	1.4
Increases for prior period positions	29.1	3.4	162.4
Decrease for prior period positions	(149.8)	(8.0)	(19.7)
Decrease due to settlements and payments	(1.9)	(0.9)	(0.1)
Decrease due to statute expirations	(0.4)	(1.6)	(0.3)

Unrecognized tax benefits balance at December 31	$57.5	$174.4	$180.7

Other taxes	2009	2008	2007
Payroll taxes	$69.7	$75.7	$77.2
Property, franchise and capital stock taxes	16.0	15.4	18.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 16. DEBT

		Average		Average
		year-end		year-end
	2009	interest rate	2008	interest rate
Term loan A due 2011	$262.5	1.78%	$281.3	2.01%
Term loan B due 2013	191.6	1.98%	193.5	2.26%
Foreign bank loans due 2010	0.1	1.00%	1.3	4.75%
Bank loans due through 2016	8.3	5.05%	10.8	6.02%
Industrial revenue bonds due 2025	10.0	1.83%	10.0	1.60%
Capital lease obligations due through 2018	0.1	4.37%	0.1	5.03%

Subtotal	472.6	1.92%	497.0	2.19%
Less current portion and short-term debt	40.1	2.47%	42.2	3.00%

Total long-term debt, less current portion	$432.5	1.87%	$454.8	2.12%

On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility arranged by Bank of America Securities LLC, J.P. Morgan Securities, Inc., and Barclays Capital. This facility is made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A, and a $500 million Term Loan B. This $1.1 billion senior credit facility is secured by U.S. personal property (excluding land and buildings), the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material foreign subsidiaries.
The senior credit facility includes three financial covenants which: do not permit the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense to be less than 3.00 to 1.00; do not permit the ratio of consolidated funded indebtedness to consolidated EBITDA (“Consolidated Leverage Ratio”) to be greater than 3.75 to 1.00; and require that the Company maintain minimum domestic liquidity of $100 million, as defined by the credit agreement. We are in compliance with these covenants. As of December 31, 2009 our consolidated interest coverage ratio was 15.2 to 1.00, our indebtedness to EBITDA was 1.76 to 1.00 and our domestic liquidity was $586.4 million. We believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 1.50% over LIBOR and the Term Loan B portion is priced at 1.75% over LIBOR for its entire term. The Term Loan A and Term Loan B were both fully drawn (net of scheduled and voluntary principal payments) and are currently priced on a variable interest rate basis. The unpaid balances of Term Loan A ($262.5 million) and Term Loan B ($191.6 million) of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid may not be reborrowed.
No mandatory prepayments are required under the senior credit facility unless (a) our Indebtedness to EBITDA ratio is greater than 2.5 to 1.0, or (b) debt ratings from S&P are lower than BB (stable), or (c) debt ratings from Moody’s are lower than Ba2 (stable) based on our year end compliance certification. If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow as defined by the credit agreement. Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
During the third quarter of 2009 we refunded the $10.0 million industrial revenue bonds that had been scheduled to mature in August 2009. The new maturity date of the bonds is in July 2025.
Approximately $0.8 million of the remaining $18.5 million of debt as of December 31, 2009 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
As of December 31, 2008, approximately $2.2 million of the $22.2 million of total debt outstanding was secured with buildings and other assets.
Scheduled payments of long-term debt:

2010	$40.1
2011	$234.8
2012	$3.5
2013	$184.1
2014	$0.1
2015 and later	$10.0
We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2009, we had a $300 million revolving credit facility with a $150 million sublimit for letters of credit, of which $41.8 million was outstanding. There were no outstanding borrowings under the revolving credit facility. Availability under this facility totaled $258.2 million as of December 31, 2009. As of December 31, 2009, our foreign subsidiaries had available lines of credit totaling $24.9 million, of which $1.0 million was used and $2.2 million was only available for letters of credit and guarantees, leaving $21.7 million of unused lines of credit available for foreign borrowings.
On December 31, 2009, we had outstanding letters of credit totaling $42.5 million, of which $41.8 million was issued under the revolving credit facility and $0.7 million of international subsidiary letters of credit were issued by other banks. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
NOTE 17. PENSION AND OTHER BENEFIT PROGRAMS
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We use a December 31 measurement date for our U.S. defined benefit plans.

U.S. defined-benefit pension plans	2009	2008
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,755.7	$1,712.6
Service cost	18.0	17.4
Interest cost	96.0	97.8
Plan amendments	12.9	3.4
Special termination benefits	0.2	—
Actuarial loss	11.1	36.2
Benefits paid	(113.8)	(111.7)

Benefit obligation as of end of period	$1,780.1	$1,755.7

Change in plan assets:
Fair value of plan assets as of beginning of period	$1,701.6	$2,355.7
Actual return on plan assets — gain (loss)	259.2	(545.6)
Employer contribution	3.3	3.2
Benefits paid	(113.8)	(111.7)

Fair value of plan assets as of end of period	$1,850.3	$1,701.6

Funded status of the plans	$70.2	$(54.1)

U.S. defined-benefit pension plans	2009	2008
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.60%	5.60%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.60%	5.85%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

U.S. defined-benefit retiree health and life insurance plans	2009	2008
Change in benefit obligation:
Benefit obligation as of beginning of period	$334.3	$337.0
Service cost	1.9	1.7
Interest cost	16.7	18.9
Plan participants’ contributions	6.0	6.2
Plan amendments	0.1	—
Effect of curtailment	(0.2)	—
Actuarial (gain) loss	(3.9)	1.4
Benefits paid, gross	(30.2)	(32.6)
Medicare subsidy receipts	2.8	1.7

Benefit obligation as of end of period	$327.5	$334.3

Change in plan assets:
Fair value of plan assets as of beginning of period	—	—
Employer contribution	$21.4	$24.7
Plan participants’ contributions	6.0	6.2
Benefits paid, gross	(30.2)	(32.6)
Medicare subsidy receipts	2.8	1.7

Fair value of plan assets as of end of period	$—	$—

Funded status of the plans	$(327.5)	$(334.3)

U.S. defined-benefit retiree health and life insurance plans	2009	2008
Weighted-average discount rate used to determine benefit obligations at end of period	5.30%	5.60%
Weighted-average discount rate used to determine net periodic benefit cost for the period	5.60%	5.85%
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
Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2009 and 2008 position for each asset class:

	Target Weight at	Position at December 31,
Asset Class	December 31, 2009	2009	2008
Domestic equity	40%	38%	30%
International equity	22%	22%	17%
High yield bonds	5%	6%	4%
Long duration bonds	26%	30%	40%
Real estate	7%	4%	7%
Other fixed income	0%	0%	2%

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The difference between the target and actual positions as of December 31, 2008 was due to poor performance of the equity investments, not an intentional shift in asset allocation. The portfolio was rebalanced in 2009.
Pension plan assets are required to be reported and disclosed at fair value in the financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs may be used to measure fair value:
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
The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table sets forth by level within the fair value hierarchy a summary of the RIP’s assets measured at fair value on a recurring basis as of December 31, 2009:

Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$541.2	—	$541.2
Domestic equity	$683.4	2.9	—	686.3
International equity	145.2	260.6	—	405.8
High yield bonds	—	98.1	—	98.1
Real estate	—	—	$84.6	84.6
Other investments	—	—	8.4	8.4
Money market investments	24.9	—	—	24.9
Cash and other short term investments	1.0	—	—	1.0

Net assets	$854.5	$902.8	$93.0	$1,850.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The table below sets forth a summary of changes in the fair value of the RIP’s level 3 assets for the year ended December 31, 2009:

	Level 3 Assets Gains and Losses for the Year Ended December 31, 2009
			Group
			Insurance
		Venture	Annuity
	Real Estate	Capital	Contract	Total
Balance, December 31, 2008	$116.1	$6.2	$4.0	$126.3
Realized (loss) gain	(0.5)	0.2	0.1	(0.2)
Unrealized (loss) gain	(30.8)	(1.9)	0.5	(32.2)
Purchases, (sales), issuances, (settlements), net	(0.2)	(0.3)	(0.4)	(0.9)

Balance, December 31, 2009	$84.6	$4.2	$4.2	$93.0

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009 and 2008.
Long Duration Bonds: Consists of investments in individual corporate bonds as well as investments in registered investment funds and common and collective trust funds investing in fixed income securities tailored to institutional investors. Certain corporate bonds are valued based on a compilation of primarily observable market information or a broker quote in a non-active market. There are no readily available market quotations for registered investment company funds or common collective trust funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
Domestic and International equity securities: Consists of investments in common and preferred stocks as well as investments in registered investment funds investing in international equities tailored to institutional investors. Common and preferred stocks are valued at the closing price reported on the active market on which the individual securities are traded. There are no readily available market quotations for registered investment company funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
High Yield Bonds: Consists of investments in individual corporate bonds as well as an investment in a registered investment fund investing in fixed income securities tailored to institutional investors. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. There are no readily available market quotations for registered investment company funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
Real Estate: The RIP’s real estate investments are comprised of both open-end and closed-end funds. There are no readily available market quotations for these real estate funds. The fund’s fair value is based on the underlying real estate assets held by the fund. Underlying real estate assets are valued on the basis of a discounted cash flow approach, which includes the future rental receipts, expenses and residual values as the highest and best use of the real estate from a market participant view. Independent appraisals may also be used to determine fair value for the underlying assets of these funds.
Other Investments: Consists of investments in a group insurance annuity contract and a limited partnership. The fair value for the group insurance annuity contract was determined by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. For our investment in the limited partnership, the majority of the partnership’s underlying securities are invested in publicly traded securities which are valued at the

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
closing price reported on the active market on which the individual securities are traded. The remaining other investments within the partnership are valued based on available inputs, including recent financing rounds, comparable company valuations, and other available data. The investment in the limited partnership is non-redeemable until the expiration of the term of the agreement.
Money Market Investments: The money market investment consists of an institutional investor mutual fund, valued at the fund’s net asset value (“NAV”) which is normally calculated at the close of business daily.
Cash and Other Short Term Investments: Cash and short term investments consist primarily of cash and cash equivalents and other payables and receivables (net). The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments. Other payables and receivables consist primarily of margin on account for a fund, accrued fees and receivables related to investment positions liquidated for which proceeds had not been received at December 31. The carrying amounts of payables and receivables approximate fair value due to the short-term nature of these instruments.
The RIP has $698.3 million of investments in alternative investment funds which are reported at fair value, and we have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at net asset value under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the RIP’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the RIP’s interest in the funds.
Basis of Rate-of-Return Assumption
Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum for 2009.
Amounts recognized in assets and (liabilities) at year end consist of:

			Retiree Health and Life
	Pension Benefits		Insurance Benefits
	2009	2008	2009	2008
Prepaid pension costs	$114.1	—	—	—
Accounts payable and accrued expenses	(3.3)	$(3.3)	$(30.6)	$(31.7)
Postretirement and postemployment benefit liabilities	—	—	(296.9)	(302.6)
Pension benefit liabilities	(40.6)	(50.8)	—	—

Net amount recognized	$70.2	$(54.1)	$(327.5)	$(334.3)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Pre-tax amounts recognized in accumulated other comprehensive income at year end consist of:

			Retiree Health and Life
	Pension Benefits		Insurance Benefits
	2009	2008	2009	2008
Net actuarial loss (gain)	$550.2	$627.2	$(46.9)	$(46.2)
Prior service cost	14.2	3.1	0.1	—

Accumulated other comprehensive loss (income)	$564.4	$630.3	$(46.8)	$(46.2)

We expect to amortize $6.2 million of previously unrecognized prior service cost and net actuarial losses into the pension credit in 2010. We expect to amortize $2.8 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2010.
The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,755.7 million and $1,734.2 million at December 31, 2009 and 2008, respectively.

U.S. pension plans with benefit obligations in excess of assets	2009	2008
Projected benefit obligation, December 31	$43.9	$1,755.7
Accumulated benefit obligation, December 31	42.8	1,734.2
Fair value of plan assets, December 31	—	1,701.6
The decrease in U.S. pension plans with benefit obligation in excess of assets occurred primarily because the RIP, which was underfunded at December 31, 2008, was overfunded in relation to its benefit obligations at December 31, 2009.
The components of pension credit are as follows:

U.S. defined-benefit pension plans	2009	2008	2007
Service cost of benefits earned during the period	$18.0	$17.4	$16.9
Interest cost on projected benefit obligation	96.0	97.8	96.3
Expected return on plan assets	(171.2)	(175.3)	(169.4)
Amortization of prior service cost	1.8	0.3	—

Net periodic pension credit	$(55.4)	$(59.8)	$(56.2)

The components of postretirement benefit costs are as follows:

U.S. defined-benefit retiree health and life insurance plans	2009	2008	2007
Service cost of benefits earned during the period	$1.9	$1.7	$1.8
Interest cost on accumulated postretirement benefit obligation	16.7	18.9	19.1
Amortization of net actuarial (gain) loss	(4.4)	(1.5)	(0.9)

Net periodic postretirement benefit cost	$14.2	$19.1	$20.0

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
For measurement purposes, average rates of annual increase in the per capita cost of covered health care benefits of 8.5% for pre-65 retirees and 9.0% for post-65 retirees were assumed for 2010, decreasing 1% per year to an ultimate rate of 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total service and interest cost components	$0.4	$(0.4)
Effect on postretirement benefit obligation	7.8	(7.4)
We expect to contribute $3.3 million to our U.S. defined benefit pension plans and $30.5 million to our U.S. postretirement benefit plans in 2010.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

		Retiree Health and	Retiree Health
		Life Insurance	Medicare Subsidy
	Pension Benefits	Benefits, Gross	Receipts
2010	$119.3	$32.2	$(1.7)
2011	122.6	32.9	(1.8)
2012	122.4	32.7	(2.0)
2013	125.0	32.1	(2.1)
2014	126.8	31.2	(2.2)
2015-2019	654.2	139.7	(13.4)
These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

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
We use a December 31 measurement date for all of our non-U.S. defined benefit plans.

Non-U.S. defined-benefit plans	2009	2008
Change in benefit obligation:
Benefit obligation as of beginning of period	$329.2	$403.0
Service cost	5.1	5.6
Interest cost	19.3	21.3
Plan participants’ contributions	2.0	2.1
Foreign currency translation adjustment	18.7	(50.2)
Effect of plan curtailment	(0.2)	—
Actuarial loss (gain)	36.2	(28.1)
Benefits paid	(24.5)	(24.5)

Benefit obligation as of end of period	$385.8	$329.2

Change in plan assets:
Fair value of plan assets as of beginning of period	$156.1	$246.0
Actual return on plan assets — gain (loss)	23.2	(39.8)
Employer contributions	17.7	18.9
Plan participants’ contributions	2.0	2.1
Foreign currency translation adjustment	15.8	(46.6)
Benefits paid	(24.5)	(24.5)

Fair value of plan assets as of end of period	$190.3	$156.1

Funded status of the plans	$(195.5)	$(173.1)

Non-U.S. defined-benefit plans	2009	2008
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.1%	5.9%
Rate of compensation increase	3.3%	3.4%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.8%	5.5%
Expected return on plan assets	6.5%	6.7%
Rate of compensation increase	3.4%	3.5%
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2009 and 2008:

	Target Weight at	Position at December 31,
Asset Class	December 31, 2009	2009	2008
Equities	54%	60%	56%
Long duration bonds	27%	26%	26%
Other fixed income	9%	8%	12%
Real estate	10%	6%	6%
The following table sets forth by level within the fair value hierarchy a summary of our non-U.S. plan assets measured at fair value on a recurring basis as of December 31, 2009:

Description	Level 1	Level 2	Total
Bonds	—	$64.4	$64.4
Equities	$4.3	110.0	114.3
Real estate	—	11.1	11.1
Cash and other short term investments	0.5	—	0.5

Net assets	$4.8	$185.5	$190.3

Following is a description of the valuation methodologies used for non-U.S. plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009 and 2008.
Bonds: Consists of investments in individual corporate bonds as well as investments in registered investment funds and common and collective trust funds investing in fixed income securities tailored to institutional investors. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. There are no readily available market quotations for registered investment company funds or common collective trust funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
Equities: Consists of investments in common and preferred stocks as well as investments in registered investment funds investing in international equities tailored to institutional investors. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. There are no readily available market quotations for registered investment company funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
Real Estate: The plans’ real estate investments are comprised of pooled real estate mutual funds valued based on a compilation of primarily observable market information or a broker quote in a non-active market.
Cash and other Short Term Investments: Cash and short term investments consist primarily of cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments.
The non-U.S. pension plans have $179.9 million of investments in alternative investment funds which are reported at fair value, and we have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at net asset value

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the plans’ interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the plans’ interest in the funds.
Basis of Rate-of-Return Assumption
Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.5% for the year ended December 31, 2009 and 6.7% for the year ended December 31, 2008.
Amounts recognized in the consolidated balance sheets consist of:

	2009	2008
Prepaid pension costs	$0.1	$0.3
Accounts payable and accrued expenses	(12.8)	(12.8)
Pension benefit liabilities	(182.8)	(160.6)

Net amount recognized	$(195.5)	$(173.1)

Pre-tax amounts recognized in accumulated other comprehensive income at year end consist of:

	2009	2008
Net actuarial loss (gain)	$14.4	$(14.1)

Accumulated other comprehensive loss (income)	$14.4	$(14.1)

We expect to amortize $0.4 million of previously unrecognized net actuarial losses into pension cost in 2010.
The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $360.2 million and $309.0 million at December 31, 2009 and 2008, respectively.

Non-U.S. pension plans with benefit obligations in excess of assets	2009	2008
Projected benefit obligation, December 31	$384.6	$328.3
Accumulated benefit obligation, December 31	359.1	308.1
Fair value of plan assets, December 31	189.0	154.9
The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2009	2008	2007
Service cost of benefits earned during the period	$5.1	$5.6	$6.9
Interest cost on projected benefit obligation	19.3	21.3	19.2
Expected return on plan assets	(12.8)	(16.0)	(15.4)
Amortization of net actuarial gain	(0.9)	(0.5)	—

Net periodic pension cost	$10.7	$10.4	$10.7

We expect to contribute $17.6 million to our non-U.S. defined benefit pension plans in 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2010	$22.2
2011	22.5
2012	21.4
2013	23.0
2014	24.5
2015-2019	125.6
Costs for other worldwide defined contribution benefit plans and multiemployer pension plans were $13.3 million in 2009, $14.8 million in 2008 and $15.2 million in 2007.
NOTE 18. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Assets/(Liabilities):
Money market investments	$250.1	$250.1	$192.1	$192.1
Long-term debt, including current portion	(472.5)	(462.1)	(495.7)	(405.0)
Foreign currency contract obligations	(4.1)	(4.1)	7.4	7.4
Natural gas contracts	(4.6)	(4.6)	(13.5)	(13.5)
The carrying amounts of cash and cash equivalents (which consists primarily of money market investments totaling $250.1 million and bank deposits totaling $319.4 million at December 31, 2009), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from national exchange quotes. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions with verification using internal valuation models.
Refer to Note 17 for a discussion of fair value and the related inputs used to measure fair value. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2009		December 31, 2008
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities):
Money market investments	$250.1	—	$192.1	—
Foreign currency contract obligations	(4.1)	—	7.4	—
Natural gas contracts	—	$(4.6)	—	$(13.5)
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge these exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark to market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2009 we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At December 31, 2009 the notional amount of these hedges was 4.6 Million British Thermal Units (“MMBTU’s”). The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the year ended December 31, 2009. The contracts are based on forecasted usage of natural gas measured in MMBTU’s.
As of June 30, 2009 we de-designated several monthly natural gas hedge contracts maturing in 2009 and 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that were significantly lower than originally forecasted when the hedges were entered. We discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which have been designated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge have been recognized in cost of goods sold. The earnings impact related to the over hedged portion of these hedges was not material for the year ended December 31, 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. At December 31, 2009, our major foreign currency exposures are to the Euro, the Canadian dollar, and the British pound.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of products to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $86.7 million at December 31, 2009. Gains and losses on these instruments are deferred in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the year ended December 31, 2009.
Intercompany Loan Hedges — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended. The notional amount of these hedges was $8.3 million at December 31, 2009.
Interest Rate Risk — We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate debt increases or decreases as a result of interest rate fluctuations. In February 2009 we entered into interest rate swaps with a total notional amount of $100 million that matured in December 2009. Under the terms of the swaps, we received 1-month LIBOR and paid a fixed rate over the hedged period. These swaps were designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt during their contract period.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of December 31, 2009.

	Asset Derivatives
	Balance Sheet	Fair
	Location	Value
Derivatives designated as hedging instruments
Foreign exchange contracts — purchases and sales	Other current assets	$0.2

Total derivative assets designated as hedging instruments		$0.2

Derivatives not designated as hedging instruments
Foreign exchange contracts — intercompany loans	Other current assets	$0.1

Total derivative assets not designated as hedging instruments		$0.1

	Liability Derivatives
	Balance Sheet	Fair
Derivatives designated as hedging instruments	Location	Value
Natural gas commodity contracts	Accounts payable and accrued expenses	$3.6
Natural gas commodity contracts	Other long-term liabilities	0.2
Foreign exchange contracts — purchases and sales	Accounts payable and accrued expenses	4.3

Total derivative liabilities designated as hedging instruments		$8.1

	Liability Derivatives
	Balance Sheet	Fair
Derivatives not designated as hedging instruments	Location	Value
Natural gas commodity contracts	Accounts payable and accrued expenses	$0.8
Foreign exchange contracts — intercompany loans	Accounts payable and accrued expenses	0.1

Total derivative liabilities not designated as hedging instruments		$0.9

Amount of Gain/(Loss)
Recognized in Other
Comprehensive
Income (“OCI”)
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)
Natural gas commodity contracts	$(4.3)
Foreign exchange contracts — purchases and sales	(4.1)

Total	$(8.4)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Gain/(Loss) Reclassified from Accumulated
	OCI into Income (Effective Portion) (a)
		Year Ended
		December 31, 2009
Derivatives in Cash Flow Hedging Relationships	Location	Amount
Natural gas commodity contracts	Cost of goods sold	$(22.4)
Foreign exchange contracts — purchases and sales	Cost of goods sold	1.4

Total		$(21.0)

(a)	As of December 31, 2009 the amount of existing (losses) in AOCI expected to be recognized in earnings over the next twelve months is $(8.2) million.

Location of
Gain/(Loss)
Recognized in Income
on Derivative
(Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	(b)
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts — purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(b)	The loss recognized in income for the year ended December 31, 2009 of $0.9 million related to the ineffective portion of the hedging relationships. No gains or losses are excluded from the assessment of hedge effectiveness.
The amount of loss recognized in income for derivative instruments not designated as hedging instruments was $1.0 million for the year ended December 31, 2009.
NOTE 20. GUARANTEES
In disposing of assets, AWI and some subsidiaries have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $5.4 million has been recorded as of December 31, 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 21. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for 2009 and 2008:

	2009	2008
Balance at beginning of year	$16.3	$17.6
Reductions for payments	(20.4)	(25.2)
Current period warranty accruals	18.7	25.4
Preexisting warranty accrual changes	(0.5)	(1.2)
Effects of foreign exchange translation	—	(0.3)

Balance at end of year	$14.1	$16.3

The warranty reserve is recorded as a reduction of sales and accounts receivable.
NOTE 22. OTHER LONG-TERM LIABILITIES

	December 31,	December 31,
	2009	2008
Long-term deferred compensation arrangements	$29.8	$30.4
U.S. workers’ compensation	11.9	13.4
Environmental liabilities	6.3	6.5
Other	10.0	12.1

Total other long-term liabilities	$58.0	$62.4

NOTE 23. STOCK-BASED COMPENSATION PLANS
The 2006 Long-Term Incentive Plan (“2006 Plan”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees. No more than 5,349,000 common shares may be issued under the 2006 Plan, and the 2006 Plan will terminate on October 2, 2016, after which time no further awards may be made. As of December 31, 2009, 2,775,740 shares were available for future grants under the 2006 plan.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
In August 2009 TPG and the Asbestos PI Trust entered into an agreement whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Under the terms of the 2006 Plan, a change in control occurred, causing the accelerated vesting of all unvested stock-based compensation. The non-cash charge to earnings related to this accelerated vesting was $31.6 million and was recorded within SG&A expenses in the third quarter of 2009.

	Year Ended December 31, 2009
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,532.9	$29.85
Options granted	434.9	13.46
Option shares exercised	(79.3)	(29.37)		$1.0
Options forfeited	(261.0)	(27.37)

Option shares outstanding at end of period	1,627.5	$25.87	7.3	$21.3

Option shares exercisable at end of period	1,627.5	25.87	7.3	$21.3
Option shares expected to vest	—	—

	Year Ended December 31, 2008
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,569.8	$38.99
Options granted	195.7	29.73
Option adjustment for March dividend (see below)	95.8	29.16
Option shares exercised	—	—
Options forfeited	(328.4)	(31.02)

Option shares outstanding at end of period	1,532.9	$29.85	7.9	—

Option shares exercisable at end of period	505.8	29.85	7.9	—
Option shares expected to vest	936.6	30.17		—
We have reserved sufficient authorized shares to allow us to issue new shares upon exercise of all outstanding options. When options are actually exercised, we issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises. The total value of options exercised during the year ended December 31, 2009 was $1.2 million. Cash proceeds received from options exercised for the year ended December 31, 2009 were $2.3 million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the years 2009, 2008 and 2007 are presented in the table below.

	2009	2008	2007
Weighted-average grant date fair value of options granted (dollars per option)	$4.77	$12.21	$20.64
Assumptions
Risk free rate of return	2.1%	3.2%	4.8%
Expected volatility	32.7%	29.8%	30.2%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%
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
Under the terms of the 2006 Plan, the Management Development and Compensation Committee of our Board of Directors is required to make equitable adjustments to stock option grants if there is a change in our capital structure. The special cash dividend in 2008 qualified as a change to our capital structure under the terms of the 2006 Plan. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $35.10 (the closing price on March 6, 2008, the day before the ex-dividend date) and $29.37 (the closing price on March 7, 2008, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore, there was no incremental cost recognized in our financial statements due to these award modifications. The following changes were made to the options outstanding as a result of this change:

	Original Grant Terms		Adjusted Grant Terms
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options granted in 2006	1,445,700	$38.42	1,520,024	$29.37
Options granted in 2007	64,100	52.38	64,100	39.88
Options granted in 2008	110,370	34.00	131,904	28.45

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
In addition to options, we have also granted restricted stock and restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2009 and 2008 activity related to these awards follows:

	Non-Vested Stock Awards
		Weighted-
		average fair
	Number of	value at grant
	Shares	date

January 1, 2008	590,934	$39.24
Granted	307,866	32.61
Vested	(152,945)	(36.89)
Forfeited	(138,369)	(37.54)

December 31, 2008	607,486	$36.86
Granted	445,183	13.46
Vested	(947,459)	(26.53)
Forfeited	(105,210)	(34.23)

December 31, 2009	0	$0.00
In 2009 and 2008, we granted 116,624 and 58,390 performance restricted shares, respectively, to our Chief Executive Officer, which entitled him to receive a specified number of shares of Armstrong’s common stock on various vesting dates, provided certain cumulative financial targets were achieved over the three-year performance period. We estimated the fair value of these share awards based on the market price of the underlying stock on the date of grant. All outstanding performance restricted shares vested to the maximum extent, or 150%, resulting in an additional 106,457 shares being awarded in August 2009 as a result of the change in control caused by the TPG and Asbestos PI Trust agreement.
In addition to the equity awards described above, as of December 31, 2009 we had 30,924 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan. These awards are settled in cash and generally had vesting periods of one to three years. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2009 was $1.6 million. The awards under the 2006 Phantom Stock Unit Plan are not reflected in the Non-Vested Stock Awards table above. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under that plan.
During 2008, we adopted the 2008 Directors Stock Unit Plan. At December 31, 2009 and 2008 there were 141,782 and 111,950 restricted stock units, respectively, outstanding under the 2008 Directors Stock Unit Plan. In 2009 and 2008, we granted 29,832 and 61,630 restricted stock units, respectively, to non-employee directors. Additionally, 50,320 phantom shares were converted to restricted stock units during 2008. These awards generally have vesting periods of one to three years, and as of December 31, 2009 and 2008, 111,950 and 38,320 shares, respectively, were vested. The awards are generally payable six months following the director’s separation from service. The awards granted under the 2008 Directors Stock Unit Plan are not reflected in the Non-Vested Stock Awards table above.
We recognize share-based compensation expense on a straight-line basis over the vesting period. Share-based compensation cost, including the impact of the accelerated vesting, was $38.9 million ($29.6 million net of tax benefit) in 2009, $8.1 million ($5.2 million net of tax benefit) in 2008 and $13.6 million ($9.1 million net of tax benefit) in 2007. Share-based compensation expense is recorded as a component of SG&A expenses. The benefits of tax deductions in excess of grant date fair value for the vesting of stock-based awards for the year ended December 31, 2009 was $1.5 million. To the extent the vesting date value is greater than the grant date value, the excess tax benefit is a credit to additional paid in capital (“APIC”), but only if it reduces income tax currently payable. Due to our NOL, the credit to APIC will be suspended until the NOL is fully utilized.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
As of December 31, 2009, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements with our non-employee directors. That cost is expected to be recognized over a weighted-average period of 1.7 years.
NOTE 24. EMPLOYEE COMPENSATION
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

Employee compensation cost	2009	2008	2007
Wages, salaries and incentive compensation	$635.6	$710.8	$742.7
Payroll taxes	69.7	75.7	77.2
Pension expense (credits), net	(31.4)	(34.6)	(30.3)
Insurance and other benefit costs	69.1	77.5	84.0
Stock-based compensation	38.3	8.1	13.6

Total	$781.3	$837.5	$887.2

NOTE 25. LEASES
We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

	2009	2008	2007
Rent expense	$25.8	$25.0	$23.8
Sublease (income)	(3.1)	(2.0)	(1.5)

Net rent expense	$22.7	$23.0	$22.3

Future minimum payments at December 31, 2009 by year and in the aggregate, having noncancelable lease terms in excess of one year are as follows:

	Total Minimum	Sublease	Net Minimum
Scheduled minimum lease payments	Lease Payments	(Income)	Lease Payments
2010	$14.4	$(2.2)	$12.2
2011	10.6	(1.8)	8.8
2012	6.7	(1.0)	5.7
2013	3.6	(0.6)	3.0
2014	1.9	(0.5)	1.4
Thereafter	6.3	(2.3)	4.0

Total	$43.5	$(8.4)	$35.1

Assets under capital leases are included in the consolidated balance sheet as follows:

Assets under capital leases	2009	2008
Land	$1.6	$1.6
Building	3.2	3.2
Machinery	3.0	3.0
Less accumulated amortization	(2.7)	(2.0)

Net assets	$5.1	$5.8

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 26. SHAREHOLDERS’ EQUITY
There were no treasury shares at December 31, 2009 or December 31, 2008.
The balance of each component of accumulated other comprehensive (loss) as of December 31, 2009 and 2008 is presented in the table below.

	December 31,	December 31,
	2009	2008
Foreign currency translation adjustments	$23.9	$(10.5)
Derivative (loss), net	(5.5)	(3.3)
Pension and postretirement adjustments	(316.2)	(335.0)

Accumulated other comprehensive (loss)	$(297.8)	$(348.8)

The amounts and related tax effects allocated to each component of other comprehensive income (loss) during 2009 are presented in the table below.

	Pre-tax		After tax
	Amount	Tax (Expense)	Amount
Foreign currency translation adjustments	$38.3	$(3.9)	$34.4
Derivative (loss), net	(1.6)	(0.6)	(2.2)
Pension and postretirement adjustments	37.9	(19.1)	18.8

Total other comprehensive income (loss)	$74.6	$(23.6)	$51.0

NOTE 27. SUPPLEMENTAL FINANCIAL INFORMATION

	2009	2008	2007
Selected operating expenses
Maintenance and repair costs	$103.5	$111.3	$116.9
Research and development costs	38.0	38.8	44.0
Advertising costs	28.8	29.6	36.2

Other non-operating expense
Foreign currency translation loss, net of hedging activity	$0.3	$1.1	$0.7
Other	0.6	0.2	0.7

Total	$0.9	$1.3	$1.4

Other non-operating income
Interest income	$3.1	$10.5	$15.3
Foreign currency translation gain, net of hedging activity	0.1	0.1	2.5
Other	—	—	0.4

Total	$3.2	$10.6	$18.2

NOTE 28. SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008	2007
Interest paid	$10.4	$24.2	$47.8
Income taxes paid (refunded), net	8.9	25.7	(181.4)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 29. RELATED PARTIES
We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $67 million in 2009, $98 million in 2008, and $88 million in 2007. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $14.2 million in 2009, $16.1 million in 2008, and $15.0 million in 2007. The net amounts due from us to WAVE for all of our relationships were $4.1 million and $2.8 million at the end of 2009 and 2008, respectively. See Note 10 for additional information.
During 2009 we incurred approximately $0.6 million in consulting fees related to services provided by an affiliate of TPG. See Note 1 for additional information.
NOTE 30. LITIGATION AND RELATED MATTERS
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
Environmental Remediation
Summary
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at three off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at four domestic and five foreign current or former plant sites. In a few cases, we are one of many potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In some cases, we have agreed to jointly fund that required investigation and remediation, while at some sites, we dispute the liability, the proposed remedy or the proposed cost allocation among the PRPs. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Effects of Chapter 11
Upon AWI’s emergence from Chapter 11 on October 2, 2006, AWI’s environmental liabilities with respect to properties that AWI does not own or operate (such as formerly owned sites, or landfills to which AWI’s waste was taken) were discharged. Claims brought by a federal or state agency alleging that AWI should reimburse the claimant for money that it spent cleaning up a site which AWI does not own or operate, and claims by private parties, such as other PRPs with respect to sites with multiple PRPs, were discharged upon emergence. Having emerged from Chapter 11, AWI does not bear any responsibility for these claims. Environmental obligations with respect to AWI’s subsidiaries and to property that they currently own or operate have not been discharged.
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
Specific Events
Upon emergence, AWI resolved its environmental liabilities at 45 sites through its Chapter 11 Case. The liabilities at 38 sites were resolved through the global environmental settlement (“Global Settlement”) with the Department of Justice (“DOJ”) and the U.S. Environmental Protection Agency (“EPA”) with respect to CERCLA liability. The Global Settlement, which was approved by the Bankruptcy Court in October 2005 and further amended in July 2007, provided the EPA an approved proof of claim in the amount of $9.2 million, which included $7.8 million with respect to the Peterson Puritan site. At one CERCLA site, however, AWI will continue to participate in the cleanup under a previously approved Consent Decree. In addition to the federal claims resolved by the Global Settlement, AWI’s emergence from Chapter 11 also resolved its environmental liabilities with respect to claims asserted by the state and/or private parties at seven other sites.
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
DEQ subsequently approached AWI to perform investigations in Scappoose Bay adjacent to the St. Helens, Oregon facility. In January 2010 DEQ requested EPA evaluation of the site, which could lead to listing on the federal National Priorities List. AWI has denied liability for any contamination in Scappoose Bay. However, Kaiser entered into an agreement with DEQ to conduct such investigations in the Bay and AWI and OC have cooperated with Kaiser and provided a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the bay, although it is possible that such amounts may be material.
Summary of Financial Position
Liabilities of $6.3 million and $6.5 million at December 31, 2009 and December 31, 2008, respectively, were for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. In the fourth quarter of 2008, AWI concluded a settlement with an insurance carrier and the U.S. EPA for the reimbursement of funds for environmental costs related to specific, identified sites. This arrangement included a recovery by AWI from the carrier, a payment from AWI to the carrier for retrospective premiums and a payment from AWI to the EPA. This matter has been concluded, and we recorded a gain of $6.9 million within SG&A during the fourth quarter of 2008. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Consolidated Balance Sheets. The amount of the recorded asset for estimated recoveries was zero at December 31, 2009 and December 31, 2008.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.
PATENT INFRINGEMENT CLAIMS
We are a defendant in a lawsuit claiming patent infringement related to some of our laminate flooring products. We are being defended and indemnified by our supplier for costs and potential damages related to the litigation. The jury verdict held the asserted patent claims to be invalid and non-infringed for several reasons. The plaintiffs, Pergo, Inc. and Pergo (Europe) AB, filed an appeal, which was heard by the US Court of Appeals for the Federal Circuit (“CAFC”). In February 2010 the CAFC affirmed the trial court on all issues presented on appeal.
In the third quarter of 2009 AWI filed a lawsuit against Congoleum Corporation seeking a judgment to invalidate a patent Congoleum holds relating to its Dura-Ceramic® vinyl tile. AWI also claimed that Congoleum violated federal law in its marketing of this product. Congoleum filed a response claiming that AWI infringed its patent, and sought damages and injunctive relief. In February 2010 the parties entered into a confidential settlement agreement resolving all issues regarding this patent and the related litigation.
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
NOTE 31. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Net earnings	$77.7	$81.0	$145.3
Net earnings allocated to non-vested share awards	(0.4)	(0.6)	(1.6)

Net earnings attributable to common shares	$77.3	$80.4	$143.7

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2009, 2008, and 2007:

millions of shares	2009	2008	2007
Basic shares outstanding	56.8	56.4	56.1
Dilutive effect of stock option awards	0.2	—	—

Diluted shares outstanding	57.0	56.4	56.1

NOTE 32. SUBSEQUENT EVENT
Pursuant to a February 2010 separation agreement between Mr. Lockhart and the Company, Mr. Lockhart will step down as Chief Executive Officer and President of the Company and Chairman and member of the Board of Directors effective February 28, 2010. Terms of the separation agreement include a severance payment to Mr. Lockhart of approximately $11 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

ITEM 9B.	OTHER INFORMATION
The Board of Directors established Friday, July 2, 2010 as the date for the Company’s annual meeting of shareholders. Shareholders of record at the close of trading on April 5, 2010 will be entitled to vote at that meeting. Pursuant to Article II, Section 5 of the Company’s Bylaws, if a shareholder other than the Asbestos Personal Injury Settlement Trust should wish to propose business to come before that meeting, written notice of such business must be received by the Corporate Secretary of the Company no later than March 24, 2010. Any such notice should be addressed to the attention of: Jeffrey D. Nickel, Corporate Secretary, Armstrong World Industries, Inc., 2500 Columbia Avenue, Lancaster, PA 17603. It is recommended that any notice be sent via means that will provide confirmation of the delivery date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10, other than information regarding the executive officers of the Company which is presented in Item 4A. Executive Officers of the Company, is incorporated by reference to the sections entitled “Board of Directors,” “Director Information,” “Company Leadership Structure,” “Board’s Role in Risk Management Oversight,” “Audit Committee,” “Audit Committee Expert,” “Management Development and Compensation Committee,” “Nominating and Governance Committee,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2010 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2010 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2010 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2010 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section entitled “Audit Committee Report” in the Company’s proxy statement for its 2010 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Listing of Documents
1.	The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2009 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 48.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2009, 2008, and 2007 (filed herewith as Exhibit 99.1)

3.	The following exhibits are filed as part of this 2009 Annual Report on Form 10-K:

Exhibit No.	Description

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

No. 10.5	Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.6
Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation is incorporated by reference from the Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.8.*

Exhibit No.	Description

No. 10.7
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

No. 10.8
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

No. 10.9
Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and trustees, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.10
Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.11	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.13. *

No. 10.12	Form of 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.13	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.14
Form of 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.15
Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. A Schedule of Participating Officers and Directors is filed with this Report. *

No. 10.16	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

No. 10.17
2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

Exhibit No.	Description

No. 10.18
2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.19
Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.20
Form of grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.34.*

No. 10.21
Form of grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35.*

No. 10.22
Form of grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, wherein it appeared as Exhibit 10.37. *

No. 10.23	2008 Directors Stock Unit Plan, as amended December 8, 2008 is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.27. *

No. 10.24
Form of Service Commencement Award to each of James C. Melville and Edward E. Steiner is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.26. *

No. 10.25
Form of 2009 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.27. *

No. 10.26
Schedule of Participating Directors to the 2009 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.28. *

No. 10.27
Form of Change in Control Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.39. *

No. 10.28
Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.32. A Schedule of Participating Officers and Directors is filed with this Report. *

No. 10.29
Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 3 to the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter with the SEC on August 11, 2009).

Exhibit No.	Description

No. 10.30
Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by Armstrong World Industries, Inc. with the SEC on September 15, 2009).

No. 10.31	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K dated January 8, 2010, wherein it appeared as Exhibit 99.2. *

No. 10.32	Letter to Frank J. Ready dated January 8, 2010 is filed with this Report. *

No. 11	Computation of Earnings Per Share.

No. 21	Armstrong World Industries, Inc.’s Subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and Authorizing Resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

No. 99.2
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

Date: February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.
Directors and Principal Officers of the registrant AWI:

Name	Title
Michael D. Lockhart	Chairman and Chief Executive Officer (Principal Executive Officer)

Thomas B. Mangas	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Stephen F. McNamara	Vice President and Controller (Chief Accounting Officer)

Stanley A. Askren	Director

David Bonderman	Director

Jon A. Boscia	Director

Kevin Burns	Director

James J. Gaffney	Director

Judith R. Haberkorn	Director

James C. Melville	Director

James J. O’Connor	Director

John J. Roberts	Director

Edward E. Steiner	Director

By:	/s/ Michael D. Lockhart
(Michael D. Lockhart, as attorney-in-fact
for AWI directors and on his own behalf) As of February 26, 2010

By:	/s/ Thomas B. Mangas
(Thomas B. Mangas)
As of February 26, 2010

By:	/s/ Stephen F. McNamara
(Stephen F. McNamara)
As of February 26, 2010

SCHEDULE II
Armstrong World Industries, Inc.
Valuation and Qualifying Reserves of Accounts Receivable
(amounts in millions)

	2009	2008	2007
Provision for Losses
Balance at beginning of year	$10.8	$11.8	$10.6
Additions charged to earnings	7.8	8.6	10.3
Deductions	(8.1)	(9.6)	(9.1)

Balance at end of year	$10.5	$10.8	$11.8

Provision for Discounts and Warranties
Balance at beginning of year	$43.7	$51.9	$56.2
Additions charged to earnings	182.0	225.6	228.6
Deductions	(187.9)	(233.8)	(232.9)

Balance at end of year	$37.8	$43.7	$51.9

Exhibit Index

Exhibit No.

No. 10.7
Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents.

No. 10.8
Amendment No. 1, dated February 25, 2008, to the Credit Agreement, dated October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents.

No. 10.15
Schedule of Participating Officers and Directors to form of Indemnification Agreement for Officers and Directors incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8.

No. 10.28
Schedule of Participating Officers and Directors to form of Indemnification Agreement for Officers and Directors incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.32.

No. 10.32	Letter to Frank J. Ready dated January 8, 2010.

No. 11	Computation of Earnings Per Share.

No. 21	Armstrong World Industries, Inc.’s Subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Registered Public Accounting Firm.

No. 24	Power of Attorney and Authorizing Resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.