Form 10-Q
period 2010-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2010-05-03
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 22, 2010 — 57,534,087.

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
Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Commercial and residential construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong (including stimulus programs), and consumers are confident. However, the commercial and residential construction cycles do not move in tandem. When the economy is weak and access to credit is limited, customers, distributors and suppliers are at heightened risk of defaulting on their obligations. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe, Canada and Asia also are significant. A prolonged economic downturn would exacerbate the adverse effect on our business, profitability, and the carrying value of assets.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Net sales	$658.9	$668.3
Cost of goods sold	513.1	536.9

Gross profit	145.8	131.4

Selling, general and administrative expenses	143.5	137.2
Equity earnings from joint venture	(11.1)	(6.9)

Operating income	13.4	1.1

Interest expense	3.9	4.5
Other non-operating expense	—	0.1
Other non-operating (income)	(0.7)	(1.1)

Earnings (loss) before income taxes	10.2	(2.4)

Income tax expense	29.6	8.8

Net (loss)	$(19.4)	$(11.2)

Net (loss) per share of common stock:
Basic	$(0.34)	$(0.20)
Diluted	$(0.34)	$(0.20)

Average number of common shares outstanding:
Basic	57.5	56.4
Diluted	57.5	56.4
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$525.5	$569.5
Accounts and notes receivable, net	277.5	229.1
Inventories, net	421.7	445.0
Deferred income taxes	16.3	16.3
Income tax receivable	16.3	16.5
Other current assets	62.6	55.2

Total current assets	1,319.9	1,331.6

Property, plant and equipment, less accumulated depreciation and amortization of $408.6 and $390.0, respectively	894.5	929.2

Prepaid pension costs	128.5	114.3
Investment in joint venture	194.7	194.6
Intangible assets, net	589.9	592.8
Deferred income taxes	16.1	58.2
Other noncurrent assets	82.1	81.9

Total assets	$3,225.7	$3,302.6

Liabilities and Equity
Current liabilities:
Short-term debt	$1.4	$0.1
Current installments of long-term debt	41.1	40.0
Accounts payable and accrued expenses	319.4	311.0
Income tax payable	2.0	3.1
Deferred income taxes	3.1	3.1

Total current liabilities	367.0	357.3

Long-term debt, less current installments	424.4	432.5
Postretirement and postemployment benefit liabilities	287.4	306.0
Pension benefit liabilities	205.1	223.5
Other long-term liabilities	56.3	58.0
Income taxes payable	9.2	9.2
Deferred income taxes	7.9	8.2

Total noncurrent liabilities	990.3	1,037.4

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,534,087 shares in 2010 and 57,433,503 shares in 2009	0.6	0.6
Capital in excess of par value	2,048.6	2,052.1
Retained earnings	125.0	144.4
Accumulated other comprehensive (loss)	(305.8)	(297.8)

Total shareholders’ equity	1,868.4	1,899.3

Non-controlling interest	—	8.6

Total equity	1,868.4	1,907.9

Total liabilities and equity	$3,225.7	$3,302.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts in millions)
Unaudited

	Three Months Ended March 31, 2010
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.6				$8.6
Non-controlling interest purchase	(8.6)				(8.6)

Balance at March 31	—				—
Common stock:
Balance at beginning of year and March 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1		—
Non-controlling interest purchase	(3.5)		(3.5)		—

Balance at March 31	$2,048.6		$2,048.6		—

Retained earnings:
Balance at beginning of year	$144.4		$144.4		—
Net (loss) for period	(19.4)	$(19.4)	(19.4)	$(19.4)	—

Balance at March 31	$125.0		$125.0		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)		—
Foreign currency translation adjustments	(8.1)		(8.1)		—
Derivative (loss), net	(2.3)		(2.3)		—
Non-controlling interest purchase	1.1		1.1
Pension and postretirement adjustments	1.3		1.3		—

Total other comprehensive income	(8.0)	(8.0)	(8.0)	(8.0)	—	—

Balance at March 31	$(305.8)		$(305.8)		—

Comprehensive (loss)		$(27.4)		$(27.4)		—

Total equity	$1,868.4		$1,868.4		—

	Three Months Ended March 31, 2009
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.1				$8.1

Common stock:
Balance at beginning of year and March 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Stock-based employee compensation	1.6		1.6		—

Balance at March 31	$2,026.3		$2,026.3		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net (loss) for period	(11.2)	$(11.2)	(11.2)	$(11.2)	—	—

Balance at March 31	$55.5		$55.5		—

Accumulated other comprehensive (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	(15.9)		(15.9)		—
Derivative (loss), net	(5.0)		(5.0)		—
Pension and postretirement adjustments	(2.0)		(2.0)		—

Total other comprehensive (loss)	(22.9)	(22.9)	(22.9)	(22.9)	—	—

Balance at March 31	$(371.7)		$(371.7)		—

Comprehensive (loss)		$(34.1)		$(34.1)		—

Total equity	$1,718.8		$1,710.7		$8.1

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss)	$(19.4)	$(11.2)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	28.3	36.5
Fixed asset impairment	3.1	—
Deferred income taxes	26.8	6.5
Stock-based compensation	0.3	1.7
Equity earnings from joint venture	(11.1)	(6.9)
U.S. pension credit	(12.7)	(14.6)
Changes in operating assets and liabilities:
Receivables	(52.7)	(54.5)
Inventories	16.6	26.4
Other current assets	(2.0)	(0.7)
Other noncurrent assets	(1.9)	(0.2)
Accounts payable and accrued expenses	10.0	(16.1)
Income taxes payable	(1.0)	(0.6)
Other long-term liabilities	(11.9)	(5.4)
Other, net	(0.4)	(1.5)

Net cash (used for) operating activities	(28.0)	(40.6)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13.0)	(19.5)
Divestitures	—	8.0
Return of investment from joint venture	11.0	13.5
Other, net	0.4	1.4

Net cash (used for)/provided by investing activities	(1.6)	3.4

Cash flows from financing activities:
Increase in short-term debt, net	1.4	2.5
Issuance of long-term debt	4.4	2.6
Payments of long-term debt	(11.4)	(7.5)
Purchase of non-controlling interest	(7.8)	—

Net cash (used for) financing activities	(13.4)	(2.4)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(5.7)

Net (decrease) in cash and cash equivalents	(44.0)	(45.3)
Cash and cash equivalents at beginning of year	569.5	355.0

Cash and cash equivalents at end of period	$525.5	$309.7

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
In December 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“the Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). On October 2, 2006, AWI’s court-approved Plan of Reorganization (“POR”) became effective, and AWI emerged from Chapter 11. See Note 1 to our 2009 Form 10-K for more information on the Chapter 11 Case.
In August 2009 Armor TPG Holdings LLC (“TPG”) and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) entered into agreements whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2009. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2010 presentation.
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
In June 2009 the Financial Accounting Standard Board (“FASB”) issued new guidance, which is now part of Accounting Standards Codification (“ASC”) 810, “Consolidations”, which amends the consolidation guidance applicable to variable interest entities. These provisions were effective for us as of January 1, 2010. There was no material impact on our financial statements from the adoption of this guidance.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
In January 2010 the FASB issued new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions were effective for us as of January 1, 2010 except for the additional disclosures related to activities for Level 3 measurements which are effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
In March 2010 the FASB issued new guidance, which is now part of ASC 815, “Derivatives and Hedging”. The new guidance clarifies the scope exception for embedded credit related derivatives. The provisions are effective for us as of January 1, 2011. We do not expect a material impact on our financial statements from the adoption of this guidance.
Operating results for the first quarters of 2010 and 2009 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
Net sales to external customers	2010	2009
Resilient Flooring	$232.6	$241.2
Wood Flooring	124.3	121.8
Building Products	267.9	266.9
Cabinets	34.1	38.4

Total net sales to external customers	$658.9	$668.3

	Three Months Ended
	March 31,
Segment operating income (loss)	2010	2009
Resilient Flooring	$(5.2)	$(12.9)
Wood Flooring	(1.6)	(7.8)
Building Products	42.7	31.8
Cabinets	(3.9)	(4.5)
Unallocated Corporate (expense)	(18.6)	(5.5)

Total consolidated operating income	$13.4	$1.1

	Three Months Ended
	March 31,
	2010	2009
Total consolidated operating income	$13.4	$1.1
Interest expense	3.9	4.5
Other non-operating expense	—	0.1
Other non-operating income	(0.7)	(1.1)

Earnings (loss) before income taxes	$10.2	$(2.4)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	March 31,	December 31,
Segment assets	2010	2009
Resilient Flooring	$644.3	$645.2
Wood Flooring	401.8	410.3
Building Products	965.0	966.0
Cabinets	54.2	53.2

Total segment assets	2,065.3	2,074.7
Assets not assigned to segments	1,160.4	1,227.9

Total consolidated assets	$3,225.7	$3,302.6

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2010, we announced the closure of our flight operations. As a result, we recorded a $3.1 million impairment charge in selling, general and administrative (“SG&A”) expense for corporate aircraft. The fair values were determined by management estimates of market prices based on observable market data. This data includes recent sales of similar equipment and historical appraisal information (considered Level 3 inputs in the fair value hierarchy as described in Note 12).
During the first quarter of 2010, we also announced that one of our European metal ceilings manufacturing facilities will be shutdown in the second quarter of 2010, which prompted us to perform an impairment test for this asset group. The carrying amount of the tangible assets were determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.
NOTE 3. ACQUISITIONS
As of December 31, 2009, we owned 80% of our Shanghai ceiling operations. During the first quarter of 2010, we completed the acquisition of the remaining 20% with additional cash payments of $7.8 million. We recorded the difference between the purchase price and the net book value of the net equity acquired within capital in excess of par value.
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31,	December 31,
	2010	2009
Customer receivables	$313.7	$269.3
Customer notes	2.3	2.5
Miscellaneous receivables	7.3	5.6
Less allowance for discounts and losses	(45.8)	(48.3)

Accounts and notes receivable, net	$277.5	$229.1

The increase in accounts and notes receivable, net is primarily due to higher sales in March 2010 than in December 2009.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 5. INVENTORIES

	March 31,	December 31,
	2010	2009
Finished goods	$287.2	$281.0
Goods in process	32.1	36.2
Raw materials and supplies	112.0	134.4
Less LIFO and other reserves	(9.6)	(6.6)

Total inventories, net	$421.7	$445.0

NOTE 6. OTHER CURRENT ASSETS

	March 31,	December 31,
	2010	2009
Prepaid expenses	$28.9	$36.0
Fair value of derivative assets	0.6	0.2
Receivable related to sale of facility	9.2	—
Assets held for sale	7.3	7.8
Other	16.6	11.2

Total other current assets	$62.6	$55.2

During the first quarter of 2010 we announced the closure of one of our European metal ceilings manufacturing facilities (see Note 2). The land and buildings at the facility were sold on March 31, 2010 for approximately $9.2 million. The proceeds were received on April 1, 2010.
NOTE 7. EQUITY INVESTMENT
Investment in joint venture of $194.7 million at March 31, 2010 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11 in 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 10 “Equity Investments” in our 2009 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended
	March 31,
	2010	2009
Net sales	$77.2	$75.3
Gross profit	32.9	23.9
Net earnings	25.2	16.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of March 31, 2010 and December 31, 2009.

		March 31, 2010		December 31, 2009
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.0	$29.9	$171.0	$27.7
Developed technology	15 years	80.9	18.8	80.9	17.5
Other	Various	11.5	0.6	10.8	0.5

Total		$263.4	$49.3	$262.7	$45.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	375.8		375.8

Total other intangible assets		$639.2		$638.5

	Three months ended
	March 31,
	2010	2009
Amortization expense	$3.6	$3.6

NOTE 9. SEVERANCES AND RELATED COSTS
In the first quarter of 2010, we recorded $11.2 million in SG&A expense for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment is expected to be made in the third quarter of 2010.
During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant. We recorded $2.8 million of severance and related expenses for approximately 425 employees impacted by these actions. The charges were recorded in cost of goods sold.
In the first quarter of 2009, we recorded $8.9 million of severance and related expenses to reflect the separation costs for approximately 800 employees. The charges were recorded in SG&A ($4.5 million) and cost of goods sold ($4.4 million).

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 10. INCOME TAX EXPENSE
During March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). The federal government currently provides a subsidy, on a tax-free basis, to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”). The Act reduces the tax deductibility of retiree health costs to the extent of any Medicare Part D subsidy received beginning in 2013. As a result of this change in tax treatment, we recorded a non-cash income tax charge of $21.6 million in the first quarter of 2010. We also recorded a decrease of $16.1 million to non-current deferred tax assets and accumulated other comprehensive income that was related to an adjustment to the non-subsidized portion of our postretirement benefit liabilities. These items, together with decreases in other deferred income tax assets, resulted in a reduction to non-current deferred tax assets of $42 million during the quarter.
Income tax expense for 2010 and 2009 was negatively affected by additional valuation allowances on foreign deferred income tax assets. Income tax expense for 2009 was also negatively affected by interest expense on uncertain tax positions.
We do not expect to record any material changes during 2010 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2009.
NOTE 11. PENSIONS AND OTHER BENEFIT PROGRAMS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2010	2009
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.1	$4.5
Interest cost on projected benefit obligation	24.1	24.0
Expected return on plan assets	(41.8)	(42.8)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial loss	1.1	—

Net periodic pension (credit)	$(12.0)	$(13.8)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.6	$0.5
Interest cost on projected benefit obligation	3.7	4.1
Amortization of net actuarial gain	(1.6)	(1.1)

Net periodic postretirement benefit cost	$2.7	$3.5

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$1.4	$1.2
Interest cost on projected benefit obligation	4.6	4.6
Expected return on plan assets	(3.4)	(3.0)
Amortization of net actuarial loss (gain)	0.1	(0.3)

Net periodic pension cost	$2.7	$2.5

We previously disclosed in our consolidated financial statements for the year ended December 31, 2009 that we expected to contribute $17.6 million to our non-U.S. defined benefit pension plans in 2010. As of March 31, 2010, $9.9 million of contributions have been made. We presently estimate that we will need to contribute an additional $13.2 million to fund our non-U.S. defined benefit pension plans in 2010 for a total of $23.1 million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 12. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Assets/(liabilities):
Money market investments	$230.5	$230.5	$250.1	$250.1

Total debt, including current portion	(466.9)	(458.6)	(472.5)	(462.1)
Foreign currency contract obligations	(4.8)	(4.8)	(4.1)	(4.1)
Natural gas contracts	(7.2)	(7.2)	(4.6)	(4.6)
The carrying amounts of cash and cash equivalents (which consists primarily of money market investments totaling $230.5 million and bank deposits totaling $295.0 million at March 31, 2010, receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated by obtaining quotes from major financial institutions with verification using internal valuation models. For swap transactions, fair value is verified using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is verified using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2010		December 31, 2009
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(liabilities):
Money market investments	$230.5	—	$250.1	—
Foreign currency contract obligations	(4.8)	—	(4.1)	—
Natural gas contracts	—	$(7.2)	—	$(4.6)
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
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of March 31, 2010, we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At March 31, 2010 and December 31, 2009 the notional amount of these hedges was 5.0 Million and 4.6 Million British Thermal Units (“MMBTU’s”), respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the first quarter of 2010 and 2009. The contracts are based on forecasted usage of natural gas measured in MMBTU’s.
In June 2009, we de-designated several monthly natural gas hedge contracts maturing in 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that were significantly lower than originally forecasted when the hedges were entered. We discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which have been designated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge have been recognized in cost of goods sold. The earnings impact related to the over hedged portion of these hedges was not material for the three months ended March 31, 2010.
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. At March 31, 2010, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of products to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly generally up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $145.4 million and $86.7 million at March 31, 2010 and December 31, 2009, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the first quarter of 2010 and 2009.
Intercompany Loan Hedges — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended. The notional amount of these hedges was $25.1 million and $8.3 million at March 31, 2010 and December 31, 2009, respectively.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and March 31, 2009.

	Asset Derivatives
		Fair Value	Fair Value
	Balance Sheet	March 31,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments
Foreign exchange contracts — purchases and sales	Other current assets	$0.2	$0.2

Total derivatives designated as hedging instruments		$0.2	$0.2

Derivatives not designated as hedging instruments
Foreign exchange contracts — intercompany loans	Other current assets	$0.3	$0.1

Total derivatives not designated as hedging instruments		$0.3	$0.1

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	March 31,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$6.5	$3.6
Natural gas commodity contracts	Other long-term liabilities	0.6	0.2
Foreign exchange contracts — purchases and sales	Accounts payable and accrued expenses	5.0	4.3

Total derivatives designated as hedging instruments		$12.1	$8.1

Derivatives not designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$0.1	$0.8
Foreign exchange contracts — intercompany loans	Accounts payable and accrued expenses	0.3	0.1

Total derivative liabilities not designated as hedging instruments		$0.4	$0.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (“OCI”)
	(Effective Portion)
	For the Three	For the Three
	Months Ended	Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2010	March 31, 2009
Natural gas commodity contracts	$(7.0)	$(17.8)
Foreign exchange contracts — purchases and sales	(4.8)	3.7
Interest rate swap contracts	—	(0.1)

Total	$(11.8)	$(14.2)

		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)(a)
		For the Three	For the Three
		Months Ended	Months Ended
Derivatives in Cash Flow Hedging Relationships	Location	March 31, 2010	March 31, 2009
Natural gas commodity contracts	Cost of goods sold	$(3.6)	$(4.5)
Foreign exchange contracts — purchases and sales	Cost of goods sold	(1.2)	0.2

Total		$(4.8)	$(4.3)

(a)	As of March 31, 2010 the amount of existing gains/ (losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(11.2) million.

Location of Gain (Loss)
Recognized in Income on
Derivative
Derivatives in Cash Flow Hedging Relationships	(Ineffective Portion) (a)
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts — purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships represents $(0.3) million and $(0.7) million for the three months ended March 31, 2010 and March 31, 2009, respectively. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was immaterial for the first quarter of 2010 and 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 14. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2010 and 2009:

	2010	2009
Balance at January 1	$14.1	$16.3
Reductions for payments	(4.6)	(5.4)
Current year warranty accruals	5.1	5.6
Preexisting warranty accrual changes	(0.1)	—
Effects of foreign exchange translation	(0.2)	(0.3)

Balance at March 31	$14.3	$16.2

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2010	2009
Interest paid	$2.1	$2.9
Income taxes paid, net	$3.8	$2.9
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
Environmental Remediation
Summary
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at three off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at three domestic and four foreign current or former plant sites. In a few cases, we are one of several potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In those cases, we have agreed to jointly fund that required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
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
Specific Events
AWI is subject to an order of the Oregon Department of Environmental Quality (“ODEQ”) to investigate and remediate hazardous substances present at its St. Helens, Oregon facility which was previously owned by Kaiser Gypsum Company, Inc. (“Kaiser”) and then Owens Corning Fiberglas Corp. (“OC”). Costs and responsibilities for the remedial investigation and remedy design are being shared with Kaiser pursuant to an agreement between AWI and Kaiser. Contributions to these costs are also being made available by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property.
ODEQ subsequently approached the parties to perform investigations in Scappoose Bay adjacent to the St. Helens, Oregon facility. AWI has denied liability for any contamination in Scappoose Bay. However, Kaiser entered into an agreement with ODEQ to conduct a limited investigation in the Bay, and AWI and OC cooperated with Kaiser and provided a portion of the funding for the investigation, without waiving any defenses to liability. AWI continues to deny all liability for any contamination of the adjacent bay. In January 2010, ODEQ requested EPA evaluation of the site, which could lead to listing on the federal National Priorities List. We are not currently able to estimate with reasonable certainty any amounts we may incur with respect to the Bay, although it is possible that such amounts may be material.
Summary of Financial Position
Liabilities of $6.0 million and $6.3 million at March 31, 2010 and December 31, 2009, respectively, were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at March 31, 2010 and December 31, 2009.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
CUSTOMS LITIGATION
Beginning in 2002, we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of the our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provides that we will receive a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We are seeking refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We began receiving refunds in March 2010, in an amount less than $0.1 million. We estimate that ultimately we could receive refunds between $5 million and $10 million, although the timing of receipt is dependent on the individual Customs port’s processing times. We have not recorded a receivable related to this potential gain.
DIVESTITURE DISPUTE
In 2007 we sold Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert for a binding determination. In December 2008 a decision was reached with all disputed items awarded in our favor. Full payment of $8.0 million was received in January 2009. The purchaser filed an appeal to nullify the independent expert’s decision. An appeal hearing has been set in May 2010. We expect to prevail in this matter.
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
NOTE 17. EARNINGS PER SHARE
The diluted loss per share is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Due to our net loss position, unvested restricted shares (participating securities) were excluded from the calculation of both basic and diluted earnings per share. Earnings per share components may not add due to rounding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of March 31, 2010, the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2010 and 2009, and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 3, 2010

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of March 31, 2010 we operated 36 manufacturing plants in nine countries, including 22 plants located throughout the U.S. During the first quarter of 2010 we announced that one of our European metal ceilings manufacturing facilities will be shutdown in the second quarter of 2010.
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
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the first quarter of 2010, these markets experienced the following:
•	According to the U.S. Census Bureau, in the first quarter of 2010 housing starts in the U.S. residential market rose 17% compared to the first quarter of 2009 to 0.62 million units. Housing completions in the U.S. declined 18% year over year in the first quarter of 2010 with approximately 0.67 million units completed. The National Association of Realtors indicated that sales of existing homes increased 11% year over year to 5.15 million units in the first quarter of 2010.
According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) decreased 3% year-over-year in the first quarter of 2010.
•	According to the U.S. Census Bureau the rate of decline in the North American key commercial market, in nominal dollar terms, was 22% in the first quarter of 2010. Construction activity in the office, healthcare, retail and education segments decreased 30%, 13%, 35% and 12%, respectively, in the first quarter of 2010, with the rate of growth in all segments being down from the first quarter of 2009 rates.
•	Markets in Western European countries generally experienced continued declines, while Eastern European markets returned to growth.
•	Pacific Rim markets generally experienced growth.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions decreased our first quarter of 2010 total consolidated net sales by approximately $10 million compared to the first quarter of 2009.
During the first quarter of 2010 we announced the following pricing actions:
•	Resilient Flooring announced a domestic price increase effective June.
•	Wood Flooring announced a price increase effective March.
•	Building Products announced price increases in the Americas for ceiling tile effective February, and for grid effective May.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes did not materially impact consolidated net sales in the first quarter of 2010 compared to the first quarter of 2009.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and SG&A expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2010 these input costs were approximately the same as those in 2009.
Our management team is committed to augmenting margin expansion through further cost elimination over the next three years. Through the aggressive adoption of LEAN practices and projects to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. As indicated in our discussion of risk factors, errors in planning or execution, as well as inflation and other exogenous events, can cause unplanned costs or adversely affect operating costs.
Employees
As of March 31, 2010, we had approximately 10,600 full-time and part-time employees worldwide. This compares to approximately 10,800 employees as of December 31, 2009.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
RESULTS OF OPERATIONS
Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings before income taxes.
2010 COMPARED TO 2009

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Change is Favorable/
	2010	2009	(Unfavorable)
Net Sales:
Americas	$471.2	$488.5	(3.5)%
Europe	148.7	148.1	0.4%
Pacific Rim	39.0	31.7	23.0%

Total Consolidated Net Sales	$658.9	$668.3	(1.4)%
Operating Income	$13.4	$1.1	Favorable
Consolidated net sales decreased as significant volume declines and a modest decrease in price realization (described previously in “Pricing Initiatives”) more than offset favorable foreign exchange of $18.7 million.
Net sales in the Americas decreased approximately 4% as volume declined in all segments.
Net sales in the European markets were flat. Declines in Building Products price and product mix and in Resilient Flooring sales volume and product mix were offset by favorable foreign exchange of $8.8 million.
Net sales in the Pacific Rim increased approximately 23% primarily due to favorable foreign exchange of $5.1 million. In addition, product mix and volume both improved.
Cost of goods sold in 2010 was 77.9% of net sales, compared to 80.3% in 2009. The percentage decrease was primarily the result of lower manufacturing costs.
Selling, general and administrative (“SG&A”) expenses in 2010 were $143.5 million, or 21.8% of net sales, compared to $137.2 million, or 20.5% of net sales, in 2009. The increase in absolute expense and expenses as a percent of net sales was due to $11.2 million of separation costs for our former Chairman and Chief Executive Officer and a $3.1 million asset impairment charge related to the termination of our flight operations.
Equity earnings from our WAVE joint venture were $11.1 million in 2010, as compared to $6.9 million in 2009. See Note 7 for further information.
Interest expense was $3.9 million in 2010 compared to $4.5 million in 2009, primarily due to lower interest rates.
Income tax expense for the first quarter of 2010 was $29.6 million on pre-tax income of $10.2 million. Income tax expense for the first quarter of 2009 was $8.8 million on pre-tax loss of $2.4 million. Income tax expense for the first quarter of 2010 was negatively affected by $21.6 million as a result of a deferred income tax charge related to the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010. Income tax expense for both periods was negatively affected by additional valuation allowances on foreign deferred income tax assets. Income tax expense for 2009 was also negatively affected by interest expense on uncertain tax positions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
REPORTABLE SEGMENT RESULTS

Resilient Flooring

	Three Months Ended March 31,		Change is Favorable/
	2010	2009	(Unfavorable)
Net Sales:
Americas	$150.8	$163.9	(8.0)%
Europe	65.8	65.3	0.8%
Pacific Rim	16.0	12.0	33.3%

Total Segment Net Sales	$232.6	$241.2	(3.6)%
Operating (Loss)	$(5.2)	$(12.9)	59.7%
Net sales in the Americas decreased due to volume declines on continued weakness in residential and commercial markets. Modest product mix improvement offset lower price realization.
Net sales in the European markets were flat as foreign exchange benefits of $3.9 million offset lower volume and unfavorable product mix.
Net sales in the Pacific Rim increased due to foreign exchange benefits of $2.4 million, favorable product mix and higher volume.
The year over year operating loss comparison benefitted from reduced manufacturing and SG&A expenses, the margin impact of improved product mix and $2.2 million of cost reduction investments in 2009 that were not repeated in 2010. These positive factors were partially offset by the margin impact of lower volume, raw material inflation and reduced price realization. Operating loss included European Resilient Flooring losses of $7.1 million for 2010 and $14.9 million for 2009.
Wood Flooring

	Three Months Ended March 31,
	2010	2009	Change is Favorable
Total Segment Net Sales	$124.3	$121.8	2.1%
Operating (Loss)	$(1.6)	$(7.8)	79.5%
Net sales increased $2.5 million due to improved product mix slightly offset by modestly lower volume and price realization.
Operating loss decreased primarily due to reduced manufacturing expense and the margin benefit from increased sales, partially offset by raw material inflation and increased promotional spending.
Building Products

	Three Months Ended March 31,		Change is Favorable/
	2010	2009	(Unfavorable)
Net Sales:
Americas	$162.0	$164.4	(1.5)%
Europe	82.9	82.8	0.1%
Pacific Rim	23.0	19.7	16.8%

Total Segment Net Sales	$267.9	$266.9	0.4%
Operating Income	$42.7	$31.8	34.3%
Net sales in the Americas decreased due equally to volume declines and reduced price realization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Net sales in Europe were approximately flat as less profitable product mix and lower price realization were offset by $4.9 million of foreign exchange benefit.
Net sales in the Pacific Rim increased on $2.7 million of foreign exchange benefit and modestly higher sales volume.
Operating income increased $10.9 million as reduced manufacturing expenses, higher earnings from WAVE and lower European input costs were more than offset by the margin impact of lower sales in local currency.
Cabinets

	Three Months Ended March 31,		Change is Favorable/
	2010	2009	(Unfavorable)
Total Segment Net Sales	$34.1	$38.4	(11.2)%
Operating (Loss)	$(3.9)	$(4.5)	13.3%
Net sales decreased due to lower volume driven by continued declines in residential housing markets.
Operating loss decreased primarily due to reduced SG&A expenses, partially offset by the margin impact of lower sales.
Unallocated Corporate

Unallocated corporate expense of $18.6 million in the first quarter of 2010 increased from $5.5 million in the prior year. 2010 included $11.2 million of severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer and a $3.1 million asset impairment charge related to the termination of our flight operations. 2009 included $3.4 million of employee separation costs, partially offset by a reduction of our stock —based compensation expense of $1.6 million related to stock grants that were forfeited by employees.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
Operating activities in the first quarter of 2010 used $28.0 million of cash. This was primarily due to an increase in accounts receivable of $52.7 million (because March 2010 sales were greater than December 2009 sales) partially offset by lower inventory in all business units totaling $16.6 million. Operating activities in the first quarter of 2009 used $40.6 million of cash. This was primarily due to an increase in accounts receivable of $54.5 million (because March 2009 sales were greater than December 2008 sales) partially offset by lower inventory in all business units totaling $26.4 million.
Net cash used by investing activities was $1.6 million for the first quarter of 2010. This was primarily due to capital expenditures of $13.0 million partially offset by a distribution from WAVE of $11.0 million. Net cash provided by investing activities was $3.4 million for the first quarter of 2009. This was primarily due to the receipt of the remaining proceeds from the divestiture of the European Textile and Sports Flooring business of $8.0 million and a distribution from WAVE of $13.5 million, partially offset by capital expenditures of $19.5 million.
Net cash used for financing activities was $13.4 million for the first quarter of 2010, compared to $2.4 million used during the first quarter of 2009. The change was primarily due to the purchase of the 20% non-controlling interest in our Shanghai ceilings operations for $7.8 million and higher payments of long-term debt in the first quarter of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in October 2011), and a $500 million Term Loan B (due in 2013). There were no outstanding borrowings under the revolving credit facility, but $41.8 million in letters of credit were outstanding as of March 31, 2010 and, as a result, availability under the revolving credit facility was $258.2 million.
Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of March 31, 2010, we had $525.5 million of cash and cash equivalents, $307.7 million in the U.S. and $217.8 million in various foreign jurisdictions.
Our credit facility contains three financial covenants. One, that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility. Two, minimum Interest Coverage of 3.00 to 1.00; and three maximum ratio of Indebtedness to EBITDA of 3.75 to 1.00. Please refer to the credit facility incorporated in our 2009 Form 10-K as Exhibits 10.7 and 10.8. As of March 31, 2010 our domestic liquidity was $565.9 million. As of March 31, 2010 our consolidated interest coverage ratio was 16.0 to 1.00 and our indebtedness to EBITDA was 1.7 to 1.00. Management believes that based on current financial projections the likelihood of default under these covenants is unlikely. As of March 31, 2010, fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
No mandatory prepayments are required under the senior credit facility unless (a) our Indebtedness to EBITDA ratio is greater than 2.50 to 1.00, or (b) debt ratings from S&P is lower than BB (stable), or (c) debt ratings from Moody’s is lower than Ba2 (stable). If required, the prepayment amount would be 50% of Consolidated Excess Cash Flow. Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB (stable) and from Moody’s is Ba2 (stable).
As of March 31, 2010, our foreign subsidiaries had available lines of credit totaling $25.8 million, of which $2.3 million was used and $2.0 million was available only for letters of credit and guarantees, leaving $21.5 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
Our Board of Directors has approved the construction of a mineral wool plant to supply our U.S. Building Products plants and a China flooring plant. Total spending of approximately $80 million will be incurred over several years, with most of the spending occurring in 2011 and 2012.
We believe that cash on hand and generated from operations, together with lines of credit and the availability under the $300 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations and for scheduled payments of debt obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of the end of the period covered by this report, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2009 Form 10-K.

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

No. 10.6
Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation is incorporated by reference from the Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.8.*

No. 10.7
Credit Agreement, dated as of October 2, 2006, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., as Administrative Agent, the other lenders party thereto, JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as Co-Syndication Agents and LaSalle Bank National Association and the Bank of Nova Scotia, as Co-Documentation Agents, is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.7.

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

Exhibit No.	Description

Agents, is is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.8.

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

No. 10.14
Form of 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.15
Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.8. A Schedule of Participating Officers and Directors is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.15. *

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

Exhibit No.	Description

No. 10.20
Form of grant letter used in connection with the equity grant of stock options and performance restricted shares under the 2006 Long-Term Incentive Plan to Michael D. Lockhart is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.34.*

No. 10.21
Form of grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35.*

No. 10.22
Form of grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, wherein it appeared as Exhibit 10.37.*

No. 10.23	2008 Directors Stock Unit Plan, as amended December 8, 2008 is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.27. *

No. 10.24
Form of Service Commencement Award to each of James C. Melville and Edward E. Steiner is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.26. *

No. 10.25
Form of 2009 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.27. *

No. 10.26
Schedule of Participating Directors to the 2009 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.28. *

No. 10.27
Form of Change in Control Agreement with Michael D. Lockhart is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, wherein it appeared as Exhibit 10.39. *

No. 10.28
Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.32. A Schedule of Participating Officers and Directors is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.28. *

No. 10.29
Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 3 to the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter with the SEC on August 11, 2009).

No. 10.30
Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by Armstrong World Industries, Inc. with the SEC on September 15, 2009).

No. 10.31	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K dated January 8, 2010, wherein it appeared as Exhibit 99.2. *

No. 10.32	Letter to Frank J. Ready dated January 8, 2010 is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.32. *

Exhibit No.	Description

No. 10.33
Form of grant letter used in connection with the equity grant of stock options under the 2006 Long-Term Incentive Plan to Thomas B. Mangas is incorporated by reference from the Current Report on Form 8-K dated April 1, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.34
Form of grant letter used in connection with the equity grant of stock options under the 2006 Long-Term Incentive Plan to Messrs. McNamara, Nickel and Ready incorporated by reference from the Current Report on Form 8-K dated April 1, 2010, wherein it appeared as Exhibit 10.2. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Principal Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.
By:	/s/ Thomas B. Mangas
Thomas B. Mangas, Senior Vice President and
Chief Financial Officer

By:	/s/ Jeffrey D. Nickel
Jeffrey D. Nickel, Senior Vice President,
General Counsel and Corporate Secretary

By:	/s/ Stephen F. McNamara
Stephen F. McNamara, Vice President and
Controller (Principal Accounting Officer)
Date: May 3, 2010

EXHIBIT INDEX

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Principal Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).