Form 10-Q
period 2010-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2010-08-06
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 30, 2010 – 57,678,931.

SECTION	PAGES

Uncertainties Affecting Forward-Looking Statements	3-5

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	6-26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38-41

Signatures	42

EX-10.5
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
Net sales	$724.8	$705.7	$1,383.7	$1,374.0
Cost of goods sold	554.4	541.7	1,067.5	1,078.6

Gross profit	170.4	164.0	316.2	295.4

Selling, general and administrative expenses	131.8	127.3	275.3	264.5
Equity earnings from joint venture	(14.3)	(10.4)	(25.4)	(17.3)

Operating income	52.9	47.1	66.3	48.2

Interest expense	4.0	4.5	7.9	9.0
Other non-operating expense	0.3	0.2	0.3	0.3
Other non-operating (income)	(0.8)	(0.6)	(1.5)	(1.7)

Earnings before income taxes	49.4	43.0	59.6	40.6

Income tax expense	22.6	14.7	52.2	23.5

Net earnings	$26.8	$28.3	$7.4	$17.1

Earnings per share of common stock
Basic	$0.47	$0.50	$0.13	$0.30
Diluted	$0.46	$0.50	$0.13	$0.30

Average number of common shares outstanding:
Basic	57.6	56.5	57.6	56.5
Diluted	58.1	56.5	58.1	56.5
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$599.9	$569.5
Accounts and notes receivable, net	280.6	229.1
Inventories, net	409.4	445.0
Deferred income taxes	11.5	16.3
Income tax receivable	25.9	16.5
Other current assets	45.9	55.2

Total current assets	1,373.2	1,331.6

Property, plant and equipment, less accumulated depreciation and amortization of $413.9 and $390.0, respectively	875.1	929.2

Prepaid pension costs	142.7	114.3
Investment in joint venture	196.0	194.6
Intangible assets, net	586.6	592.8
Deferred income taxes	0.6	58.2
Other noncurrent assets	82.1	81.9

Total assets	$3,256.3	$3,302.6

Liabilities and Equity
Current liabilities:
Short-term debt	$1.1	$0.1
Current installments of long-term debt	41.1	40.0
Accounts payable and accrued expenses	353.0	311.0
Income tax payable	4.5	3.1
Deferred income taxes	3.4	3.1

Total current liabilities	403.1	357.3

Long-term debt, less current installments	416.3	432.5
Postretirement and postemployment benefit liabilities	286.1	306.0
Pension benefit liabilities	190.8	223.5
Other long-term liabilities	53.4	58.0
Income taxes payable	9.0	9.2
Deferred income taxes	15.5	8.2

Total noncurrent liabilities	971.1	1,037.4

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,678,931 shares in 2010 and 57,433,503 shares in 2009	0.6	0.6
Capital in excess of par value	2,052.7	2,052.1
Retained earnings	151.8	144.4
Accumulated other comprehensive (loss)	(323.0)	(297.8)

Total shareholders’ equity	1,882.1	1,899.3

Non-controlling interest	—	8.6

Total equity	1,882.1	1,907.9

Total liabilities and equity	$3,256.3	$3,302.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts in millions)
Unaudited

	Six Months Ended June 30, 2010
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.6				$8.6
Non-controlling interest purchase	(8.6)				(8.6)

Balance at June 30	—				—
Common stock:
Balance at beginning of year and June 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1		—
Stock-based employee compensation	4.1		4.1
Non-controlling interest purchase	(3.5)		(3.5)		—

Balance at June 30	$2,052.7		$2,052.7		—

Retained earnings:
Balance at beginning of year	$144.4		$144.4		—
Net earnings for period	7.4	$7.4	7.4	$7.4	—

Balance at June 30	$151.8		$151.8		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)		—
Foreign currency translation adjustments	(29.4)		(29.4)		—
Derivative gain, net	2.7		2.7		—
Non-controlling interest purchase	1.1		1.1
Pension and postretirement adjustments	0.4		0.4		—

Total other comprehensive (loss)	(25.2)	(25.2)	(25.2)	(25.2)	—	—

Balance at June 30	$(323.0)		$(323.0)		—

Comprehensive (loss)		$(17.8)		$(17.8)		—

Total equity	$1,882.1		$1,882.1		—

	Six Months Ended June 30, 2009
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.1				$8.1

Common stock:
Balance at beginning of year and June 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Stock-based employee compensation	5.1		5.1		—

Balance at June 30	$2,029.8		$2,029.8		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	17.3	$17.3	17.1	$17.1	$0.2	$0.2

Balance at June 30	$84.0		$83.8		$0.2

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	13.7		13.7		—
Derivative (loss), net	(2.4)		(2.4)		—
Pension and postretirement adjustments	(1.8)		(1.8)		—

Total other comprehensive income	9.5	9.5	9.5	9.5	—	—

Balance at June 30	$(339.3)		$(339.3)		—

Comprehensive income		$26.8		$26.6		$0.2

Total equity	$1,783.2		$1,774.9		$8.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 10.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$7.4	$17.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.4	74.2
Fixed asset impairment	8.2	—
Deferred income taxes	51.7	17.5
Stock-based compensation	1.5	4.9
Equity earnings from joint venture	(25.4)	(17.3)
U.S. pension credit	(25.4)	(29.1)
Changes in operating assets and liabilities:
Receivables	(62.9)	(53.5)
Inventories	19.8	58.9
Other current assets	—	3.1
Other noncurrent assets	(3.1)	(0.3)
Accounts payable and accrued expenses	54.4	(13.1)
Income taxes payable	(8.5)	(0.9)
Other long-term liabilities	(17.0)	(10.8)
Other, net	(0.9)	(0.3)

Net cash provided by operating activities	56.2	50.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(31.8)	(36.6)
Divestitures	—	8.0
Return of investment from joint venture	24.0	26.0
Proceeds from the sale of assets	10.5	—
Other, net	—	1.4

Net cash provided by (used for) investing activities	2.7	(1.2)

Cash flows from financing activities:
Increase in short-term debt, net	1.1	1.1
Issuance of long-term debt	4.4	2.5
Payments of long-term debt	(19.5)	(12.3)
Proceeds from exercised stock options	3.6	—
Purchase of non-controlling interest	(7.8)	—

Net cash (used for) financing activities	(18.2)	(8.7)

Effect of exchange rate changes on cash and cash equivalents	(10.3)	7.3

Net increase in cash and cash equivalents	30.4	47.8
Cash and cash equivalents at beginning of year	569.5	355.0

Cash and cash equivalents at end of period	$599.9	$402.8

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
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2009, except as noted below. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.
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
Operating results for the second quarter and first six months of 2010 and the corresponding periods of 2009 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales to external customers	2010	2009	2010	2009
Resilient Flooring	$276.0	$270.3	$508.6	$511.5
Wood Flooring	127.2	127.8	251.5	249.6
Building Products	284.4	268.7	552.3	535.6
Cabinets	37.2	38.9	71.3	77.3

Total net sales to external customers	$724.8	$705.7	$1,383.7	$1,374.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment operating income (loss)	2010	2009	2010	2009
Resilient Flooring	$10.0	$7.5	$4.8	$(5.4)
Wood Flooring	1.1	0.9	(0.5)	(6.9)
Building Products	53.0	43.1	95.7	74.9
Cabinets	(0.4)	(2.5)	(4.3)	(7.0)
Unallocated Corporate (expense)	(10.8)	(1.9)	(29.4)	(7.4)

Total consolidated operating income	$52.9	$47.1	$66.3	$48.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total consolidated operating income	$52.9	$47.1	$66.3	$48.2
Interest expense	4.0	4.5	7.9	9.0
Other non-operating expense	0.3	0.2	0.3	0.3
Other non-operating income	(0.8)	(0.6)	(1.5)	(1.7)

Earnings before income taxes	$49.4	$43.0	$59.6	$40.6

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

Segment assets	June 30, 2010	December 31, 2009
Resilient Flooring	$636.2	$645.2
Wood Flooring	382.8	410.3
Building Products	942.4	966.0
Cabinets	56.4	53.2

Total segment assets	2,017.8	2,074.7
Assets not assigned to segments	1,238.5	1,227.9

Total consolidated assets	$3,256.3	$3,302.6

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2010, management decided to exit our corporate flight operations. As a result, we recorded a $3.1 million impairment charge in selling, general and administrative (“SG&A”) expense for corporate aircraft in the first quarter of 2010. The fair values were determined by management estimates of market prices based upon information available at that time. This data included recent sales of similar equipment and historical appraisal information (considered Level 3 inputs in the fair value hierarchy as described in Note 13).
During the second quarter of 2010 we received additional information regarding the estimated fair value for our flight operations assets. As a result we recorded an additional $3.0 million impairment charge in SG&A expense in the second quarter of 2010. The fair values were determined by management estimates and an independent valuation. The valuation information included recent sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets.
We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 in SG&A expense for a European Resilient Flooring warehouse facility due to the recent decline in the commercial property sector. This asset was also transferred from an asset held for sale to property, plant and equipment. Due to market conditions it is not probable that a sale of the property will occur within twelve months. The fair values were determined by management estimates of market prices. This data included recent sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy).
During the first quarter of 2010, we also announced that one of our European metal ceilings manufacturing facilities would be shutdown in the second quarter of 2010, which prompted us to perform an impairment test for this asset group. The carrying amount of the tangible assets were determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2010	December 31, 2009
Customer receivables	$315.1	$269.3
Customer notes	1.9	2.5
Miscellaneous receivables	6.7	5.6
Less allowance for discounts and losses	(43.1)	(48.3)

Accounts and notes receivable, net	$280.6	$229.1

The increase in accounts and notes receivable, net is primarily due to higher sales in June 2010 than in December 2009.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 5. INVENTORIES

	June 30, 2010	December 31, 2009
Finished goods	$284.7	$281.0
Goods in process	31.8	36.2
Raw materials and supplies	106.8	134.4
Less LIFO and other reserves	(13.9)	(6.6)

Total inventories, net	$409.4	$445.0

NOTE 6. OTHER CURRENT ASSETS

	June 30, 2010	December 31, 2009
Prepaid expenses	$27.4	$36.0
Fair value of derivative assets	3.3	0.2
Assets held for sale	—	7.8
Other	15.2	11.2

Total other current assets	$45.9	$55.2

During the second quarter of 2010 we reclassified certain property from asset held for sale to property, plant and equipment. Due to market conditions it is not probable that a sale of the property will occur within twelve months.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 7. EQUITY INVESTMENT
Investment in joint venture of $196.0 million at June 30, 2010 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11 in 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 10 “Equity Investments” in our 2009 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$92.2	$81.3	$169.4	$156.6
Gross profit	39.5	31.2	72.4	55.1
Net earnings	31.6	24.2	56.8	41.1
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of June 30, 2010 and December 31, 2009.

		June 30, 2010		December 31, 2009
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.0	$32.0	$171.0	$27.7
Developed technology	15 years	80.9	20.2	80.9	17.5
Other	Various	11.6	0.6	10.8	0.5

Total		$263.5	$52.8	$262.7	$45.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	375.9		375.8

Total other intangible assets		$639.4		$638.5

	Six months ended June 30,
	2010	2009
Amortization expense	$7.1	$7.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2010	December 31, 2009
Payables, trade and other	$196.2	$159.6
Employment costs	112.8	107.2
Other	44.0	44.2

Total accounts payable and accrued expenses	$353.0	$311.0

NOTE 10. SEVERANCES AND RELATED COSTS
In the second quarter of 2010, we recorded $4.1 million of severance and related expenses for employees impacted by the closure of a European metal ceilings manufacturing facility and by the elimination of 75 other manufacturing and SG&A positions around the world.
In the first quarter of 2010, we recorded $11.2 million in SG&A expense for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment is expected to be made in the third quarter of 2010.
During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant. We recorded $2.8 million of severance and related expenses in the first quarter for approximately 425 employees impacted by these actions. The charges were recorded in cost of goods sold.
In the first quarter of 2009, we recorded $8.9 million of severance and related expenses to reflect the separation costs for approximately 800 employees. The charges were recorded in SG&A ($4.5 million) and cost of goods sold ($4.4 million).
NOTE 11. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings before income taxes	$49.4	$43.0	$59.6	$40.6
Income tax expense	22.6	14.7	52.2	23.5
Effective tax rate	45.7%	34.2%	87.6%	57.9%
The effective tax rate for the second quarter of 2010 was higher than the comparable period of 2009 due to the recognition of a previously unrecognized tax benefit in 2009.
The effective tax rate for the first six months of 2010 was higher than the first six months of 2009 due to the enactment of the healthcare reform legislation in March 2010 and the recognition of a previously unrecognized tax benefit in 2009, partially offset by a lower amount of unbenefitted foreign losses in 2010.
During March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). The federal government currently provides a partial subsidy, on a tax-free basis, to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”). The Act reduces the tax deductibility of retiree health costs to the extent of any Medicare Part D subsidy received beginning in 2013. As a result of this change in tax treatment, we recorded a non-cash income

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
tax charge of $21.6 million in the first quarter of 2010. We also recorded a decrease of $16.1 million to non-current deferred tax assets and accumulated other comprehensive income that was related to an adjustment to the non-subsidized portion of our postretirement benefit liabilities. These items, together with decreases in other deferred income tax assets, resulted in a reduction to non-current deferred tax assets of $57.6 million during the first six months of 2010.
We do not expect to record any material changes during 2010 to unrecognized tax benefits that were claimed on tax returns covering tax years which ended on or before December 31, 2009.
NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.1	$4.5	$8.2	$9.0
Interest cost on projected benefit obligation	24.1	24.0	48.2	48.0
Expected return on plan assets	(41.7)	(42.8)	(83.5)	(85.6)
Amortization of prior service cost	0.4	0.4	0.9	0.9
Amortization of net actuarial loss	1.0	—	2.1	—

Net periodic pension (credit)	$(12.1)	$(13.9)	$(24.1)	$(27.7)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.6	$0.4	$1.2	$0.9
Interest cost on projected benefit obligation	3.7	4.2	7.4	8.3
Amortization of net actuarial gain	(1.6)	(1.1)	(3.2)	(2.2)

Net periodic postretirement benefit cost	$2.7	$3.5	$5.4	$7.0

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$1.3	$1.2	$2.7	$2.4
Interest cost on projected benefit obligation	4.5	4.7	9.1	9.3
Expected return on plan assets	(3.3)	(3.2)	(6.7)	(6.2)
Amortization of net actuarial loss (gain)	0.1	(0.2)	0.2	(0.5)

Net periodic pension cost	$2.6	$2.5	$5.3	$5.0

We previously disclosed in our consolidated financial statements for the year ended December 31, 2009 that we expected to contribute $17.6 million to our non-U.S. defined benefit pension plans in 2010. As of June 30, 2010, $13.5 million of contributions have been made. We presently estimate that we will need to contribute an additional $8.7 million to fund our non-U.S. defined benefit pension plans in 2010 for a total of $22.2 million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 13. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Assets/(liabilities):
Money market investments	$294.6	$294.6	$250.1	$250.1
Total debt, including current portion	(458.5)	(446.3)	(472.5)	(462.1)
Foreign currency derivative contracts	0.2	0.2	(4.1)	(4.1)
Natural gas contracts	(4.5)	(4.5)	(4.6)	(4.6)
The carrying amounts of cash and cash equivalents of $599.9 million (which consists of money market investments totaling $294.6 million and bank deposits totaling $305.3 million at June 30, 2010), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated by using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is verified using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is verified using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2010		December 31, 2009
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(liabilities):
Money market investments	$294.6	—	$250.1	—
Foreign currency derivative contracts	0.2	—	(4.1)	—
Natural gas contracts	—	$(4.5)	—	$(4.6)
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge these exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, we formally designate and document our derivatives as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark-to-market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of June 30, 2010, we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At June 30, 2010 and December 31, 2009 the notional amount of these hedges was 3.2 million and 4.6 million British thermal units (“mmBtus”), respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the second quarter or first six months of 2010 and 2009. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.
In June 2009, we de-designated several monthly natural gas hedge contracts maturing in 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that were significantly lower than originally forecasted when we entered into the hedges. We discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which were designated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge have been recognized in cost of goods sold. The earnings impact related to the over hedged portion of these hedges was not material for the second quarter or first six months of 2010.
Currency Rate Risk –
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of June 30, 2010, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly generally up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $175.4 million and $86.7 million at June 30, 2010 and December 31, 2009, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the second quarter or first six months of 2010 and 2009.
Intercompany Loan Hedges — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended. The notional amount of these hedges was $34.8 million and $8.3 million at June 30, 2010 and December 31, 2009, respectively.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and June 30, 2009.

	Asset Derivatives
		Fair Value	Fair Value
	Balance Sheet	June 30,	December
	Location	2010	31, 2009
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2.1	$0.2

Total derivatives designated as hedging instruments		$2.1	$0.2

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.2	$0.1

Total derivatives not designated as hedging instruments		$1.2	$0.1

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	June 30,	December
	Location	2010	31, 2009
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$4.4	$3.6
Natural gas commodity contracts	Other long-term liabilities	0.1	0.2
Foreign exchange contracts	Accounts payable and accrued expenses	2.3	4.3

Total derivatives designated as hedging instruments		$6.8	$8.1

Derivatives not designated as hedging instruments

Natural gas commodity contracts	Accounts payable and accrued expenses	—	$0.8
Foreign exchange contracts	Accounts payable and accrued expenses	$0.8	0.1

Total derivative liabilities not designated as hedging instruments		$0.8	$0.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (“OCI”)
	(Effective Portion) (a)
	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009
Natural gas commodity contracts	$(4.4)	$(13.2)
Foreign exchange contracts	(0.2)	3.8
Interest rate swap contracts	—	(0.2)

Total	$(4.6)	$(9.6)

(a)	As of June 30, 2010 the amount of existing gains/(losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(5.2) million.

		Gain (Loss) Reclassified from Accumulated OCI into
		Income (Effective Portion)
		For the Three Months		For the Six Months Ended
		Ended June 30,		June 30,
Derivatives in Cash Flow Hedging Relationships	Location	2010	2009	2010	2009
Natural gas commodity contracts	Cost of goods sold	$(2.0)	$(5.0)	$(5.6)	$(9.5)
Foreign exchange contracts	Cost of goods sold	(1.8)	0.2	(3.0)	0.4

Total		$(3.8)	$(4.8)	$(8.6)	$(9.1)

Location of Gain (Loss)
Recognized in Income on
Derivative (Ineffective
Derivatives in Cash Flow Hedging Relationships	Portion) (a)
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships represents $0.1 million and $(0.2) million for the three and six months ended June 30, 2010 and $(0.1) million and $(0.8) million for the three and six months June 30, 2009, respectively. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was immaterial for the second quarter and first six months of 2010 and 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 15. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2010 and 2009:

	2010	2009
Balance at January 1	$14.1	$16.3
Reductions for payments	(8.9)	(10.2)
Current year warranty accruals	8.6	10.4
Preexisting warranty accrual changes	(0.2)	(0.2)
Effects of foreign exchange translation	(0.4)	(0.1)

Balance at June 30	$13.2	$16.2

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 16. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2010	2009
Interest paid	$4.4	$5.8
Income taxes paid, net	$9.0	$6.9
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
Environmental Remediation
Summary
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at three off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at three domestic and three foreign current or former plant sites. In a few cases, we are one of several potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In those cases, we have agreed to jointly fund that required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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
Specific Events
AWI is subject to an order of the Oregon Department of Environmental Quality (“ODEQ”) to investigate and remediate hazardous substances present at its St. Helens, Oregon facility, which was previously owned by Kaiser Gypsum Company, Inc. (“Kaiser”) and then Owens Corning Fiberglas Corp. (“OC”). Costs and responsibilities for the remedial investigation and remedy design are being shared with Kaiser pursuant to an agreement between AWI and Kaiser. Contributions to these costs are also being made available by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property. ODEQ subsequently approached the parties to perform investigations in Scappoose Bay (“the Bay”) adjacent to the St. Helens, Oregon facility. AWI has denied liability for any contamination in the Bay. In January 2010, ODEQ requested Environmental Protection Agency (“EPA”) evaluation of the site, which could lead to listing on the federal National Priorities List. Kaiser, AWI, and OC are currently in negotiations with ODEQ to address the requested investigations of the Bay. The parties are also discussing the appropriate allocation amongst themselves of future costs associated with the requested Bay investigations.
The federal EPA has informed AWI that later this year it will propose a portion of AWI’s facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill, adjacent to the AWI property, and portions of Rocky Creek (“Macon Site”) be added to the National Priorities List due to the presence of contaminants, most notably PCBs. AWI is negotiating with the EPA to investigate and remedy related contamination in a portion of the Macon Site.
AWI will incur field investigation, engineering, and legal costs associated with the St. Helens and Macon Sites. However, we are not currently able to estimate with reasonable certainty the amounts we may ultimately incur with respect to these Sites, although such amounts may be material.
Summary of Financial Position
Liabilities of $5.4 million and $6.3 million at June 30, 2010 and December 31, 2009, respectively, were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at June 30, 2010 and December 31, 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.
CUSTOMS LITIGATION
Beginning in 2002, we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provides that we will receive a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We are seeking refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We began receiving refunds in March 2010, and have received approximately $0.2 million through June 30, 2010. We estimate that ultimately we could receive refunds between $5 million and $10 million, although the timing of receipt is dependent on the individual Customs port’s processing times. We have not recorded a receivable related to this potential gain.
DIVESTITURE DISPUTE
In 2007 we sold Tapijtfabriek H. Desseaux N.V. and its subsidiaries — the principal operating companies in our European Textile and Sports Flooring business. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert for a binding determination. In December 2008 a decision was reached with all disputed items awarded in our favor. Full payment of $8.0 million was received in January 2009. The purchaser filed an appeal to nullify the independent expert’s decision. An appeal hearing was held in May 2010. The court ruled in our favor on all matters in this dispute in July 2010.
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
NOTE 18. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net earnings	$26.8	$28.3	$7.4	$17.1
Net earnings allocated to non-vested share awards	—	(0.3)	—	(0.2)

Net earnings attributable to common shares	$26.8	$28.0	$7.4	$16.9

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
millions of shares	June 30		June 30
	2010	2009	2010	2009
Basic shares outstanding	57.6	56.5	57.6	56.5
Dilutive effect of stock option awards	0.5	—	0.5	—

Diluted shares outstanding	58.1	56.5	58.1	56.5

NOTE 19. SUBSEQUENT EVENT
Pursuant to an employment agreement between Matthew J. Espe and the Company, Mr. Espe began to serve as Chief Executive Officer and President of the Company effective July 29, 2010 and member of the Board of Directors effective August 5, 2010.
In July 2010 we announced plans to close our Building Products manufacturing plant in Beaver Falls, Pennsylvania in 2011. We plan to service our customers’ ongoing requirements from our other U.S. facilities. This action will reduce employment by approximately 150 positions. Aggregate charges of approximately $25 million are expected to be recorded, with a portion starting in the third quarter of 2010 and continuing in future quarters into 2011. The charges will be primarily non-cash accelerated depreciation of equipment and buildings, as well as accruals for retirement and termination benefits. The charges will be recorded in cost of goods sold. Additionally, we expect to invest approximately $10 million, starting in 2010, in new equipment and buildings to accommodate transitioning manufacturing requirements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of June 30, 2010, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
August 6, 2010

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of June 30, 2010 we operated 35 manufacturing plants in nine countries, including 22 plants located throughout the U.S. In July 2010 we announced plans to close our Building Products manufacturing plant in Beaver Falls, Pennsylvania in 2011.
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
Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers. Our products are principally sold under the brand names Bruce®, Robbins®, Timberland®, Armstrong®, HomerWood® and Capella®.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of Company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers under the Armstrong® brand name. All our Cabinets sales are in the U.S.
We also report an Unallocated Corporate segment, which includes assets, liabilities, income and expenses that have not been allocated to the business units.
See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the second quarter of 2010, these markets experienced the following:
•	According to the U.S. Census Bureau, in the second quarter of 2010 housing starts in the U.S. residential market rose 12% compared to the second quarter of 2009 to 0.60 million units. Housing completions in the U.S. declined 5% year over year in the second quarter of 2010 with approximately 0.78 million units completed. The National Association of Realtors indicated that sales of existing homes increased 17% year over year to 5.6 million units in the second quarter of 2010.

According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) increased 7% year-over-year in the second quarter of 2010.

•	According to the U.S. Census Bureau the rate of decline in the North American key commercial market, in nominal dollar terms, was 29% in the second quarter of 2010 compared to the same period in 2009. Construction activity in the office, healthcare, retail and education segments declined 35%, 16%, 36% and 18%, respectively, in the second quarter of 2010 year over year.

•	Markets in Western European countries generally experienced continued weakness, while Eastern European markets grew.

•	Pacific Rim markets generally grew.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions reduced our second quarter total consolidated net sales by approximately $5 million and in the first six months of 2010 by approximately $15 million, when compared to the same periods of 2009.
Year-to-date we announced the following pricing actions:
•	Resilient Flooring announced a domestic price increase effective June.
•	Wood Flooring announced price increases effective March and June.
•	Building Products announced price increases for ceiling tile in the Americas and Europe effective February, for grid effective May and again for ceiling tile in the Americas effective August.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style and design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. We estimate mix changes did not materially affect consolidated net sales in the second quarter or first six months of 2010 when compared to the same periods of 2009.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first six months of 2010 these input costs decreased operating income by approximately $8 million and $7 million, respectively, when compared to the same periods of 2009.
Our management team is committed to augmenting margin expansion through further cost elimination. Through the aggressive adoption of LEAN practices and projects to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. In 2010, we have announced the closure of two Building Products plants and the idling of two Wood Products finished goods production facilities. We will continue to evaluate the efficiency of our manufacturing footprint in the U.S. and Europe. The charges associated with our cost reduction initiatives may include termination benefits, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. As indicated in our discussion of risk factors, errors in planning or execution, as well as inflation and other external events, can cause unplanned costs or adversely affect operating costs.
In July 2010 we announced plans to close our Building Products manufacturing plant in Beaver Falls, Pennsylvania in 2011. We plan to service our customers’ ongoing requirements from our other U.S. facilities. This action will reduce employment by approximately 150 positions. Aggregate charges of approximately $25 million are expected to be recorded, with a portion starting in the third quarter of 2010 and continuing in future quarters into 2011. The charges will be primarily non-cash accelerated depreciation of equipment and buildings, as well as accruals for retirement and termination benefits. The charges will be recorded in cost of goods sold. Additionally, we expect to invest approximately $10 million, starting in 2010, in new equipment and buildings to accommodate transitioning manufacturing requirements. Once completely implemented, these actions are expected to provide approximately $10 million in annual operating benefits.
Employees
As of June 30, 2010, we had approximately 10,200 full-time and part-time employees worldwide. This compares to approximately 10,800 employees as of December 31, 2009. The reduction is primarily due to the shutdown of finished goods production at two Wood Flooring plants.

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
2010 COMPARED TO 2009
CONSOLIDATED RESULTS

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended June 30
Net Sales:
Americas	$525.2	$519.3	1.1%
Europe	147.6	148.6	(0.7)%
Pacific Rim	52.0	37.8	37.6%

Total consolidated net sales	$724.8	$705.7	2.7%
Operating income	$52.9	$47.1	12.3%

Six months ended June 30
Net Sales:
Americas	$996.4	$1,007.8	(1.1)%
Europe	296.3	296.7	(0.1)%
Pacific Rim	91.0	69.5	30.9%

Total consolidated net sales	$1,383.7	$1,374.0	0.7%
Operating income	$66.3	$48.2	37.6%
Consolidated net sales increased nearly 3% in the second quarter due to increased international volume and favorable foreign exchange impact of $5.6 million. For the first six months, consolidated net sales increased slightly as a decrease in price realization (described previously in “Pricing Initiatives”) was more than offset by favorable foreign exchange impact of $24.3 million.
Net sales in the Americas increased approximately 1% in the second quarter as lower residential market volume was offset by favorable foreign exchange impact of $5.9 million and higher Building Products sales to commercial markets. Net sales in the Americas decreased approximately 1% in the first six months as decreased volumes more than offset favorable foreign exchange of $10.7 million and improved product mix.
Net sales in the European markets were flat for the second quarter and first six months of 2010. In both periods, Building Products volume growth was offset by less profitable mix in both Building Products and Resilient Flooring. In addition, results reflect unfavorable foreign exchange of $4.3 million for the second quarter and favorable foreign exchange of $4.6 million for the first six months.
Net sales in the Pacific Rim increased primarily due to volume growth in both periods and favorable foreign exchange of $4.0 million for the second quarter and $9.0 million for the first six months of 2010.
Cost of goods sold in the second quarter of 2010 was 76.5% of net sales, compared to 76.8% for the same period in 2009. Cost of goods sold in the first six months of 2010 was 77.1% of net sales, compared to 78.5% for the same period in 2009. The percentage decrease was primarily the result of reductions in manufacturing costs.
SG&A expenses in the second quarter of 2010 were $131.8 million, or 18.2% of net sales, and in the first six months of 2010 were $275.3, or 19.9% of net sales compared to $127.3 million, or 18.0% of net sales, and $264.5, or 19.3% of net sales for the corresponding periods in 2009. The increase in absolute expense and expenses as a percent of net sales was due to $11.2 million of separation costs for our

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
former Chairman and Chief Executive Officer recorded in the first quarter of 2010 and a $6.1 million asset impairment charge related to the termination of our flight operations, half of which was recorded in the first quarter of 2010 with the remainder recorded in the second quarter of 2010. We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 for a European warehouse facility due to the recent decline in the commercial property sector. These charges more than offset reductions in core SG&A expenses.
Equity earnings from our WAVE joint venture were $14.3 million for the second quarter of 2010 compared to $10.4 million in the second quarter of 2009, and $25.4 million for the first six months of 2010 compared to $17.3 million in first six months of 2009. See Note 7 for further information.
Interest expense was $4.0 million for the second quarter of 2010 compared to $4.5 million in the second quarter of 2009. Interest expense was $7.9 in the first six months of 2010 compared to $9.0 million in first six months of 2009, primarily due to lower interest rates in 2010.
Income tax expense was $22.6 million and $14.7 million for the second quarter of 2010 and 2009, respectively. The effective tax rate for the second quarter of 2010 was 45.7% as compared to a rate of 34.2% for the same period of 2009. The effective tax rate for 2010 was higher than 2009 due to the recognition of a previously unrecognized tax benefit in 2009. Income tax expense was $52.2 million and $23.5 million for the first six months of 2010 and 2009, respectively. The effective tax rate for the first six months of 2010 was 87.6% versus 57.9% for the same period of 2009. The effective tax rate was higher in 2010 than 2009 due to the enactment of healthcare reform legislation in March 2010 and the recognition of a previously unrecognized tax benefit in 2009, partially offset by a lower amount of unbenefitted foreign losses in 2010.
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended June 30
Net Sales:
Americas	$183.8	$183.4	0.2%
Europe	70.9	71.4	(0.7)%
Pacific Rim	21.3	15.5	37.4%

Total segment net sales	$276.0	$270.3	2.1%
Operating income	$10.0	$7.5	33.3%

Six months ended June 30
Net Sales:
Americas	$334.6	$347.3	(3.7)%
Europe	136.7	136.7	0.0%
Pacific Rim	37.3	27.5	35.6%

Total segment net sales	$508.6	$511.5	(0.6)%
Operating income (loss)	$4.8	$(5.4)	Favorable
Net sales in the Americas were flat in the second quarter and decreased in the first six months of 2010 primarily due to volume declines on continued weakness in commercial and particularly residential markets. Product mix improvement more than offset lower price realization. Foreign exchange was favorable by $4.6 million for the first six months of 2010.
Net sales in the European markets were approximately flat for the second quarter and first six months of 2010 compared to the same periods in 2009. Product mix was unfavorable for both periods when

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
compared to the same periods in 2009, and the second quarter was impacted by unfavorable foreign exchange of $2.3 million.
Net sales in the Pacific Rim increased due to higher volume in both periods and favorable foreign exchange impact of $4.4 million for the first six months of 2010.
Operating income improved for the second quarter and first six months of 2010 compared to the same periods in 2009. In both periods reduced manufacturing and SG&A expenses offset the margin impact of lower sales and raw material inflation. Operating income included a loss related to European Resilient Flooring of $7.2 million for the second quarter, including a $2.1 million fixed asset impairment charge, and $14.3 million for the first half of 2010, compared to $5.8 million and $20.7 million, respectively, for the same periods in 2009.
Wood Flooring

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended June 30
Total segment net sales	$127.2	$127.8	(0.5)%
Operating income	$1.1	$0.9	22.2%

Six months ended June 30
Total segment net sales	$251.5	$249.6	0.8%
Operating (loss)	$(0.5)	$(6.9)	92.8%
Net sales were flat for the second quarter and first six months of 2010 compared to the same periods in 2009. Modest improvements in product mix and price largely offset lower volume.
Operating income increased slightly for the second quarter of 2010 when compared to the same period in 2009. Operating loss improved for the first six months of 2010 when compared to the same period in 2009. In both the second quarter and first six months of 2010 reduced manufacturing and SG&A expenses offset significant raw hardwood lumber material inflation, when compared to the same periods in 2009.
Building Products

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended June 30
Net Sales:
Americas	$177.0	$169.2	4.6%
Europe	76.7	77.2	(0.6)%
Pacific Rim	30.7	22.3	37.7%

Total segment net sales	$284.4	$268.7	5.8%
Operating income	$53.0	$43.1	23.0%

Six months ended June 30
Net Sales:
Americas	$339.0	$333.6	1.6%
Europe	159.6	160.0	(0.3)%
Pacific Rim	53.7	42.0	27.9%

Total segment net sales	$552.3	$535.6	3.1%
Operating income	$95.7	$74.9	27.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Net sales in the Americas increased in the second quarter primarily due to improved product mix. For the first six months, improved product mix was largely offset by lower volume and reduced price realization.
Net sales in Europe were approximately flat as higher volume was largely offset by less profitable product mix. In addition, the second quarter included unfavorable foreign exchange of $2.0 million and the first six months of 2010 had favorable foreign exchange of $3.0 million.
Net sales in the Pacific Rim increased as both periods had higher volume and improved product mix plus favorable foreign exchange of $2.0 million for the second quarter and $4.6 million for the first six months of 2010.
Operating income increased for the second quarter and first six months of 2010 compared to the same periods in 2009, primarily due to reduced manufacturing expenses and higher earnings from WAVE.
Cabinets

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended June 30
Total segment net sales	$37.2	$38.9	(4.4)%
Operating (loss)	$(0.4)	$(2.5)	84.0%

Six months ended June 30
Total segment net sales	$71.3	$77.3	(7.8)%
Operating (loss)	$(4.3)	$(7.0)	38.6%
Net sales decreased for the second quarter and first six months of 2010 compared to the same periods in 2009 due to lower volume driven by continued declines in residential housing markets.
Operating loss improved primarily due to reduced SG&A expenses, partially offset by the margin impact of lower sales.
Unallocated Corporate
Unallocated corporate expense of $10.8 million in the second quarter of 2010 and $29.4 million for the first six months increased from $1.9 million and $7.4 million, respectively, in the prior year. The second quarter of 2010 includes a $3.0 million impairment charge related to the termination of our flight operations. The first six months of 2010 included $11.2 million of severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer and $6.1 million of asset impairment charges related to the termination of our flight operations. In addition to the factors discussed above, both the second quarter and first six months of 2010 were negatively impacted compared to the same periods of 2009 by a lower pension credit and costs related to the support of our LEAN initiatives. The first six months of 2009 included $3.4 million of employee separation costs, partially offset by a reduction of our stock-based compensation expense of $1.6 million related to stock grants that were forfeited by employees.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
Operating activities for the first six months of 2010 provided $56.2 million of cash, an increase of $5.8 million over the $50.4 million of cash provided for the first six months of 2009. The increase was primarily due to larger increases in accounts payable and accrued expenses across all business units, partially due to timing of sourced products and inventory receipts, and an accrual for severance payable to our former

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Chairman and Chief Executive Officer. This was partially offset by lower decreases in inventories during the first six months of 2010 compared to the first six months of 2009.
Net cash provided by investing activities was $2.7 million for the first six months of 2010. This was primarily due to a distribution from WAVE of $24.0 million and proceeds from the sales of fixed assets of $10.5 million, which included $9.2 million received from the sale of one of our European metal ceilings manufacturing facilities, partially offset by capital expenditures of $31.8 million. Net cash used for investing activities was $1.2 million for the first six months of 2009. This was primarily due to capital expenditures of $36.6 million partially offset by a distribution from WAVE of $26.0 million, and the receipt of the remaining proceeds from the divestiture of the European Textile and Sports Flooring business of $8.0 million.
Net cash used for financing activities was $18.2 million for the first six months of 2010, compared to $8.7 million used during the first six months of 2009. The change was primarily due to the purchase of the 20% non-controlling interest in our Shanghai ceilings operations for $7.8 million and higher payments of long-term debt in the first six months of 2010.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in October 2011), and a $500 million Term Loan B (due in 2013). We plan to address the pending maturities before year end. There were no outstanding borrowings under the revolving credit facility, but $39.4 million in letters of credit were outstanding as of June 30, 2010 and, as a result, availability under the revolving credit facility was $260.6 million.
Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of June 30, 2010, we had $599.9 million of cash and cash equivalents, $371.9 million in the U.S. and $228.0 million in various foreign jurisdictions.
Our credit facility contains three financial covenants: (1) that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility; (2) minimum interest coverage of 3.00 to 1.00; and (3) maximum ratio of indebtedness to EBITDA of 3.75 to 1.00. Please refer to the Credit Agreement incorporated in our 2009 Form 10-K as Exhibits 10.7 and 10.8. As of June 30, 2010 our domestic liquidity was $632.5 million. As of June 30, 2010 our consolidated interest coverage ratio was 16.6 to 1.00 and our indebtedness to EBITDA was 1.7 to 1.00. Management believes that, based on current financial projections, the likelihood of default under these covenants is unlikely. As of June 30, 2010, fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
No mandatory prepayments are required under the senior credit facility unless (a) our Indebtedness to EBITDA ratio is greater than 2.50 to 1.00, or (b) debt ratings from S&P is lower than BB (stable), or (c) debt ratings from Moody’s is lower than Ba2 (stable). If required, the prepayment amount would be 50% of consolidated excess cash flow. Mandatory prepayments have not occurred since the inception of the agreement. Our current debt rating from S&P is BB and from Moody’s is Ba2.
As of June 30, 2010, our foreign subsidiaries had available lines of credit totaling $22.3 million, of which $2.4 million was used and $1.9 million was available only for letters of credit and guarantees, leaving $18.0 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
Our Board of Directors has approved the construction of a U.S. mineral wool plant to supply our Building Products plants and a China flooring plant. Total spending of approximately $80 million will be incurred over several years, with most of the spending occurring in 2011 and 2012.
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

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 17 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased[1]	Share	Programs[2]	Programs
April 1 – 30, 2010	18,765	$43.48	—	—
May 1 – 31, 2010	701	$36.48	—	—
June 1 – 30, 2010	—	—	—	—

Total	19,466		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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

No. 10.4	Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.5	Non-employee Directors Compensation Summary, is filed with this Report.

No. 10.6
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

No. 10.7
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

No. 10.8	Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and

Exhibit No.	Description
trustees, is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.2.

No. 10.9
Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.10	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.13. *

No. 10.11	Form of 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.12	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.13
Form of 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.14	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

No. 10.15
2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

No. 10.16
2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.17
Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.18
Form of grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35.*

No. 10.19
Form of grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, wherein it appeared as Exhibit 10.37.*

Exhibit No.	Description
No. 10.20	2008 Directors Stock Unit Plan, as amended December 8, 2008 is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.27. *

No. 10.21
Form of 2009 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.27. *

No. 10.22
Schedule of Participating Directors to the 2009 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.28. *

No. 10.23
Form of Indemnification Agreement for Officers and Current Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K dated June 4, 2010, wherein it appeared as Exhibit 10.1.

No. 10.24
Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 3 to the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter with the SEC on August 11, 2009).

No. 10.25
Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by Armstrong World Industries, Inc. with the SEC on September 15, 2009).

No. 10.26	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K dated January 8, 2010, wherein it appeared as Exhibit 99.2. *

No. 10.27	Letter to Frank J. Ready dated January 8, 2010 is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.32. *

No. 10.28
Form of grant letter used in connection with the equity grant of stock options under the 2006 Long-Term Incentive Plan to Thomas B. Mangas is incorporated by reference from the Current Report on Form 8-K dated April 1, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.29
Form of grant letter used in connection with the equity grant of stock options under the 2006 Long-Term Incentive Plan to Messrs. McNamara, Nickel and Ready is incorporated by reference from the Current Report on Form 8-K dated April 1, 2010, wherein it appeared as Exhibit 10.2. *

No. 10.30	Employment Agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report filed on Form 8-K dated June 25, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.31	Change in control agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report on Form 8-K dated June 25, 2010, wherein it appeared as Exhibit 10.2. *

No. 10.32
Form of change in control agreement with Thomas B. Mangas and Jeffrey D. Nickel is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

Exhibit No.	Description
No. 10.33
Form of commencement award to each of Tao Huang, Michael F. Johnston, Larry S. McWilliams, Richard E. Wenz and Bettina M. Whyte is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.26. *

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

*	Management Contract or Compensatory Plan.

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
Stephen F. McNamara, Vice President and Controller
(Principal Accounting Officer)
Date: August 6, 2010

EXHIBIT INDEX

No. 10.5	Non-employee Directors Compensation Summary.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).