Form 10-Q
period 2010-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2010-11-05
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of November 1, 2010 — 57,861,068.

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
If the proposed recapitalization is completed, then we will have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, comply with debt covenants and make payments on our indebtedness.
The proposed recapitalization described in the financial condition and liquidity section of management’s discussion and analysis (“MD&A”) would result in our incurrence of $800 million of new debt to refinance our existing $430 million credit agreement, extend maturities and, together with a portion of our cash and cash equivalents on hand, to fund a special cash dividend to our shareholders of approximately $800 million in the aggregate. If this occurs, then we will be more leveraged.
This indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.
To the extent that the proposed new indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase.
The proposed new indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The agreements that would govern the proposed new indebtedness and any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The agreements that will govern the proposed new indebtedness will likely include covenants that, among other things, restrict our ability to:
•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make other distributions in respect of our or our restricted subsidiaries’ capital stock or redeem, repurchase or retire our or our restricted subsidiaries’ capital stock or subordinated debt or make certain other restricted payments;

•	make certain investments;

•	engage in certain transactions with our affiliates;

•	sell certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	create liens on certain assets to secure debt; and

•	designate subsidiaries as unrestricted subsidiaries.
Under the terms of a proposed new senior secured credit facility, we will likely be required to maintain a specified leverage ratio. Our ability to meet such ratio could be affected by events beyond our control, and we cannot assure that we will meet any such ratio. A breach of any of the restrictive covenants or such leverage ratio would likely result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may be able to elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the notes. The lenders may also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

Operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
In addition to increased indebtedness levels if the recapitalization is completed, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with substantial leverage.

Even if the proposed recapitalization is completed and we incur the indebtedness described in these Risk factors and in financial condition and liquidity section of MD&A, we may still be able to incur substantial additional indebtedness in the future. Although the agreements governing the proposed new indebtedness would likely contain restrictions on the incurrence of additional indebtedness, these restrictions would likely be subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our debt levels following a completed recapitalization, the related risks that we face would be increased.
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
We require a significant amount of liquidity to fund our operations, and our planned special cash dividend and related borrowing would increase our vulnerability to negative unforeseen events.

Our liquidity needs vary throughout the year. There are no significant debt maturities until 2011 and 2013 under our existing credit facility. Our Board of Directors has announced its intention to pursue a recapitalization in which we would incur, market conditions permitting, $800 million of new debt to refinance our existing $430 million credit agreement, extend maturities and, together with a portion of our cash and cash equivalents on hand, to fund a special cash dividend to our shareholders of approximately $800 million in the aggregate. While the proposed recapitalization will increase our indebtedness, we believe cash on hand, revolving credit facility capacity and cash generated from operations will be adequate to address our foreseeable liquidity needs. In connection with the payment of the special dividend described above, we expect the rating agencies will downgrade our debt ratings. If our business experiences materially negative unforeseen events, we cannot assure we will generate sufficient cash flow from operations to fund our needs, maintain sufficient liquidity to operate and remain in compliance with our debt covenants.
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
Our restructuring actions and LEAN initiatives may not achieve expected savings in our operating costs or improved operating results.

We look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We are committed to augmenting margin expansion through further cost elimination. Through the aggressive application of LEAN practices and projects to our manufacturing activities and to standardize, simplify and eliminate selling, general and administrative (“SG&A”) programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. We can err in planning and executing our actions, which could hurt our customer service and lead to unplanned costs.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net sales	$739.8	$753.0	$2,123.5	$2,127.0
Cost of goods sold	567.8	565.0	1,635.3	1,643.6

Gross profit	172.0	188.0	488.2	483.4

Selling, general and administrative expenses	125.2	156.8	400.5	421.3
Restructuring charges	15.0	—	15.0	—
Equity earnings from joint venture	(13.2)	(12.8)	(38.6)	(30.1)

Operating income	45.0	44.0	111.3	92.2

Interest expense	3.9	4.9	11.8	13.9
Other non-operating expense	0.1	0.2	0.4	0.5
Other non-operating (income)	(4.1)	(0.9)	(5.6)	(2.6)

Earnings before income taxes	45.1	39.8	104.7	80.4

Income tax expense (benefit)	20.5	(24.6)	72.7	(1.1)

Net earnings	$24.6	$64.4	$32.0	$81.5

Earnings per share of common stock
Basic	$0.42	$1.13	$0.55	$1.43
Diluted	$0.42	$1.12	$0.55	$1.43

Average number of common shares outstanding:
Basic	57.7	56.9	57.6	56.6
Diluted	58.2	57.0	58.1	56.7
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 12.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$682.2	$569.5
Accounts and notes receivable, net	281.6	229.1
Inventories, net	417.7	445.0
Income tax receivable	27.5	16.5
Deferred income taxes	11.5	16.3
Other current assets	33.8	55.2

Total current assets	1,454.3	1,331.6

Property, plant and equipment, less accumulated depreciation and amortization of $464.7 and $390.0, respectively	870.5	929.2

Prepaid pension costs	157.0	114.3
Investment in joint venture	195.7	194.6
Intangible assets, net	583.3	592.8
Deferred income taxes	—	58.2
Other noncurrent assets	82.9	81.9

Total assets	$3,343.7	$3,302.6

Liabilities and Equity
Current liabilities:
Short-term debt	$1.0	$0.1
Current installments of long-term debt	36.7	40.0
Accounts payable and accrued expenses	362.8	311.0
Income tax payable	10.5	3.1
Deferred income taxes	3.1	3.1

Total current liabilities	414.1	357.3

Long-term debt, less current installments	408.3	432.5
Postretirement and postemployment benefit liabilities	285.4	306.0
Pension benefit liabilities	205.2	223.5
Other long-term liabilities	56.2	58.0
Income taxes payable	8.6	9.2
Deferred income taxes	27.4	8.2

Total noncurrent liabilities	991.1	1,037.4

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 57,853,373 shares in 2010 and 57,433,503 shares in 2009	0.6	0.6
Capital in excess of par value	2,055.2	2,052.1
Retained earnings	176.4	144.4
Accumulated other comprehensive (loss)	(293.7)	(297.8)

Total shareholders’ equity	1,938.5	1,899.3

Non-controlling interest	—	8.6

Total equity	1,938.5	1,907.9

Total liabilities and equity	$3,343.7	$3,302.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 12.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts in millions)
Unaudited

	Nine Months Ended September 30, 2010
					Non-Controlling
	Total		AWI Shareholders		Interest
Non-Controlling Interest:
Balance at beginning of year	$8.6				$8.6
Non-controlling interest purchase	(8.6)				(8.6)

Balance at September 30	—				—
Common stock:
Balance at beginning of year and September 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1		—
Stock-based employee compensation	6.6		6.6
Non-controlling interest purchase	(3.5)		(3.5)		—

Balance at September 30	$2,055.2		$2,055.2		—

Retained earnings:
Balance at beginning of year	$144.4		$144.4		—
Net earnings for period	32.0	$32.0	32.0	$32.0	—

Balance at September 30	$176.4		$176.4		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)		—
Foreign currency translation adjustments	1.5		1.5		—
Derivative gain, net	0.2		0.2		—
Non-controlling interest purchase	1.1		1.1

Pension and postretirement adjustments	1.3		1.3		—

Total other comprehensive income	4.1	4.1	4.1	4.1	—	—

Balance at September 30	$(293.7)		$(293.7)		—

Comprehensive income		$36.1		$36.1		—

Total equity	$1,938.5		$1,938.5		—

	Nine Months Ended September 30, 2009
					Non-Controlling
	Total		AWI Shareholders		Interest
Non-Controlling Interest:
Balance at beginning of year and September 30	$8.1				$8.1

Common stock:
Balance at beginning of year and September 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Stock-based employee compensation	26.3		26.3		—

Balance at September 30	$2,051.0		$2,051.0		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	81.9	$81.9	81.5	$81.5	$0.4	$0.4

Balance at September 30	$148.6		$148.2		$0.4

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	26.7		26.7		—
Derivative gain, net	0.3		0.3		—
Pension and postretirement adjustments	(1.2)		(1.2)		—

Total other comprehensive income	25.8	25.8	25.8	25.8	—	—

Balance at September 30	$(323.0)		$(323.0)		—

Comprehensive income		$107.7		$107.3		$0.4

Total equity	$1,885.3		$1,876.8		$8.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 12.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$32.0	$81.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	104.9	112.9
Fixed asset impairment	8.2	—
Deferred income taxes	66.1	150.6
Stock-based compensation	3.1	38.1
Equity earnings from joint venture	(38.6)	(30.1)
U.S. pension credit	(38.1)	(43.7)
Restructuring charges	15.0	—
Changes in operating assets and liabilities:
Receivables	(52.5)	(39.0)
Inventories	24.5	83.6
Other current assets	9.7	9.8
Other noncurrent assets	(2.7)	(2.0)
Accounts payable and accrued expenses	34.0	(9.3)
Income taxes payable	(4.2)	(158.3)
Other long-term liabilities	(19.6)	(13.4)
Other, net	(0.5)	(2.5)

Net cash provided by operating activities	141.3	178.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(52.2)	(63.6)
Divestiture	—	8.0
Return of investment from joint venture	37.5	42.0
Proceeds from the sale of assets	10.8	0.4
Other, net	—	1.3

Net cash (used for) investing activities	(3.9)	(11.9)

Cash flows from financing activities:
Increase in short-term debt, net	0.9	0.9
Issuance of long-term debt	4.4	2.4
Payments of long-term debt	(32.0)	(17.5)
Proceeds from exercised stock options	7.0	—
Purchase of non-controlling interest	(7.8)	—
Special dividend paid	—	(1.3)

Net cash (used for) financing activities	(27.5)	(15.5)

Effect of exchange rate changes on cash and cash equivalents	2.8	16.2

Net increase in cash and cash equivalents	112.7	167.0
Cash and cash equivalents at beginning of year	569.5	355.0

Cash and cash equivalents at end of period	$682.2	$522.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 12.

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
In July 2010 the FASB issued new guidance, which is now part of ASC 310, “Receivables”. The new guidance increases the disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. The provisions are effective for us as of January 1, 2011. We do not expect a material impact on our financial statements from the adoption of this guidance.
Operating results for the third quarter and first nine months of 2010 and the corresponding periods of 2009 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales to external customers	2010	2009	2010	2009
Resilient Flooring	$275.3	$282.6	$783.9	$794.1
Wood Flooring	119.8	140.1	371.3	389.7
Building Products	309.8	292.1	862.1	827.7
Cabinets	34.9	38.2	106.2	115.5

Total net sales to external customers	$739.8	$753.0	$2,123.5	$2,127.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment operating income (loss)	2010	2009	2010	2009
Resilient Flooring	$10.1	$12.4	$14.9	$7.0
Wood Flooring	(13.3)	11.2	(13.8)	4.3
Building Products	59.2	57.4	154.9	132.3
Cabinets	(1.2)	(3.0)	(5.5)	(10.0)
Unallocated Corporate (expense)	(9.8)	(34.0)	(39.2)	(41.4)

Total consolidated operating income	$45.0	$44.0	$111.3	$92.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total consolidated operating income	$45.0	$44.0	$111.3	$92.2
Interest expense	3.9	4.9	11.8	13.9
Other non-operating expense	0.1	0.2	0.4	0.5
Other non-operating (income)	(4.1)	(0.9)	(5.6)	(2.6)

Earnings before income taxes	$45.1	$39.8	$104.7	$80.4

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	September 30,	December 31,
Segment assets	2010	2009
Resilient Flooring	$637.5	$645.2
Wood Flooring	376.3	410.3
Building Products	954.9	966.0
Cabinets	51.2	53.2

Total segment assets	2,019.9	2,074.7
Assets not assigned to segments	1,323.8	1,227.9

Total consolidated assets	$3,343.7	$3,302.6

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2010, management decided to exit our corporate flight operations. As a result, we recorded a $3.1 million impairment charge in selling, general and administrative (“SG&A”) expense for corporate aircraft in the first quarter of 2010. The fair values were determined by management estimates of market prices based upon information available at that time. This data included sales of similar equipment and historical appraisal information (considered Level 3 inputs in the fair value hierarchy as described in Note 14).
During the second quarter of 2010 we received additional information regarding the estimated fair value for our flight operations assets. As a result we recorded an additional $3.0 million impairment charge in SG&A expense in the second quarter of 2010. The fair values were determined by management estimates and an independent valuation based on information available at that time. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets.
We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 in SG&A expense for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. This asset was also transferred from an asset held for sale to property, plant and equipment during the second quarter. Due to market conditions it was not probable that a sale of the property would occur within twelve months. The fair values were determined by management estimates of market prices. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy).
During the first quarter of 2010, we announced that one of our European metal ceilings manufacturing facilities would be shut down in the second quarter of 2010, which prompted us to perform an impairment test for this asset group. The carrying amount of the tangible assets were determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.
During the third quarter of 2010, we decided to close an Americas ceilings plant, one of our previously idled Wood Flooring plants, portions of another previously idled Wood Flooring plant, and an Americas Resilient Flooring facility. These facilities will be shut down either in the remainder of 2010 or in 2011. We concluded that an indicator of impairment existed for these asset groups, which prompted us to perform impairment analyses for these asset groups. In each case the carrying amount of the tangible assets were determined to be recoverable as the projected undiscounted cash flows, or estimated fair value of the assets, exceeded the carrying value.
In the third quarter we announced our intention to exit the residential flooring business in Europe. We concluded that an indicator of impairment existed which prompted us to perform an impairment analysis. The carrying amounts of the tangible assets were determined to be recoverable as the estimated fair value of the assets exceeded the carrying value.

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
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30,	December 31,
	2010	2009
Customer receivables	$318.9	$269.3
Customer notes	1.8	2.5
Miscellaneous receivables	7.9	5.6
Less allowance for discounts and losses	(47.0)	(48.3)

Accounts and notes receivable, net	$281.6	$229.1

The increase in accounts and notes receivable, net is primarily due to higher sales in September 2010 than in December 2009.
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 5. INVENTORIES

	September 30,	December 31,
	2010	2009
Finished goods	$293.6	$281.0
Goods in process	30.8	36.2
Raw materials and supplies	117.1	134.4
Less LIFO and other reserves	(23.8)	(6.6)

Total inventories, net	$417.7	$445.0

The increase in the LIFO and other reserves is primarily driven by inflation in wood lumber prices experienced in 2010, compared to deflation in 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 6. OTHER CURRENT ASSETS

	September 30,	December 31,
	2010	2009
Prepaid expenses	$25.8	$36.0
Fair value of derivative assets	1.6	0.2
Assets held for sale	1.2	7.8
Other	5.2	11.2

Total other current assets	$33.8	$55.2

During the second quarter of 2010 we reclassified certain property from asset held for sale to property, plant and equipment. Due to market conditions it was not probable that a sale of the property would occur within twelve months.
NOTE 7. EQUITY INVESTMENT
Investment in joint venture of $195.7 million at September 30, 2010 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements. These differences are due to our adopting fresh-start reporting upon emerging from Chapter 11 in 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. See Note 10 “Equity Investments” in our 2009 Form 10-K for more information. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$89.3	$83.4	$258.7	$240.0
Gross profit	36.2	36.2	108.6	91.3
Net earnings	29.5	29.0	86.3	70.1

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of September 30, 2010 and December 31, 2009:

		September 30, 2010		December 31, 2009
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$171.0	$34.2	$171.0	$27.7
Developed technology	15 years	80.9	21.5	80.9	17.5
Other	Various	11.9	0.7	10.8	0.5

Total		$263.8	$56.4	$262.7	$45.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	375.9		375.8

Total other intangible assets		$639.7		$638.5

	Nine months ended
	September 30,
	2010	2009
Amortization expense	$10.7	$10.7

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2010	2009
Payables, trade and other	$183.8	$159.6
Employment costs	112.4	107.2
Restructuring	15.0	—
Other	51.6	44.2

Total accounts payable and accrued expenses	$362.8	$311.0

NOTE 10. SEVERANCES AND RELATED COSTS
See Note 11 for a discussion of severance charges associated with restructuring actions in the third quarter of 2010.
In the second quarter of 2010, we recorded $4.1 million of severance and related expenses for employees impacted by the closure of a European metal ceilings manufacturing facility and by the elimination of 75 other manufacturing and SG&A positions around the world. The charges were recorded in cost of goods sold ($2.4 million) and SG&A expense ($1.7 million).
In the first quarter of 2010, we recorded $11.2 million in SG&A expense for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment was made in the third quarter of 2010.

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
NOTE 11. RESTRUCTURING ACTIONS
During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify these actions as restructuring charges. We recorded $15.0 million of restructuring charges in the third quarter of 2010. The following table summarizes these charges:

	Three
	Months	Approximate
	Ended	Number of
	September 30,	Employees
Action Title	2010	Impacted	Segment
Floor products Europe	$11.9	520	Resilient Flooring
Beaver Falls plant	1.0	150	Building Products
Corporate SG&A	1.0	30	Unallocated Corporate
Wood products	0.8	80	Wood Flooring
Montreal	0.3	10	Resilient Flooring

Total	$15.0

Floor Products Europe: We announced in the third quarter of 2010 that we intend to focus our European flooring strategy on products and regions where we believe we can be a market leader, and we will streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we plan to withdraw from the residential market, and as a result, our Teesside, UK, manufacturing facility will likely close. In addition, we no longer intend to manufacture heterogeneous vinyl flooring at the Holmsund, Sweden plant, and we anticipate that the Holmsund facility will also close.
In addition to the severance and related employee costs of $11.9 million reflected in the previous table, we also recorded $3.2 million of other related costs in cost of goods sold ($2.6 million) and SG&A ($0.6 million). These costs are primarily related to inventory and samples obsolescence charges.
In total, we expect to incur expenses of $30 million to $35 million for these actions through 2011. The expenses will primarily include severance benefits and asset write-downs; the amount of severance benefits will be determined following consultations with works councils.
Beaver Falls Plant: In the third quarter of 2010, we announced that the Beaver Falls, Pennsylvania, plant is scheduled to close in 2011. The closing will be phased as we transition production to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we make at the plant.
In addition to the severance and related employee costs for salaried employees of $1.0 million reflected in the previous table, we also recorded $4.8 million of accelerated depreciation in cost of goods sold.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
In total, we expect to incur expenses of approximately $20 million to $25 million for this action through 2011. The expenses will primarily include accelerated depreciation and severance benefits. The amount of severance benefits for hourly employees will be determined following negotiations with the labor union.
Corporate SG&A: We are committed to augmenting margin expansion through the aggressive adoption of LEAN practices and projects to standardize, simplify and eliminate SG&A activities. As a result, in the third quarter of 2010 we began to restructure our U.S. corporate operations.
In total, we expect to incur severance related expenses of $15 million to $20 million through 2011 as we further streamline SG&A functions.
Wood Products: In the third quarter of 2010, we announced the closing of our previously idled Center, Texas plant and a portion of our previously idled Oneida, Tennessee plant. Both sites are expected to cease operations in December 2010. The decision to close these facilities was driven by the expectation that we will be able to service the demand for our wood products from our other manufacturing locations.
In addition to the severance and related employee costs of $0.8 million reflected in the previous table, we also recorded $9.7 million of fixed asset write-downs in cost of goods sold.
In total, we expect to incur expenses of approximately $15 million for these actions through the end of 2010. The expenses will primarily include asset write-downs, severance benefits and lease termination costs.
Montreal: In the third quarter of 2010, we announced the closing of our warehouse and previously idled plant in Montreal, Canada. The facility is expected to close in December 2010. The decision to close this facility was driven by the expectation that we will be able to service the demand for our resilient tile products from our other manufacturing locations.
In addition to the severance and related employee costs of $0.3 million reflected in the previous table, we also recorded $5.2 million of fixed asset write-downs in cost of goods sold.
In total, we expect to incur expenses of approximately $8 million for this action through 2011. The expenses will primarily include asset write-downs and severance benefits. The amount of severance benefits will be determined following negotiations with the labor union.
No cash payments have been made related to any of these initiatives as of September 30, 2010. Cash payments will begin in the fourth quarter of 2010 and will continue into 2011.
NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings before income taxes	$45.1	$39.8	$104.7	$80.4
Income tax expense (benefit)	20.5	(24.6)	72.7	(1.1)
Effective tax rate	45.5%	(61.8)%	69.4%	(1.4)%
The effective tax rate for the third quarter of 2010 was higher than the comparable period of 2009 primarily due to the recognition of previously unrecognized tax benefits during 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The effective tax rate for the first nine months of 2010 was higher than the first nine months of 2009 due to the enactment of the health care reform legislation in March 2010 and the recognition of previously unrecognized tax benefits during 2009.
In October 2007, we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds resulted from the carryback of a portion of net operating losses created by the funding of the Asbestos PI Trust in October 2006. The refunds were subject to an examination by the Internal Revenue Service (“IRS”). Upon receipt of the refunds in the fourth quarter of 2007, we recorded a liability of $144.6 million pending completion of the IRS audit. We also recorded a noncurrent deferred tax asset of $144.6 million for future tax benefits that would result from a disallowance of the refunds. In addition, we had accrued $10.0 million of interest as of June 30, 2009 on this unrecognized tax benefit as income tax expense.
The IRS completed its audit and in July 2009 notified us that the Joint Committee on Taxation of the U.S. Congress had also issued its final approval of our refunds. Therefore, in the third quarter of 2009, we recorded a decrease in the liability for previously unrecognized tax benefits of $154.6 million. We also recorded a decrease in noncurrent deferred income tax assets of $144.6 million for the reduction in future tax benefits from the settlement of this tax position. As a result, we recorded a reduction to income tax expense of $10.0 million in the third quarter of 2009 for the settlement of this tax position.
Additionally, we had accrued U.S. income taxes of approximately $50 million through the second quarter of 2009 for unremitted earnings of foreign subsidiaries that were not considered to be permanently reinvested. Due to uncertainty regarding the net operating loss carryover discussed above, we had provided a valuation allowance of $31.3 million on the foreign tax credits that would be available upon the remittance of these earnings to the U.S. With the settlement of the IRS audit in July 2009, this uncertainty was eliminated. Therefore, in the third quarter of 2009, we removed the valuation allowance on these foreign tax credits. In addition, we recognized $4.4 million of additional foreign tax credits primarily as a result of the re-evaluation of tax positions in prior years. We recognized in the third quarter of 2009 a tax benefit for these items of $35.7 million.
During March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). The federal government currently provides a partial subsidy, on a tax-free basis, to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”). The Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. As a result of this change in tax treatment, we recorded a non-cash income tax charge of $21.6 million in the first quarter of 2010. We also recorded a decrease of $16.1 million to noncurrent deferred income tax assets and accumulated other comprehensive income that was related to an adjustment to the non-subsidized portion of our postretirement benefit liabilities. These items, together with decreases in other deferred income tax assets, resulted in a reduction to non-current deferred income tax assets of $58.2 million during the first nine months of 2010.
We do not expect to record any material changes during 2010 to unrecognized tax benefits that were claimed on tax returns covering tax years which ended on or before December 31, 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.1	$4.5	$12.3	$13.5
Interest cost on projected benefit obligation	24.1	24.0	72.3	72.0
Expected return on plan assets	(41.8)	(42.7)	(125.3)	(128.3)
Amortization of prior service cost	0.5	0.4	1.4	1.3
Amortization of net actuarial loss	1.1	—	3.2	—

Net periodic pension (credit)	$(12.0)	$(13.8)	$(36.1)	$(41.5)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.6	$0.5	$1.8	$1.4
Interest cost on projected benefit obligation	3.7	4.2	11.1	12.5
Amortization of net actuarial gain	(1.5)	(1.1)	(4.7)	(3.3)

Net periodic postretirement benefit cost	$2.8	$3.6	$8.2	$10.6

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$1.3	$1.3	$4.0	$3.7
Interest cost on projected benefit obligation	4.3	4.9	13.4	14.2
Expected return on plan assets	(3.3)	(3.3)	(10.0)	(9.5)
Amortization of net actuarial loss (gain)	0.1	(0.3)	0.3	(0.8)

Net periodic pension cost	$2.4	$2.6	$7.7	$7.6

We previously disclosed in our consolidated financial statements for the year ended December 31, 2009 that we expected to contribute $30.5 million to our U.S. retiree health and life insurance plans in 2010. As of September 30, 2010, $15.4 million of contributions have been made. We presently estimate that we will need to contribute an additional $8.0 million to fund our U.S. retiree health and life insurance plans in 2010 for a total of $23.4 million.
We previously disclosed in our consolidated financial statements for the year ended December 31, 2009 that we expected to contribute $17.6 million to our non-U.S. defined benefit pension plans in 2010. As of September 30, 2010, $17.7 million of contributions have been made. We presently estimate that we will need to contribute an additional $4.6 million to fund our non-U.S. defined benefit pension plans in 2010 for a total of $22.3 million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 14. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Assets/(liabilities):
Money market investments	$358.8	$358.8	$250.1	$250.1
Total debt, including current portion	(446.0)	(434.1)	(472.5)	(462.1)
Foreign currency derivative contracts	—	—	(4.1)	(4.1)
Natural gas contracts	(7.4)	(7.4)	(4.6)	(4.6)
The carrying amounts of cash and cash equivalents of $682.2 million (which consists of money market investments totaling $358.8 million and bank deposits totaling $323.4 million at September 30, 2010), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated by using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is verified using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is verified using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2010		December 31, 2009
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	Inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(liabilities):
Money market investments	$358.8	—	$250.1	—
Foreign currency derivative contracts	—	—	(4.1)	—
Natural gas contracts	—	$(7.4)	—	$(4.6)
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS
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
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of September 30, 2010, we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At September 30, 2010 and December 31, 2009 the notional amount of these hedges was 5.5 million and 4.6 million British thermal units (“mmBtus”), respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the third quarter or first nine months of 2010 and 2009. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.
In June 2009, we de-designated several monthly natural gas hedge contracts maturing thru May 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that were significantly lower than originally forecasted when we entered into the hedges. We discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which were designated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge have been recognized in cost of goods sold. The earnings impact related to the over hedged portion of these hedges was not material for the three or nine months ended September 30, 2010 and 2009.
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of September 30, 2010, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly generally up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $92.1 million and $86.7 million at September 30, 2010 and December 31, 2009, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the third quarter or first nine months of 2010 and 2009.
Intercompany Loan Hedges — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans. The underlying intercompany loans are classified as short-term and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended. The notional amount of these hedges was $33.0 million and $8.3 million at September 30, 2010 and December 31, 2009, respectively.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Financial Statement Impacts
The following tables detail amounts related to our derivatives as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and September 30, 2009.

	Asset Derivatives
		Fair Value	Fair Value
	Balance Sheet	September 30,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.5	$0.2

Total derivatives designated as hedging instruments		$0.5	$0.2

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.1	$0.1

Total derivatives not designated as hedging instruments		$1.1	$0.1

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	September 30,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$7.4	$3.6
Natural gas commodity contracts	Other long-term liabilities	—	0.2
Foreign exchange contracts	Accounts payable and accrued expenses	1.4	4.3

Total derivatives designated as hedging instruments		$8.8	$8.1

Derivatives not designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	—	$0.8
Foreign exchange contracts	Accounts payable and accrued expenses	$0.2	0.1

Total derivative liabilities not designated as hedging instruments		$0.2	$0.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Amount of Gain (Loss) Recognized in Other
	Comprehensive Income (“OCI”) (Effective
	Portion) (a)
	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009
Natural gas commodity contracts	$(7.3)	$(5.4)
Foreign exchange contracts	(0.9)	0.7
Interest rate swap contracts	—	(0.1)

Total	$(8.2)	$(4.8)

(a)	As of September 30, 2010 the amount of existing gains/(losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(7.5) million.

		Gain (Loss) Reclassified from Accumulated OCI into
		Income (Effective Portion)
		For the Three Months		For the Nine Months Ended
Derivatives in Cash Flow Hedging		Ended September 30,		September 30,
Relationships	Location	2010	2009	2010	2009
Natural gas commodity contracts	Cost of goods sold	$(1.3)	$(6.8)	$(6.9)	$(16.3)
Foreign exchange contracts	Cost of goods sold	(1.1)	0.4	(4.1)	0.8

Total		$(2.4)	$(6.4)	$(11.0)	$(15.5)

Location of Gain (Loss)
Recognized in Income on
Derivative (Ineffective
Derivatives in Cash Flow Hedging Relationships	Portion) (a)
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts	SG&A expense

Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the third quarter and first nine months of 2010 and 2009. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was immaterial for the third quarter and first nine months of 2010 and 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 16. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2010 and 2009:

	2010	2009
Balance at January 1	$14.1	$16.3
Reductions for payments	(14.2)	(15.4)
Current year warranty accruals	14.5	14.3
Preexisting warranty accrual changes	(0.2)	(0.2)
Effects of foreign exchange translation	(0.1)	—

Balance at September 30	$14.1	$15.0

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2010	2009
Interest paid	$8.4	$8.5
Income taxes paid, net	$10.9	$6.7
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
Environmental Remediation
Summary
We are actively involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws at several off-site locations. We have also been investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at several current or former plant sites. In a few cases, we are one of several potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In those cases, we have agreed to jointly fund that required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site and consider factors such as our activities in conjunction with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the impact of our emergence from Chapter 11 upon the validity of the claim.
Specific Events
In August 2010, we entered into a Consent Order with Oregon Department of Environmental Quality (“ODEQ”) along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC. (“OC”) with respect to our St. Helens, Oregon facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. Estimates of our future liability at the site include our estimate of the cost of the investigation work agreed to with ODEQ. Estimates of future liability also include our estimate of the cost of possible remedies for certain portions of the property owned by us. The RI/FS for the portion of the property owned by us is not yet complete. It is probable that additional corrective action for the portion of the property owned by us will be required. Such corrective action may result in additional costs greater than currently estimated, and may be material. We are currently not able to estimate with reasonable certainty the total cost of liability that we may ultimately incur with respect to the Scappoose Bay, although it is possible that such amounts may be material.
Costs and responsibilities for the RI/FS for the certain portions of the property owned by us continue to be shared with Kaiser pursuant to an agreement between us and Kaiser. Contributions to these costs are also being made available by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property. In August 2010, contemporaneously with the execution of the Consent Order, we, Kaiser and OC entered into a cost allocation agreement for the investigation and possible remediation of the Scappoose Bay.
The U.S. Environmental Protection Agency (“EPA”) has informed us that it has proposed that two landfills located on a portion of our facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill, adjacent to the our property, and portions of Rocky Creek (“Macon Site”) be added to the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that will be a portion of the proposed Superfund Site. Our estimate includes costs reasonably anticipated to be incurred for work that is to be performed under the Order. Additionally, we will ultimately incur losses for closure or some form of action on the landfill. While those amounts are not reasonably estimable at this time, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the proposed Superfund Site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. While we are not currently able to estimate with reasonable certainty any amounts we may incur with respect to those activities, such amounts may be material.
Summary of Financial Position
Liabilities of $6.9 million and $6.3 million at September 30, 2010 and December 31, 2009, respectively, were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability,

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at September 30, 2010 and December 31, 2009.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.
CUSTOMS LITIGATION
Beginning in 2002, we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provided a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We have sought refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We began receiving refunds in March 2010, and have received $9.5 million through September 30, 2010, the majority of which were received in the third quarter. Of this amount, $7.0 million was recorded as a reduction of cost of goods sold within our Resilient Flooring segment and $2.5 million was recorded as interest income reported within other non-operating income. Although we anticipate receiving additional refunds, the cumulative total of remaining refunds is not material. We have not recorded a receivable related to these remaining refunds. The timing of receipt is dependent on the individual Customs port’s processing times.
ANTIDUMPING AND COUNTERVAILING DUTY PETITION
On October 21, 2010, a coalition of U.S. producers of multilayered wood flooring (not including Armstrong) filed antidumping (“AD”) and countervailing duty (“CVD”) petitions regarding multilayered hardwood flooring from China. The AD petition requests that the Department of Commerce impose duties of up to 242% on imports of multilayered hardwood flooring, which it claims is needed to offset unfair pricing from Chinese imports that injure the U.S. industry. The CVD petition requests an unspecified level of duties be imposed on importers to offset alleged unfair subsidies provided by the Chinese government (such as the undervaluation of the Chinese currency, various tax benefits for

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
foreign-invested enterprises, VAT and tariff exemptions on imported equipment, and electricity being provided at artificially low rates).
Armstrong World Industries, Inc. is a domestic producer of multilayered wood flooring. We also import multilayered wood flooring from suppliers in China and we have a plant in China that manufactures multilayered wood flooring for export to the U.S. Armstrong is specifically mentioned in the AD and CVD petitions as an importer. Under the U.S. AD and CVD laws, a U.S. importer may be responsible for the payment of any antidumping and countervailing duties. The Department of Commerce and the International Trade Commission have only just commenced their investigations and the outcome of the cases are uncertain. As a result, at this time we cannot say whether an adverse ruling is probable or estimable. However, if such an adverse ruling were to be issued, Armstrong could be subject to duties on multilayered hardwood flooring imported from China, and it is possible such duties could be material.
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
OTHER CLAIMS
Additionally, from time to time we may be involved in various other claims and legal actions involving product liability, patent infringement, breach of contract, distributor termination, employment law issues and other actions arising in the ordinary course of business. While complete assurance cannot be given to the outcome of these claims, we do not currently believe losses related to these matters would be material.
NOTE 19. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings	$24.6	$64.4	$32.0	$81.5
Net earnings allocated to non-vested share awards	—	(0.3)	(0.1)	(0.6)

Net earnings attributable to common shares	$24.6	$64.1	$31.9	$80.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions of shares	2010	2009	2010	2009
Basic shares outstanding	57.7	56.9	57.6	56.6
Dilutive effect of stock option awards	0.5	0.1	0.5	0.1

Diluted shares outstanding	58.2	57.0	58.1	56.7

NOTE 20. SUBSEQUENT EVENT
On November 5, 2010, our Board of Directors announced its intention to pursue a recapitalization in which we would incur, market conditions permitting, $800 million of new debt to refinance our existing $430 million credit agreement, extend maturities and, to fund a portion of a special cash dividend to our shareholders of approximately $13.74 per share, or approximately $800 million in the aggregate. The remaining portion of the dividend will be funded by existing cash. We expect the new debt to include a senior secured credit facility and potentially unsecured notes.
The declaration of the special cash dividend is conditioned on our ability to secure the requisite debt financing on satisfactory terms and conditions. The Board of Directors currently expects to declare the special cash dividend to be paid before the end of 2010.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of September 30, 2010, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
November 5, 2010

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of September 30, 2010 we operated 35 manufacturing plants in eight countries, including 22 plants located throughout the U.S. In July 2010 we announced plans to close our Building Products manufacturing plant in Beaver Falls, Pennsylvania in 2011. In October 2010 we announced plans to close our Resilient facility in Montreal, Canada and our previously idled Wood Flooring manufacturing plants in Center, Texas and Oneida, Tennessee, in December 2010. We also anticipate closing our Resilient Flooring manufacturing facilities in Teesside, England in the fourth quarter of 2010 and Holmsund, Sweden in 2011.
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
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the third quarter of 2010, these markets experienced the following:
•	According to the U.S. Census Bureau, in the third quarter of 2010 housing starts in the U.S. residential market rose 1% compared to the third quarter of 2009 to 0.59 million units. Housing completions in the U.S. declined 21% year over year in the third quarter of 2010 with approximately 0.61 million units completed. The National Association of Realtors indicated that sales of existing homes declined 21% year over year to 4.2 million units in the third quarter of 2010.
According to the U.S. Census Bureau, U.S. retail sales through building materials, garden equipment and supply stores (an indicator of home renovation activity) increased 6% year-over-year in the third quarter of 2010.
•	According to the U.S. Census Bureau the rate of decline in the North American key commercial market, in nominal dollar terms, was 25% in the third quarter of 2010 compared to the same period in 2009. Construction activity in the office, health care, retail and education segments declined 36%, 17%, 27% and 17%, respectively, in the third quarter of 2010 year over year.
•	Markets in Western European countries were mixed with modest growth in Central Europe and continued weakness elsewhere. Eastern European markets grew.
•	Pacific Rim markets grew.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our third quarter total consolidated net sales by approximately $10 million and decreased sales in the first nine months of 2010 by approximately $5 million, when compared to the same periods of 2009.
Year-to-date we announced the following pricing actions:
•	Resilient Flooring announced a domestic price increase effective June.
•	Wood Flooring announced price increases effective March and June.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
•	Building Products announced price increases for ceiling tile in the Americas and Europe effective February, for grid effective May, again for ceiling tile in the Americas effective August, and again for grid in the Americas effective in October.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style and design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. We estimate mix changes did not materially affect consolidated net sales in the third quarter or first nine months of 2010 when compared to the same periods of 2009.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter and first nine months of 2010 these input costs decreased operating income by approximately $11 million and $18 million, respectively, when compared to the same periods of 2009.
We are committed to augmenting margin expansion through further cost elimination. Through the aggressive adoption of LEAN practices and projects to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. In 2010, we announced the closure of two Building Products plants, three Resilient Flooring plants, and two of our previously idled Wood Products finished goods production facilities. We will continue to evaluate the efficiency of our manufacturing footprint in the U.S. and Europe. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. In the third quarter of 2010 we recorded expenses of approximately $38 million for these initiatives. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. As indicated in our discussion of risk factors, errors in planning or execution, as well as inflation and other external events, can cause unplanned costs or adversely affect operating costs.
Employees
As of September 30, 2010, we had approximately 10,000 full-time and part-time employees worldwide. This compares to approximately 10,800 employees as of December 31, 2009. The reduction is primarily due to the shutdown of finished goods production at two Wood Flooring plants.

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
2010 COMPARED TO 2009

CONSOLIDATED RESULTS

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended September 30
Net Sales:
Americas	$523.4	$538.0	(2.7)%
Europe	161.3	175.1	(7.9)%
Pacific Rim	55.1	39.9	38.1%

Total consolidated net sales	$739.8	$753.0	(1.8)%
Operating income	$45.0	$44.0	2.3%

Nine months ended September 30
Net Sales:
Americas	$1,519.8	$1,545.8	(1.7)%
Europe	457.6	471.8	(3.0)%
Pacific Rim	146.1	109.4	33.5%

Total consolidated net sales	$2,123.5	$2,127.0	(0.2)%
Operating income	$111.3	$92.2	20.7%
Consolidated net sales decreased by 2% in the third quarter due to lower volume, partially offset by higher price (described previously in “Pricing Initiatives”) and unfavorable foreign exchange impact of $11.6 million. For the first nine months, consolidated net sales remained flat as a decrease in volume was offset by favorable foreign exchange impact of $12.7 million.
Net sales in the Americas decreased approximately 3% in the third quarter as lower residential market volume offset higher Building Products sales to commercial markets and improved product mix. Net sales in the Americas decreased approximately 2% in the first nine months as decreased residential volumes more than offset favorable foreign exchange of $13.1 million and improved product mix.
Net sales in the European markets declined for the third quarter and first nine months of 2010. In both periods, Building Products volume growth was offset by less profitable mix in both Building Products and Resilient Flooring. In addition, results reflect unfavorable foreign exchange of $15.4 million for the third quarter and $11.0 million for the first nine months.
Net sales in the Pacific Rim increased primarily due to volume growth in both periods and favorable foreign exchange of $1.6 million for the third quarter and $10.6 million for the first nine months of 2010.
Cost of goods sold in the third quarter of 2010 was 76.8% of net sales, compared to 75.0% for the same period in 2009. Cost of goods sold in the first nine months of 2010 was 77.0% of net sales, compared to 77.3% for the same period in 2009. Compared to the prior year, the percentage increase for the quarter, while down year to date, was primarily the result of raw material inflation.
SG&A expenses in the third quarter of 2010 were $125.2 million, or 16.9% of net sales, and in the first nine months of 2010 were $400.5 million, or 18.9% of net sales compared to $156.8 million, or 20.8% of net sales, and $421.3 million, or 19.8% of net sales for the corresponding periods in 2009. The decreases were due to reductions in core SG&A expenses. For the first nine months, these decreases

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
offset $13.5 million of CEO transition costs, a $6.1 million asset impairment charge related to the termination of our flight operations and an asset impairment charge of $2.1 million for a European warehouse facility due to the decline in the commercial property sector.
Equity earnings from our WAVE joint venture were $13.2 million for the third quarter of 2010 compared to $12.8 million in the third quarter of 2009, and $38.6 million for the first nine months of 2010 compared to $30.1 million in first nine months of 2009. See Note 7 to the Condensed Consolidated Financial Statements for further information.
Interest expense was $3.9 million for the third quarter of 2010 compared to $4.9 million in the third quarter of 2009. Interest expense was $11.8 in the first nine months of 2010 compared to $13.9 million in first nine months of 2009, primarily due to declining debt balances and interest thereon in 2010.
Other non-operating income was $4.1 million for the third quarter of 2010 compared to $0.9 million in the third quarter of 2009, and $5.6 million in the first nine months of 2010 compared to $2.6 million in the first nine months of 2009. In 2010, both periods included $2.5 million of interest income related to laminate duty refunds received as a result of ongoing customs litigation.
Income tax expense (benefit) was $20.5 million and ($24.6) million for the third quarter of 2010 and 2009, respectively. The effective tax rate for the third quarter of 2010 was 45.5% compared to a rate of -61.8% for the same period of 2009. The effective tax rate for 2010 was significantly higher than 2009 due to the recognition of previously unrecognized tax benefits related to the settlement of the IRS audit in July 2009.
Income tax expense (benefit) was $72.7 million and ($1.1) million for the first nine months of 2010 and 2009, respectively. The effective tax rate for the first nine months of 2010 was 69.4% versus -1.4% for the same period of 2009. The effective tax rate was significantly higher in 2010 than 2009 due to the enactment of health care reform legislation in March 2010 and the recognition of previously unrecognized tax benefits related to the settlement of the IRS audit in July, 2009. See Note 12 to the Condensed Consolidated Financial Statements for further information.
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended September 30
Net Sales:
Americas	$176.2	$180.9	(2.6)%
Europe	74.7	85.0	(12.1)%
Pacific Rim	24.4	16.7	46.1%

Total segment net sales	$275.3	$282.6	(2.6)%
Operating income	$10.1	$12.4	(18.5)%

Nine months ended September 30
Net Sales:
Americas	$510.8	$528.2	(3.3)%
Europe	211.4	221.7	(4.6)%
Pacific Rim	61.7	44.2	39.6%

Total segment net sales	$783.9	$794.1	(1.3)%
Operating income	$14.9	$7.0	Favorable

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Net sales in the Americas decreased in the third quarter and in the first nine months of 2010 compared to the same periods in 2009 primarily due to volume declines on continued weakness in residential markets and commercial markets, partially offset by product mix improvement. Foreign exchange was favorable by $5.8 million for the first nine months of 2010.
Net sales in the European markets declined in the third quarter and first nine months of 2010 compared to the same periods in 2009 on lower volume in both periods and unfavorable product mix in the first nine months. The third quarter and first nine months of 2010 was impacted by unfavorable foreign exchange of $8.1 million and $6.5 million, respectively.
Net sales in the Pacific Rim increased due to higher volume in both periods compared to the same periods in 2009 and favorable foreign exchange impact of $5.1 million for the first nine months of 2010.
Operating income decreased for the third quarter but improved for the first nine months of 2010 compared to the same periods in 2009. In both periods reduced manufacturing and SG&A expenses offset the margin impact of lower sales and raw material inflation. The third quarter and first nine months of 2010 include charges of $15.1 million related to the restructuring of the European business, and the first nine months of 2010 includes $2.1 of asset impairment charges. Including these charges, the European Resilient Flooring business incurred losses of $14.5 million for the third quarter and $28.8 million for the first nine months of 2010, compared to income of $0.2 million and a loss of $20.5 million, respectively, for the same periods in 2009. In the third quarter of 2010 Resilient Flooring operating income also included approximately $5.5 million of costs related to the closure of our Montreal, Canada facility and approximately $7.0 million due to laminate duty refunds. See Note 18 to the Condensed Consolidated Financial Statements for further information.
Wood Flooring

			Change is
	2010	2009	(Unfavorable)
Three months ended September 30
Total segment net sales	$119.8	$140.1	(14.5)%
Operating (loss)/ income	$(13.3)	$11.2	Unfavorable

Nine months ended September 30
Total segment net sales	$371.3	$389.7	(4.7)%
Operating (loss)/ income	$(13.8)	$4.3	Unfavorable
Net sales declined for the third quarter and first nine months of 2010 compared to the same periods in 2009 due to lower volume particularly in residential markets partially offset by improvements in product mix and price. Continued declines in sales due to lower residential U.S. housing starts and renovation activity compared to our expectations could lead to future material impairments of Wood Flooring intangible assets.
Operating income declined for the third quarter and first nine months of 2010 when compared to the same periods in 2009. In both the third quarter and first nine months of 2010 the margin impact of lower sales and significant raw hardwood lumber material inflation offset reduced manufacturing and SG&A expenses, when compared to the same periods in 2009. The third quarter and first nine months of 2010 included $10.5 million of fixed asset write downs and severance charges related to the closure of two manufacturing facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Building Products

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended September 30
Net Sales:
Americas	$192.5	$178.8	7.7%
Europe	86.6	90.1	(3.9)%
Pacific Rim	30.7	23.2	32.3%

Total segment net sales	$309.8	$292.1	6.1%
Operating income	$59.2	$57.4	3.1%

Nine months ended September 30
Net Sales:
Americas	$531.5	$512.4	3.7%
Europe	246.2	250.1	(1.6)%
Pacific Rim	84.4	65.2	29.4%

Total segment net sales	$862.1	$827.7	4.2%
Operating income	$154.9	$132.3	17.1%
Net sales in the Americas increased in the third quarter and first nine months of 2010 compared to the same periods in 2009. For the third quarter, improved product mix, price realization and higher volume all contributed to the growth. For the first nine months, sales grew due to improved product mix and favorable foreign exchange impact of $5.5 million.
Net sales in Europe declined for both the third quarter and first nine months of 2010 compared to the same periods in 2009 as higher volume was largely offset by less profitable product mix. In addition, the third quarter and the first nine months of 2010 included unfavorable foreign exchange of $7.3 million and $4.5 million, respectively.
Net sales in the Pacific Rim increased on higher volume in both periods compared to the same periods in 2009 plus favorable foreign exchange of $5.5 million for the first nine months of 2010.
Operating income increased for the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily due to the margin impact of increased sales and higher earnings from WAVE.
Cabinets

			Change is Favorable/
	2010	2009	(Unfavorable)
Three months ended September 30
Total segment net sales	$34.9	$38.2	(8.6)%
Operating (loss)	$(1.2)	$(3.0)	60.0%

Nine months ended September 30
Total segment net sales	$106.2	$115.5	(8.1)%
Operating (loss)	$(5.5)	$(10.0)	45.0%
Net sales decreased for the third quarter and first nine months of 2010 compared to the same periods in 2009 due to lower volume driven by continued declines in residential housing markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating loss for the third quarter and first nine months improved primarily due to reduced SG&A and manufacturing expenses, partially offset by the margin impact of lower sales.
Unallocated Corporate

Unallocated corporate expense of $9.8 million in the third quarter of 2010 and $39.2 million for the first nine months decreased from $34.0 million and $41.4 million, respectively, in the prior year. The first nine months of 2010 included $13.5 million for CEO transition costs and $6.1 million of asset impairment charges related to the termination of our flight operations. In addition to the factors discussed above, both the third quarter and first nine months of 2010 were negatively impacted compared to the same periods of 2009 by a lower pension credit and costs related to the support of our LEAN initiatives. The third quarter and first nine months of 2009 included $31.6 million related to a change in control event which resulted in accelerated stock–based compensation expense.
FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first nine months of 2010 provided $141.3 million of cash, a decrease of $36.9 million over the $178.2 million of cash provided for the first nine months of 2009. The decrease was primarily due to lower decreases in inventories during the first nine months of 2010 compared to the first nine months of 2009, and higher increases in accounts receivables driven by higher sales in September 2010 compared to September 2009 primarily for the Building Products segment. These were partially offset by increases in accounts payable and accrued expenses across most business units, partially due to severance accruals.
Net cash used by investing activities was $3.9 million for the first nine months of 2010. This was primarily due to capital expenditures of $52.2 million, partially offset by a distribution from WAVE of $37.5 million and proceeds from the sales of fixed assets of $10.8 million, which included $9.2 million received from the sale of one of our European metal ceilings manufacturing facilities. Net cash used for investing activities was $11.9 million for the first nine months of 2009. This was primarily due to capital expenditures of $63.6 million partially offset by a distribution from WAVE of $42.0 million, and the receipt of the remaining proceeds from the divestiture of the European Textile and Sports Flooring business of $8.0 million.
Net cash used for financing activities was $27.5 million for the first nine months of 2010, compared to $15.5 million used during the first nine months of 2009. The change was primarily due to higher payments of long-term debt in the first nine months of 2010.
Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On October 2, 2006, Armstrong executed a $1.1 billion senior credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank PLC. This facility was made up of a $300 million revolving credit facility (with a $150 million sublimit for letters of credit), a $300 million Term Loan A (due in October 2011), and a $500 million Term Loan B (due in 2013). There were no outstanding borrowings under the revolving credit facility, but $38.1 million in letters of credit were outstanding as of September 30, 2010 and, as a result, availability under the revolving credit facility was $261.9 million.
Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of September 30, 2010, we had $682.2 million of cash and cash equivalents, $418.9 million in the U.S. and $263.3 million in various foreign jurisdictions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Our credit facility contains three financial covenants: (1) that we maintain minimum domestic liquidity of at least $100 million as of March 31, June 30, September 30 and December 31 of each year, which may be a combination of cash and cash equivalents and undrawn commitments under our revolving credit facility; (2) minimum interest coverage of 3.00 to 1.00; and (3) maximum ratio of indebtedness to EBITDA of 3.75 to 1.00. Please refer to the Credit Agreement incorporated in our 2009 Form 10-K as Exhibits 10.7 and 10.8. As of September 30, 2010 our domestic liquidity was $680.8 million. As of September 30, 2010 our consolidated interest coverage ratio was 19.3 to 1.00 and our indebtedness to EBITDA was 1.5 to 1.00. Management believes that, based on current financial projections, the likelihood of default under these covenants is unlikely. As of September 30, 2010, fully borrowing under our revolving credit facility, provided we maintain minimum domestic liquidity of $100 million, would not violate these covenants.
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
As of September 30, 2010, our foreign subsidiaries had available lines of credit totaling $26.9 million, of which $2.0 million was used and $1.3 million was available only for letters of credit and guarantees, leaving $23.6 million of unused lines of credit available for foreign borrowings. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace credit facilities to support our foreign operations.
Our Board of Directors has approved the construction of a U.S. mineral wool plant to supply our Building Products plants and a China flooring plant. Total spending of approximately $80 million will be incurred over several years, with most of the spending occurring in 2011 and 2012.
On November 5, 2010, our Board of Directors announced its intention to pursue a recapitalization in which we would incur, market conditions permitting, $800 million of new debt that will be used to refinance our existing $430 million credit agreement, extend maturities and, to fund a portion of a special cash dividend to our shareholders of approximately $13.74 per share, or approximately $800 million in the aggregate. The remaining portion of the dividend will be funded by existing cash. We expect the new debt to include a senior secured credit facility and potentially unsecured notes.
The declaration of the special cash dividend is conditioned on our ability to secure the requisite debt financing on satisfactory terms and conditions. The Board of Directors currently expects to declare the special cash dividend to be paid before the end of 2010.
In connection with the payment of the special dividend described above, we expect the rating agencies will downgrade our debt ratings.
If the new debt is obtained, we intend to completely repay our existing debt of approximately $430 million. Even after consideration of this debt repayment and the estimated annual increase in interest expense of approximately $30 million represented by the new debt described above, we believe we will be able to address our foreseeable liquidity needs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K filing. There have been no significant changes in our financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 18 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. Except as noted below, there have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2009 Form 10-K.
Our 2009 Form 10-K Risk Factors liquidity discussion noted that under our existing senior credit facility, we had no significant debt maturities until 2011 and 2013. On November 5, 2010, our Board of Directors announced its intention to pursue a recapitalization in which we would incur, market conditions permitting, $800 million of new debt to refinance our existing $430 million credit agreement, extend maturities and, to fund a portion of a special cash dividend to our shareholders. See Note 20 for further discussion.
If the proposed recapitalization is completed, then we will have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, comply with debt covenants and make payments on our indebtedness.
The proposed recapitalization described in the financial condition and liquidity section of management’s discussion and analysis (“MD&A”) would result in our incurrence of $800 million of new debt to refinance our existing $430 million credit agreement, extend maturities and, together with a portion of our cash and cash equivalents on hand, to fund a special cash dividend to our shareholders of approximately $800 million in the aggregate. If this occurs, then we will be more leveraged.
This indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.
To the extent that the proposed new indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase.
The proposed new indebtedness may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The agreements that would govern the proposed new indebtedness and any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The agreements that will govern the proposed new indebtedness will likely include covenants that, among other things, restrict our ability to:
•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make other distributions in respect of our or our restricted subsidiaries’ capital stock or redeem, repurchase or retire our or our restricted subsidiaries’ capital stock or subordinated debt or make certain other restricted payments;

•	make certain investments;

•	engage in certain transactions with our affiliates;

•	sell certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	create liens on certain assets to secure debt; and

•	designate subsidiaries as unrestricted subsidiaries.
Under the terms of a proposed new senior secured credit facility, we will likely be required to maintain a specified leverage ratio. Our ability to meet such ratio could be affected by events beyond our control, and we cannot assure that we will meet any such ratio. A breach of any of the restrictive covenants or such leverage ratio would likely result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may be able to elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the notes. The lenders may also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
Operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
In addition to increased indebtedness levels if the recapitalization is completed, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with substantial leverage.

Even if the proposed recapitalization is completed and we incur the indebtedness described in these Risk factors and in financial condition and liquidity section of MD&A, we may still be able to incur substantial additional indebtedness in the future. Although the agreements governing the proposed new indebtedness would likely contain restrictions on the incurrence of additional indebtedness, these restrictions would likely be subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our debt levels following a completed recapitalization, the related risks that we face would be increased.
We require a significant amount of liquidity to fund our operations, and our planned special cash dividend and related borrowing would increase our vulnerability to negative unforeseen events.

Our liquidity needs vary throughout the year. There are no significant debt maturities until 2011 and 2013 under our existing credit facility. Our Board of Directors has announced its intention to pursue a recapitalization in which we would incur, market conditions permitting, $800 million of new debt to refinance our existing $430 million credit agreement, extend maturities and, together with a portion of our cash and cash equivalents on hand, to fund a special cash dividend to our shareholders of approximately $800 million in the aggregate. While the proposed recapitalization will increase our indebtedness, we believe cash on hand, revolving credit facility capacity and cash generated from operations will be adequate to address our foreseeable liquidity needs. In connection with the payment of the special dividend described above, we expect the rating agencies will downgrade our debt ratings. If our business experiences materially negative unforeseen events, we cannot assure we will generate sufficient cash flow from operations to fund our needs, maintain sufficient liquidity to operate and remain in compliance with our debt covenants.
Our restructuring actions and LEAN initiatives may not achieve expected savings in our operating costs or improved operating results.

We look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We are committed to augmenting margin expansion through further cost elimination. Through the aggressive application of LEAN practices and projects to our manufacturing activities and to standardize, simplify and eliminate selling, general and administrative (“SG&A”) programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. We can err in planning and executing our actions, which could hurt our customer service and lead to unplanned costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased[1]	Share	Programs[2]	Programs
July 1 – 31, 2010	—	—	—	—
August 1 – 31, 2010	14,645	$38.93	—	—
September 1 – 30, 2010	44,608	$40.29	—	—

Total	59,253		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

Item 5.	Other Information
On November 4, 2010, the Company entered into a change in control agreement with Thomas M. Kane, Senior Vice President, Human Resources. The Change in Control Agreement provides that if a change in control occurs and Mr. Kane’s employment terminates within twenty-four (24) months thereafter, the Company shall pay Mr. Kane: (1) a severance payment amounting to two times the sum of the annual base salary plus his target annual bonus for the year of termination; (2) a prorated bonus based on actual results achieved in the bonus plan year during which the termination occurs if a change in control termination occurs prior to the completion of a bonus plan year; (3) welfare benefit continuation for a period of two years; and (4) outplacement fees not to exceed $30,000. In addition, any amounts paid under the change in control agreement will be reduced to the maximum amount that can be paid without being subject to the excise tax imposed under Internal Revenue Code Section 280G, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. The form of such change in control agreement is incorporated by reference from the Current Report filed on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1.

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

No. 3.2	Bylaws of Armstrong World Industries, Inc., as amended, are incorporated by reference from the Current Report on Form 8-K dated August 5, 2010, wherein they appeared as Exhibit 3.1.

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

No. 10.4	Nonqualified Deferred Compensation Plan effective January 2005 is incorporated by reference from the 2005 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.29. *

No. 10.5	Non-employee Directors Compensation Summary is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, wherein it appeared as Exhibit 10.5. *

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

No. 10.8
Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust is incorporated by reference from the

Exhibit No.	Description

Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.3.

No. 10.9	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.13. *

No. 10.10	Form of 2006 Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.5. *

No. 10.11	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.6. *

No. 10.12
Form of 2006 Long-Term Incentive Plan notice of restricted stock and/or option award is incorporated by reference from the Current Report on Form 8-K dated October 2, 2006, wherein it appeared as Exhibit 10.7. *

No. 10.13	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

No. 10.14
2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

No. 10.15
2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.16
Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K dated February 26, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

No. 10.17
Form of grant letter used in connection with awards of restricted stock under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.35.*

No. 10.18
Form of grant letter used in connection with award of stock options under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, wherein it appeared as Exhibit 10.37.*

No. 10.19	2008 Directors Stock Unit Plan, as amended December 8, 2008 is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.27. *

No. 10.20
Form of 2009 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.27. *

Exhibit No.	Description

No. 10.21
Schedule of Participating Directors to the 2009 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.28. *

No. 10.22
Form of Indemnification Agreement for Officers and Current Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K dated June 4, 2010, wherein it appeared as Exhibit 10.1.

No. 10.23
Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 3 to the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter with the SEC on August 11, 2009).

No. 10.24
Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by Armstrong World Industries, Inc. with the SEC on September 15, 2009).

No. 10.25	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K dated January 8, 2010, wherein it appeared as Exhibit 99.2. *

No. 10.26	Letter to Frank J. Ready dated January 8, 2010 is incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.32. *

No. 10.27
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

No. 10.29	Employment Agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report filed on Form 8-K dated June 25, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.30	Change in control agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report on Form 8-K dated June 25, 2010, wherein it appeared as Exhibit 10.2. *

No. 10.31
Form of change in control agreement with Thomas B. Mangas and Jeffrey D. Nickel is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.32
Form of commencement award to each of Tao Huang, Michael F. Johnston, Larry S. McWilliams, Richard E. Wenz and Bettina M. Whyte is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.26. *

No. 10.33	Indemnification Agreement with Matthew J. Espe is incorporated by reference from the Current Report on Form 8-K dated June 4, 2010, wherein it appeared as Exhibit 10.1.

Exhibit No.	Description

No. 10.34	Form of change in control agreement with Stephen F. McNamara is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.35
Form of 2010 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein appeared as Exhibit 10.27. *

No. 10.36
Form of change in control agreement with Thomas B. Kane dated November 4, 2010, is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

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
Date: November 5, 2010

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