Form 10-K
period 2010-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2011-02-28
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($30.18 per share) on the New York Stock Exchange (trading symbol AWI) on June 30, 2010 was approximately $612 million. As of February 22, 2011, the number of shares outstanding of registrant’s Common Stock was 58,097,649.
Documents Incorporated by Reference
Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2011 annual meeting of stockholders, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K Report where indicated.

Uncertainties Affecting Forward-Looking Statements
Our disclosures in this document and in other public documents and comments may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our expectations or forecasts of future events, and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.
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
Risks and uncertainties that affect our business, operations and financial condition should be taken into account in evaluating any investment decision involving Armstrong World Industries, Inc. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The discussion in the “Risk Factors” section within Item 1A is a summary of what we currently believe to be our most significant risk factors. Related disclosures in subsequent 10-K, 10-Q and 8-K reports should also be consulted.

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
The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) and Armor TPG Holdings LLC (“TPG”) together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.
Reportable Segments
We operate five business segments — Resilient Flooring, Wood Flooring, Building Products, Cabinets, and Unallocated Corporate. See Note 3 to the Consolidated Financial Statements and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.
Markets
We are well positioned in the industry segments and markets in which we operate—often holding a leadership or significant market share position. The major markets in which we compete are:
North American Residential. Our Resilient Flooring, Wood Flooring, Building Products and Cabinets segments sell products for use in the home. Homeowners can choose from our vinyl and wood flooring products, for which we are North America’s largest provider, or from our laminate and ceramic flooring products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, which we do not offer. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers that include large diversified corporations as well as small local craftsmen.
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
North American Commercial. Many of our products, primarily ceilings and Resilient Flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Renovation work is estimated to represent approximately two-thirds of the total North American commercial market opportunity. Most of our revenue comes from four major segments of commercial building — office, education, retail and healthcare. We monitor U.S. construction starts and follow new projects. We have found that our revenue from new construction can lag behind construction starts by as much as one year. We also monitor office vacancy rates, gross domestic product (“GDP”) and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.
Outside of North America. Most of our revenues generated outside of North America are in Europe and are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.
The following table provides an estimate of our segments’ 2010 net sales, by major markets.

(Estimated
percentages of	North American		North American		Outside of North
individual	Residential		Commercial		America
segment’s sales)	New	Renovation	New	Renovation	New	Renovation	Total
Resilient Flooring	5%	30%	5%	30%	10%	20%	100%
Wood Flooring	35%	65%	—	—	—	—	100%
Building Products	—	10%	15%	40%	20%	15%	100%
Cabinets	50%	45%	5%	—	—	—	100%
Geographic Areas
We sell our products in more than 80 countries. The breakdown of our consolidated net sales for the year ended December 31, 2010 based on the geographic region in which the sale was made was:

Americas	71%
Europe	20%
Pacific Rim	9%
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
Approximately two-thirds of our consolidated net sales are to distributors. Sales to large home centers account for approximately 15% of our sales in the Americas. The remainder of our sales are to contractors and retailers.
No customer accounted for 10% or more of our total consolidated net sales during the last three years.
Competition
We face strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient, laminate and wood flooring products compete with carpet and ceramic products, and our ceiling products compete with drywall and exposed structure (also known as open plenum). There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:
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
Cabinets — American Woodmark Corporation, Fortune Brands, Inc. and Masco Corporation.
Raw Materials
Raw materials are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials

Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings and stains

Building Products	Mineral fibers, fiberglass, perlite, waste paper, clays, starches and steel used in the production of metal ceilings and for our WAVE joint venture’s manufacturing of ceiling grid

Cabinets	Lumber, veneer, plywood, particleboard and components, such as doors and hardware

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
Sourced Products
Some of the products that we sell are sourced from third parties. Our primary sourced products include various flooring products (laminate, wood, vinyl sheet and tile and ceramic), specialized ceiling products, and installation-related products and accessories for some of our manufactured products. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Asia and Europe. Sales of sourced products represented approximately 10% to 15% of our total consolidated revenue in 2010, 2009, and 2008.
In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that a significant shortage will not occur.
Patent and Intellectual Property Rights
Patent protection is important to our business. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within AWI or obtained through acquisitions and licenses. In addition, we benefit from our trade secrets for certain products and processes.
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
Certain of our trademarks, including without limitation, , Armstrong®, Allwood™, Alterna™, Arborcrest™, Axiom®, Bruce®, Calibra™, Caruth™, Cirrus®, Coronet™, Cortega®, CushionStep™, Designer Solarian®, DLW™, Dune™, Excelon®, Fine Fissured™, Fundamentals® , Grand Illusions™, Luxe Plank™, Medintech®, Medintone®, Mesa™, Metalworks™, Natural Creations®, Natural Inspirations®, Nature’s Gallery®, Optima®, Park Avenue™, Sahara™, Scala®, Second Look®, Solarian®, SoundSoak®, StrataMax®, Timberland®, ToughGuard®, Town&Country™, Ultima®, Waverly™, and Woodworks® are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.
We review trademarks annually for potential impairment. See the Critical Accounting Estimates section of Item 7. Management’s Discussion and Analysis of Financial Condition and Liquidity for further information.

Employees
As of December 31, 2010, we had approximately 9,800 full-time and part-time employees worldwide. Approximately 59% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.
Research & Development
Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $32.9 million in 2010, $38.0 million in 2009 and $38.8 million in 2008 on R&D activities worldwide.
Sustainability and Environmental Matters
The adoption of environmentally responsible building codes and standards such as the Leadership in Energy and Environmental Design, or LEED, rating system established by the U.S. Green Building Council, has the potential to increase demand for products, systems and services that contribute to building sustainable spaces. Many of our products meet the requirements for the award of LEED credits, and we are continuing to develop new products, systems and services to address market demand for products that enable construction of buildings that require fewer natural resources to build, operate and maintain. Our competitors also have developed and introduced to the market more environmentally responsible products.
We expect that there will be increased demand over time for products, systems and services that meet regulatory and customer sustainability standards and preferences and decreased demand for products that produce significant greenhouse gas emissions. We also believe that our ability to continue to provide these products, systems and services to our customers will be necessary to maintain our competitive position in the marketplace.
We are committed to complying with all environmental laws and regulations that are applicable to our operations. Regulatory activities of particular importance to our operations include proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state “Superfund” laws. Significant activities include investigating and/or remediating environmental contamination allegedly resulting from past industrial activity at several current or former plant sites. In a few cases, we are one of several potentially responsible parties (“PRPs”) which have potential liability for the required investigation and remediation of each site. In those cases, we have agreed to jointly fund that required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.
We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Liabilities of $8.3 million and $6.3 million at December 31, 2010 and December 31, 2009, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 31 to the Consolidated Financial Statements and Item 1A, Risk Factors, for information regarding the possible effects that compliance with environmental laws and regulations and climate change may have on our businesses and operating results.

ITEM 1A.	RISK FACTORS
As noted in the introductory section titled “Uncertainties Affecting Forward-Looking Statements,” our business, operations and financial condition are subject to various risks. These risks should be taken into account in evaluating any investment decision involving AWI. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. The following discussion is a summary of what we believe to be our most significant risk factors. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.
We try to reduce both the likelihood that these risks will affect our businesses and their potential impact. However, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, it is still possible that one of these risks or some other risks we have not identified could have serious consequences for us, and could cause a material adverse effect on our business. See related discussions in this document and our other SEC filings and our other public documents for more details and subsequent disclosures.
Our November 23, 2010 refinancing, which was part of a leveraged recapitalization plan, resulted in a substantial amount of indebtedness which may adversely affect our cash flow and our ability to operate our business, comply with debt covenants, make payments on our indebtedness and declare dividends on our capital stock. The refinancing is described in more detail in the financial condition and liquidity section of management’s discussion and analysis (“MD&A”).
This indebtedness, combined with our other financial obligations and contractual commitments, could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;
•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore more able to take advantage of opportunities that our leverage prevents us from exploiting;
•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;
•	restrict our ability to pay dividends on our capital stock; and
•	adversely affect our credit ratings.
Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.
To the extent that the indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase.

The agreements that govern the indebtedness contain a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.
The agreements that govern the new indebtedness include covenants that, among other things, restrict our ability to:
•	incur additional debt;
•	pay dividends on or make other distributions in respect of our or our restricted subsidiaries’ capital stock or redeem, repurchase or retire our or our restricted subsidiaries’ capital stock or subordinated debt or make certain other restricted payments;
•	sell certain assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	create liens on certain assets to secure debt.
Under the terms of our senior secured credit facility, we are required to maintain a specified leverage ratio. Our ability to meet such ratio could be affected by events beyond our control, and we cannot assure that we will meet such ratio. A breach of any of the restrictive covenants or leverage ratio would result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may be able to elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the notes. The lenders may also have the right in these circumstances to terminate any commitments they have to provide further borrowings.
In addition to increased indebtedness levels due to the refinancing, we still may be able to incur substantially more debt. This could further exacerbate the risks associated with additional leverage.
Even though we completed the refinancing and incurred the indebtedness described in these Risk Factors and in the financial condition and liquidity section of MD&A, we still may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we face would be increased.
Our business is dependent on construction activity. Downturns in construction activity and global economic conditions, such as weak consumer confidence and weak credit markets, adversely affect our business and our profitability.
Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. Commercial and residential construction activity tends to increase when economies are strong, interest rates are favorable, government spending is strong, and consumers are confident. However, the commercial and residential construction cycles do not always move in tandem. When the economy is weak and access to credit is limited, customers, distributors and suppliers are at heightened risk of defaulting on their obligations. Since most of our sales are in the U.S., its economy is the most important for our business, but conditions in Europe, Canada and Asia also are significant. A prolonged economic downturn would exacerbate the adverse effect on our business, profitability, and the carrying value of assets.

We require a significant amount of liquidity to fund our operations, and borrowing has increased our vulnerability to negative unforeseen events.
Our liquidity needs vary throughout the year. There are no significant debt maturities until 2015 and 2017 under our existing credit facility. While our recapitalization increased our indebtedness, we believe cash on hand, revolving credit facility capacity and cash generated from operations will be adequate to address our foreseeable liquidity needs. In connection with the recapitalization described above, Standard & Poor’s and Moody’s have lowered their credit ratings on AWI to BB- (negative) and B1, respectively; these downgrades may make future borrowings more difficult or more expensive. If our business experiences materially negative unforeseen events, we cannot assure we will generate sufficient cash flow from operations to fund our needs, maintain sufficient liquidity to operate and remain in compliance with our debt covenants.
If the availability of raw materials and energy decreases, or the costs increase, and we are unable to pass along increased costs, our operating results could be adversely affected.
The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability sometimes has been tight. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could cause us to reformulate products or limit our production. The impact of increased costs is greatest where our ability to pass along increased costs through price increases on our products is limited, whether due to competitive pressures or other factors.
Labor disputes or work stoppages could hurt production and reduce sales and profits.
Most of our manufacturing employees are represented by unions and are covered by collective bargaining or similar agreements that must be periodically renegotiated. Throughout 2011, collective bargaining agreements covering approximately 1,500 employees at six plants are scheduled to expire. We anticipate that we will reach new contracts as current contracts expire. Failure to reach new contracts could lead to work stoppages, which could hurt production, revenues, profits and customer relations.
Our markets are highly competitive. Competition can reduce demand for our products or cause us to lower prices. Failure to compete effectively by meeting consumer preferences maintaining market share would adversely affect our results.
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
Some of our businesses are dependent on a few key customers, such as The Home Depot, Inc. and Lowe’s Companies, Inc. The loss of sales to one of these major customers, or changes in our business relationship with them, could adversely affect both our revenues and profits.

Changes in the political, regulatory and business environments of our international markets, including changes in duty rates, trade regulations, and currency exchange fluctuations could have an adverse effect on our business.
A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia. Also, approximately 30% of our annual revenues are from operations outside the U.S. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks. Our international operations are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, potential restrictions on repatriating profits to the U.S., and loss of sales to local competitors following currency devaluations in countries where we import products for sale.
Our restructuring actions and LEAN initiatives may not achieve expected savings in our operating costs or improved operating results.
We look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We are committed to augmenting margin expansion through further cost elimination. In early 2010 we stated that, through the aggressive application of LEAN practices and projects to our manufacturing activities and to standardize, simplify and eliminate selling, general and administrative (“SG&A”) programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013; however, there can be no assurance that we will be able to achieve this level of cost savings. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. We can err in planning and executing our actions, which could hurt our customer service and lead to unplanned costs.
Adverse judgments in regulatory actions, product claims and other litigation could be costly. Insurance coverage may not be available or adequate in all circumstances.
While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet contractual requirements, and users could claim to be harmed by use or misuse of our products. These claims could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. The building materials industry has been subject to claims relating to silicates, mold, PCBs, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances to cover these claims. In addition, claims may arise related to patent infringement, environmental liabilities, distributor terminations, commercial contracts, antitrust or competition law, employment law and employee benefits issues, and other regulatory matters. While we have in place processes and policies to mitigate these risks and to investigate and address such claims as they arise, we cannot predict the costs to defend or resolve such claims. We are also subject to regulatory requirements regarding protection of the environment. Current and future environmental laws and regulations, including those proposed concerning climate change, could increase our cost of compliance, cost of energy, or otherwise materially adversely affect our business, results of operations and financial condition.

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
We produce and market Armstrong products and services throughout the world, operating 34 manufacturing plants in eight countries as of December 31, 2010. Three of our plants are leased and the remaining 31 are owned. We have 22 plants located throughout the United States. In addition, we have an interest through our WAVE joint venture in eight additional plants in six countries.

Business	Number
Segment	of Plants	Location of Principal Facilities

Resilient Flooring	11	U.S. (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia and Germany

Wood Flooring	10	U.S. (Arkansas, Kentucky, Missouri, North Carolina, Pennsylvania, Tennessee, and West Virginia) and China

Building Products	12	U.S. (Florida, Georgia, Oregon, Pennsylvania), China, France, Germany and the U.K.

Cabinets	1	U.S. (Pennsylvania)
During the first quarter of 2011, we announced the idling of a Wood Flooring manufacturing plant in North Carolina effective April 30, 2011.
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
See Note 31 to the Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI”. As of February 22, 2011, there were approximately 58,097,649 holders of record of AWI’s Common Stock.

	First	Second	Third	Fourth	Total Year
2010
Price range of common stock—high	$40.93	$45.05	$43.05	$54.58	$54.58
Price range of common stock—low	$33.42	$29.44	$28.01	$39.55	$28.01

2009
Price range of common stock—high	$23.74	$21.80	$35.50	$45.45	$45.45
Price range of common stock—low	$9.42	$10.55	$15.05	$33.14	$9.42
The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.
On November 23, 2010, our Board of Directors declared a special cash dividend of $13.74 per common share, payable on December 10, 2010, to shareholders of record on December 3, 2010. This special cash dividend resulted in an aggregate cash payment to our shareholders of approximately $800 million. There were no dividends declared during 2009.
Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in covenants contained in our debt agreements. In general, our debt agreements allow us to make “restricted payments”, which include dividends and stock repurchases, subject to certain dollar limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. For further discussion of the debt agreements, see the financial condition and liquidity section of the Management’s Discussion and Analysis of financial condition and operating results and Item 1A Risk Factors in this Form 10-K, and the debt agreements filed with our Current Report on Form 8-K dated November 24, 2010.
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs[1]	Programs
October 1-31, 2010	—	—	—	—
November 1-30, 2010	—	—	—	—
December 1-31, 2010	—	—	—	—

Total	—		N/A	N/A

[1]	The Company does not have a share buy-back program.

EQUITY COMPENSATION PLAN INFORMATION
This table provides information on Armstrong’s equity compensation plans. The figures in column (a) represent stock options to purchase Armstrong Common Shares, performance restricted shares, restricted stock and restricted stock units, all granted under the Company’s 2006 Long-Term Incentive Plan. The figures in columns (b) and (c) relate to the same Plan. The figure in Column (b) relates only to 1,978,371 stock options, since no payment is required under the grants of the other awards. The Common Shares in column (c) have been adjusted to reflect the Common Shares tendered from share tax withholding. All figures are as of December 31, 2010 as specified by SEC regulations.

	(a) Number of securities to	(b) Weighted-average	(c) Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants, and rights	warrants, and rights	securities reflected in column (a)
Equity compensation plans approved by security holders	1,978,371	$24.02	2,001,535

Equity compensation plans not approved by security holders	0	Not Applicable	0

Totals	1,978,371	$24.02	2,001,535

ITEM 6.	SELECTED FINANCIAL DATA

						Predecessor
	Successor Company					Company
					Three	Nine
					Months	Months
					Ended	Ended
	Year	Year	Year	Year	December	September
(Dollars in millions except for per-share data)	2010	2009	2008	2007	31, 2006	30, 2006(1)
Income statement data
Net sales	$2,766.4	$2,780.0	$3,393.0	$3,549.7	$817.3	$2,608.6
Operating income	81.1	90.6	210.9	296.7	16.5	194.3
Earnings from continuing operations	11.0	77.7	80.4	152.8	3.3	1,424.2
Per common share — basic (a)	$0.19	$1.36	$1.41	$2.69	$0.06	n/a
Per common share — diluted (a)	$0.19	$1.36	$1.41	$2.69	$0.06	n/a
Dividends declared per share of common stock	$13.74	—	$4.50	—	—	—

Balance sheet data (end of period)
Total assets	2,922.4	3,302.6	3,351.8	4,639.4	4,152.7
Long-term debt	839.6	432.5	454.8	485.8	801.5
Total equity	1,090.8	1,907.9	1,751.3	2,444.1	2,172.1

(1)	Reflects the effects of the Plan of Reorganization and fresh-start reporting. AWI and its subsidiaries adopted fresh-start reporting upon AWI emerging from Chapter 11. Consequently, the impact of emergence, including the gain on settlement of liabilities subject to compromise and the gain on fresh-start reporting of $1,955.5 million, is reflected in the Predecessor Company for the nine months ended September 30, 2006. The results of operations beginning October 1, 2006 are reflected within the Successor Company.

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements. The common stock of the Predecessor Company was not publicly traded.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of December 31, 2010 we operated 34 manufacturing plants in eight countries, including 22 plants located throughout the U.S. In response to economic conditions during 2010, we closed two previously idled facilities: a Resilient Flooring plant in Montreal, Canada and a Wood Flooring plant in Center, Texas. We also closed strip mill operations (which had been previously idled) at our Oneida, Tennessee plant, while continuing to manufacture parquet flooring at this location. We closed a metal ceilings plant in St. Gallen, Switzerland and a Resilient Flooring plant in Teesside, U.K. We also announced plans to close our Resilient Flooring plant in Holmsund, Sweden and our Building Products plant in Beaver Falls, Pennsylvania effective in 2011. During the first quarter of 2011, we announced the idling of a Wood Flooring manufacturing plant in North Carolina effective April 30, 2011.
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

Factors Affecting Revenues
For an estimate of our segments’ 2010 net sales by major markets, see “Markets” in Item 1. Business of this Form 10-K.
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During 2010, these markets experienced the following:
•	According to the U.S. Census Bureau, in 2010 housing starts in the U.S. residential market increased 6% compared to 2009 to 0.59 million units. Housing completions in the U.S. declined by 18% in 2010 with approximately 0.66 million units completed. The National Association of Realtors indicated that sales of existing homes decreased 5% to 4.92 million units in 2010 from a level of 5.16 million units in 2009.
•	According to the U.S. Census Bureau, for the value of new construction put in place, the rate of decline in the North American key commercial market, in nominal dollar terms, was 19% in 2010 compared to 2009. Construction activity in the office, healthcare, education and retail segments declined 29%, 12%, 15% and 26%, respectively, in 2010 compared to 2009. These measures reflect the weakness of the new construction market. In addition, the market is comprised of renovation and repair and replacement which have generally been positive in 2010.
•	Markets in Western European countries declined with modest growth in Central Europe and continued weakness elsewhere. Eastern European markets grew.
•	Activity in Pacific Rim markets, specifically India, China, and Australia, grew.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.
We announced the following recent pricing actions:
•	Resilient Flooring announced a pricing increase in the Americas effective March 2010 which was rescinded after competition did not follow. We then announced a pricing increase in the Americas effective June 2010. We have also announced pricing increases in Europe effective January 2011 and domestically effective February 2011.
•	Wood Flooring announced price increases effective March and June of 2010.
•	Building Products announced price increases for ceiling tile in the Americas and Europe effective February 2010, for grid effective May 2010, again for ceiling tile in the Americas effective August 2010, and again for grid in the Americas effective in October 2010. We have also announced price increases for ceiling tile and grid in the Americas effective February 2011.
•	Cabinets announced a price increase effective February 2011.
We estimate pricing actions increased our total consolidated net sales in 2010 by approximately $8 million when compared to 2009.
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing for products within the assortment varies. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. Compared to 2009, we estimate mix changes increased our total consolidated net sales in 2010 by approximately $26 million.

Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2010 these input costs decreased operating income by approximately $26 million when compared to the same periods of 2009.
We are committed to augmenting margin expansion through further cost elimination. In early 2010 we stated that, through the aggressive application of LEAN practices and projects to our manufacturing activities and to standardize, simplify and eliminate selling, general and administrative (“SG&A”) programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. In 2010, we announced the closure of two Building Products plants, three Resilient Flooring plants, and two of our previously idled Wood Products finished goods production facilities. During the first quarter of 2011, we announced the idling of a Wood Flooring manufacturing plant in North Carolina effective April 30, 2011. We will continue to evaluate the efficiency of our manufacturing footprint in the U.S. and Europe. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. In 2010 we recorded expenses of approximately $72 million for these initiatives. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. As indicated in our discussion of risk factors, errors in planning or execution, as well as inflation and other external events, can cause unplanned costs or adversely affect operating costs.
Intangible Asset Impairments. During the fourth quarters of 2010 and 2009, we recorded non-cash impairment charges of $22.4 million and $18.0 million, respectively, to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value. The fair value in both years was negatively affected by lower expected future sales in the U.S. residential housing market. The initial fair value for these intangible assets was determined in 2006 as part of fresh start reporting. See Note 11 to the Consolidated Financial Statements for more information.
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
During 2010 cash and cash equivalents decreased by $253.7 million. A special cash dividend of $798.6 million, repayments of our previous debt of $430.0 million due to the refinancing of our credit facility and capital expenditures of $92.7 million were partially offset by net cash from operating activities of $190.4 million, $800 million due to the refinancing of our credit facility, distributions from WAVE of $51.0 million and proceeds from asset sales of $25.8 million. During 2009 cash and cash equivalents increased by $214.5 million. Net cash from operating activities of $260.2 million and distributions from WAVE of $53.5 million were partially offset by capital expenditures of $105.1 million.
Employees
As of December 31, 2010, we had approximately 9,800 full-time and part-time employees worldwide. This compares to approximately 10,800 employees as of December 31, 2009. The decline was primarily due to the shutdown of finished goods production at two Wood Flooring plants and reductions in our U.S. corporate operations.

During 2010 we negotiated three collective bargaining agreements, and we experienced no significant work stoppages. Throughout 2011, collective bargaining agreements covering approximately 1,500 employees at six plants are scheduled to expire. One of these agreements covering approximately 500 employees expired in February 2011. These employees are continuing to work under the terms of the expired contact.
CRITICAL ACCOUNTING ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. GAAP, we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an on-going basis, using relevant internal and external information. We believe that our estimates and assumptions are reasonable. However, actual results may differ from what was estimated and could have a significant impact on the financial statements.
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
The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Hewitt above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2010 and 2009, we assumed discount rates of 5.10% and 5.60%, respectively, for the U.S. defined benefit pension plans. As of December 31, 2010, we assumed a discount rate of 4.90% compared with a discount rate of 5.30% as of December 31, 2009 for the U.S. postretirement plans. The effects of the change in discount rate will be amortized into earnings as described below. A one-quarter percentage point decrease in the discount rates for the U.S. pension and postretirement plans would decrease 2011 operating income by $5.0 million. A one-quarter percentage point increase in the discount rates would increase 2011 operating income by $4.7 million.
We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based both on the plan’s experience and on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses, yielding a long-term rate of return of 7.25% per annum for 2011. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see frequent changes from year to year based on positive or negative actual performance in a single year. Over the 10 year period ended December 31, 2010, the annualized return was approximately 7.0% compared to an average expected return of 8.2%. The actual return on plan assets achieved for 2010 was 12.7%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.
The expected long-term return on plan assets used in determining our 2010 U.S. pension credit was 8%. We have assumed a return on plan assets during 2011 of 7.25%. The decrease reflects the planned change in our asset allocations. The 2011 expected return on assets was calculated in a manner consistent with 2010. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2011 operating income by approximately $5.3 million.
Contributions to the unfunded plan were $3.4 million in 2010 and were made on a monthly basis to fund benefit payments. We estimate the 2011 contributions will be approximately $3.8 million. See Note 18 to the Consolidated Financial Statements for more information.
The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall

2009	10.0%	9.5%	9.8%	(7)%	(1)%	(5)%
2010	9.0%	8.5%	8.8%	(3)%	12%	4%
2011	8.5%	8.6%	8.5%
The difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2010, health care cost increases are estimated to decrease ratably until 2019, after which they are estimated to be constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2011 operating income by $1.9 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2011 operating income by $1.8 million. See Note 18 to the Consolidated Financial Statements for more information.
Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately eight years. Changes in assumptions could have significant effects on earnings in future years.
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
During the fourth quarters of 2010, 2009 and 2008, we recorded non-cash impairment charges of $22.4 million, $18.0 million and $25.4 million, respectively, to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The fair values were negatively affected by lower expected sales in the U.S. residential housing market. The remaining carrying value of the Wood Flooring trademarks at December 31, 2010 was $42.0 million. We have assumed depressed market activity in 2011 but anticipate market recovery starting in 2012. Continued declines in sales due to lower residential U.S. housing starts and renovation activity compared to our expectations could lead to future material impairments of Wood Flooring intangible assets.
In both 2010 and 2009 we tested the tangible assets and amortizable intangible assets of several asset groups within our Building Products Americas, Building Products Europe, Resilient Flooring Americas, and Resilient Flooring Europe reporting units for impairment due to negative earnings, negative cash flows, plant closure announcements, or other indicators of impairment. We also tested the tangible assets and amortizable intangible assets within our Cabinets reporting unit in 2009 and the tangible assets and amortizable intangible assets within our Unallocated Corporate and Wood reporting units in 2010 due to negative earnings, negative cash flows or other indicators of impairment. Based upon the impairment testing, the carrying value of the tangible assets for each of these asset groups was determined to be recoverable (except as discussed below) because the related undiscounted cash flows and/or fair value significantly exceeded the carrying value of assets.
During the fourth quarter of 2009 we recorded a $3.0 million impairment charge on tangible assets, primarily machinery and equipment, for one of the asset groups within our European Resilient Flooring reporting unit. The fair values of land and buildings were determined by management estimates of market prices and independent valuations of the land and buildings based on observable market data available at that time. This data included recent sales and leases of comparable properties with similar characteristics within the same local real estate market (considered Level 2 inputs in the fair value hierarchy). The fair values of machinery and equipment were determined by management based on estimated sales and salvage value, which are unobservable inputs.
We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 in SG&A expense for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. The fair values were determined by management estimates of market prices available at that time. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy).
The remaining carrying value of tangible assets within the European Resilient Flooring business was $89.2 million as of December 31, 2010, with land and buildings representing the significant majority. Material uncertainties that could lead to a future material impairment charge include the level of European commercial construction and renovation activity.
During 2010 management decided to exit our corporate flight operations. As a result, we recorded a $6.1 million impairment charge in selling, general and administrative (“SG&A”) expense for corporate aircraft in 2010. The fair values were determined by management estimates and an independent valuation based on information available at that time. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets. We sold the corporate aircraft in the fourth quarter of 2010.
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
See Notes 3 and 11 to the Consolidated Financial Statements for further information.
Income Taxes — Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for operating loss, capital loss and tax credit carryforwards.
Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We record valuation allowances to reduce our deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2010, we have recorded valuation allowances totaling $168.1 million for various federal, state and foreign net operating loss, capital loss and foreign tax credit carryforwards. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustment could be material to our Consolidated Financial Statements.
As further described in Note 16 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2010 includes net deferred income tax assets of $535.7 million. Included in this amount are deferred federal and state income tax assets of $175.9 million and $62.0 million, respectively, relating to federal and state net operating loss carryforwards. These net operating losses arose primarily as a result of the amounts paid to the Asbestos PI Trust in 2006. We have concluded that all but $20.2 million of these income tax benefits are more likely than not to be realized in the future.
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
ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS
There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements. For a discussion of new accounting pronouncements, see Note 2 to our Consolidated Financial Statements.

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
2010 COMPARED TO 2009
CONSOLIDATED RESULTS

			Change is Favorable
	2010	2009	(Unfavorable)
Net sales:
Americas	$1,966.7	$1,995.6	(1.4)%
Europe	600.9	626.0	(4.0)%
Pacific Rim	198.8	158.4	25.5%

Total consolidated net sales	$2,766.4	$2,780.0	(0.5)%

Operating income	$81.1	$90.6	(10.5)%
Consolidated net sales remained flat for the year, as a decrease in volume was largely offset by improved product mix.
Net sales in the Americas decreased approximately 1% as decreased residential volumes more than offset price realization, improved product mix, and favorable foreign exchange of $15.1 million.
Net sales in the European markets declined approximately 4% as Building Products volume growth was offset by less profitable mix in both Building Products and Resilient Flooring. In addition, results reflect unfavorable foreign exchange of $20.7 million.
Net sales in the Pacific Rim increased approximately 26% primarily due to volume growth and favorable foreign exchange of $12.9 million.
Cost of goods sold was 77.9% of net sales, compared to 77.7% for the same period in 2009. Compared to the prior year, reduced manufacturing costs were offset by higher input costs.
SG&A expenses in 2010 were $531.3 million, or 19.2% of net sales, and $552.4 million, or 19.9% of net sales, in 2009. The decreases were due to reductions in core SG&A expenses and a gain of $2.3 million on the collection of a non-current note receivable. In 2010 these decreases offset $14.7 million of CEO transition costs, a $6.1 million asset impairment charge related to the termination of our flight operations and an asset impairment charge of $2.1 million for a European warehouse facility.
Restructuring charges of $22.0 million were recorded in 2010 for severance and related costs for several plant closures and reductions in SG&A personnel. See Note 15 to the Consolidated Financial Statements for further information.
Equity earnings from our WAVE joint venture were $45.0 million compared to $40.0 million in 2009. See Note 10 to the Consolidated Financial Statements for further information.
Interest expense was $21.2 million compared to $17.7 million in 2009. The increase is primarily due to the refinancing of our credit facility in the fourth quarter of 2010. In connection with the refinancing we wrote off $3.8 million of unamortized debt financing costs related to our previous credit facility to interest expense.

Other non-operating income was $8.0 million compared to $3.2 million in 2009. 2010 included $2.5 million of interest income related to laminate duty refunds received as a result of customs litigation.
Income tax expense (benefit) was $55.7 million and $(2.5) million in 2010 and 2009, respectively. The effective tax rate for 2010 was 83.5% as compared to a rate of -3.3% for 2009. The effective tax rate for 2010 was significantly higher than 2009 due to the enactment of health care reform legislation in March 2010 and the impact of the settlement of the Internal Revenue Service examination in July 2009.
REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable
	2010	2009	(Unfavorable)
Net sales:
Americas	$653.0	$673.1	(3.0)%
Europe	276.5	294.3	(6.0)%
Pacific Rim	83.7	64.3	30.2%

Total segment net sales	$1,013.2	$1,031.7	(1.8)%

Operating income	$13.1	$0.1	Favorable
Net sales in the Americas declined primarily due to volume declines in residential and commercial markets, partially offset by product mix improvement and favorable foreign exchange of $6.4 million.
Net sales in European markets declined on lower volume partially due to our exit in the fourth quarter of 2010 of the residential flooring business, unfavorable product mix, and unfavorable foreign exchange impact of $11.6 million.
Net sales in the Pacific Rim increased due to higher volume and favorable foreign exchange impact of $6.2 million.
Operating income improved as reduced manufacturing and SG&A expenses more than offset the margin impact of lower sales and raw material inflation. Operating income in 2010 was negatively impacted by approximately $17 million of charges related to the restructuring of the European business, $2.1 million of asset impairment charges and approximately $7 million of costs related to the closure of our Montreal, Canada facility, partially offset by approximately $7 million of income due to laminate duty refunds. See Note 31 to the Condensed Consolidated Financial Statements for further information on the laminate duty refunds. Operating income in 2009 was negatively impacted by $4.7 million in cost reduction initiatives expenses and $3.0 million of asset impairment charges. The European Resilient Flooring business incurred losses of $36.1 million for 2010 and $25.7 million for the same period in 2009.

Wood Flooring

			Change is
	2010	2009	(Unfavorable)
Total segment net sales	$479.1	$510.4	(6.1)%
Operating (loss)	$(45.8)	$(5.9)	Unfavorable
Net sales declined due to lower volume in residential markets partially offset by improvements in product mix and price.
Operating income declined as the margin impact of lower sales, significant raw hardwood lumber material inflation and the related inventory valuation impact of this inflation, offset reduced manufacturing and SG&A expenses. Operating income in 2010 was negatively impacted by approximately $16 million of fixed asset write downs and restructuring charges related to the closure of two manufacturing facilities. Non-cash impairment charges of $22.4 and $18.0 million related to our Wood Flooring trademarks also negatively impacted operating income in 2010 and 2009, respectively.
Building Products

			Change is Favorable
	2010	2009	(Unfavorable)
Net sales:
Americas	$696.0	$661.9	5.2%
Europe	324.4	331.7	(2.2)%
Pacific Rim	115.1	94.1	22.3%

Total segment net sales	$1,135.5	$1,087.7	4.4%

Operating income	$171.0	$155.9	9.7%
Net sales in the Americas increased due to improved product mix, price realization and favorable foreign exchange impact of $6.4 million.
Net sales in Europe declined as higher volume was offset by less profitable product mix and unfavorable foreign exchange of $9.1 million.
Net sales in the Pacific Rim increased on higher volume and favorable foreign exchange of $6.7 million.
Operating income increased primarily due to the margin impact of increased sales, reduced manufacturing expenses, and higher earnings from WAVE, partially offset by restructuring costs and non-cash accelerated depreciation charges of approximately $21 million in 2010 and a loss on the sale of our European metal ceilings contract installation business of $5.8 million in 2010.
Cabinets

			Change is Favorable/
	2010	2009	(Unfavorable)
Total segment net sales	$138.6	$150.2	(7.7)%
Operating (loss)	$(6.4)	$(18.3)	65.0%
Net sales decreased due to lower volume driven by continued declines in residential housing markets.
Operating loss improved primarily due to reduced SG&A and manufacturing expenses, partially offset by the margin impact of lower sales. Operating loss in 2009 was impacted by $6.1 million of expenses related to the Auburn, Nebraska plant closure.

Unallocated Corporate
Unallocated corporate expense of $50.8 million increased from $41.2 million in the prior year. 2010 included $14.7 million for CEO transition costs, $6.1 million of asset impairment charges related to the termination of our flight operations and $4.0 million of restructuring charges. 2010 was negatively impacted compared to 2009 by a lower pension credit and costs related to the support of our LEAN initiatives. 2009 included $31.6 million related to a change in control event which resulted in accelerated stock—based compensation expense.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
Operating activities for 2010 provided $190.4 million of cash, a decrease of $69.8 million compared to the $260.2 million of cash provided for 2009. The decrease was primarily due to lower decreases in inventories during 2010 compared to 2009, and a decrease in accounts receivables in 2009 compared to a small increase in 2010. These decreases were partially offset by increases in accounts payable and accrued expenses across most business units, partially due to restructuring accruals, compared to decreases in 2009.
Net cash used by investing activities was unchanged. Higher proceeds from asset sales and lower capital expenditures were primarily offset by restricted cash received related to the financing of our new West Virginia mineral wool plant.
Net cash used for financing activities was $409.0 million for 2010, primarily due to a cash dividend of $798.6 million partially offset by $800 million of new debt that was used to repay our $430 million credit agreement. In addition, we issued $35 million in bonds related to our new West Virginia mineral wool plant. Net cash used for financing activities was $26.7 million for 2009 primarily due to scheduled debt repayments. See Liquidity section for further discussion of our refinancing.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On November 23, 2010, we refinanced our $1.1 billion credit facility and executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. This new facility consists of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. This $1.05 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries.
The senior credit facility includes two financial covenants which require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100M to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0 after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. As of December 31, 2010 we were fully in compliance with these covenants. We believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion is priced at 3.50% over LIBOR with a 1.50% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be reborrowed.
During 2010 we were in compliance with all covenants of the previous and current credit agreement.
Mandatory prepayments are required under the senior credit facility pursuant to an annual leverage test starting with the year ending December 31, 2011 under which, if our consolidated leverage ratio is greater than 2.0 to 1.0, but less than 2.5 to 1.0, we would be required to make a prepayment of 25% of Consolidated Excess Cash Flow as defined by the credit agreement. If our consolidated leverage ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of Consolidated Excess Cash Flow.
As of December 31, 2010, we had $315.8 million of cash and cash equivalents, $35.7 million in the U.S. and $280.1 million in various foreign jurisdictions.
Our current debt rating from S&P is BB- (negative) and from Moody’s is B1 (stable).
On December 10, 2010 we established a $100 million Receivables Securitization Program. AWI and its subsidiary, Armstrong Hardwood Flooring Company, sold their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC financed those receivables through Credit Agricole Corporate and Investment Bank, with a maximum commitment of $100 million. In addition to the financing of receivables by Credit Agricole, under the documentation establishing the program, Credit Agricole may also issue letters of credit at the request of ARC. The purchase and letter of credit commitments under the program expire in December 2013, subject to possible extensions thereafter.
On December 31, 2010, we had outstanding letters of credit totaling $74.4 million, of which $37.3 million was issued under the revolving credit facility, $36.2 million related to the West Virginia bond issue was issued under the securitization facility and $0.9 million of international subsidiary letters of credit were issued by other banks. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
As of December 31, 2010, our foreign subsidiaries had available lines of credit totaling $25.6 million of which $2.4 million was only available for letters of credit and guarantees. There were no borrowings under these lines of credit as of December 31, 2010 leaving $23.2 million of unused lines of credit available for foreign borrowings. There was $0.9 million of letters of credit issued against these credit lines as of December 31, 2010 leaving additional letter of credit availability of $1.5 million. However, these lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace, credit facilities to support our foreign operations.
On December 16, 2010 we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041. As of December 31, 2010 the $30 million of unspent proceeds must be used for expenditures related to the construction of our new mineral wool plant and are therefore accounted for as restricted cash within other non-current assets.
We paid a special cash dividend of $13.74 per common share on December 10, 2010. This special cash dividend resulted in an aggregate payment to our shareholders of $798.6 million. Funding for this dividend came from our debt refinancing and available cash. Payment of an additional $4.7 million of the dividend is expected to be made when the underlying employee shares vest.
Our Board of Directors has approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the allocation of capital to double our Building Products production capacity in China, and the construction of a China flooring plant. Total capital spending for these projects of approximately $125 million will be incurred over several years, with most of the spending occurring in 2011 and 2012.
We believe that cash on hand and generated from operations, together with lines of credit, availability under our securitization program, and the availability under the $250 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

2009 COMPARED TO 2008
CONSOLIDATED RESULTS

			Change is
	2009	2008	(Unfavorable)
Net sales:
Americas	$1,995.6	$2,384.4	(16.3)%
Europe	626.0	826.0	(24.2)%
Pacific Rim	158.4	182.6	(13.3)%

Total consolidated net sales	$2,780.0	$3,393.0	(18.1)%

Operating income	$90.6	$210.9	(57.0)%
Consolidated net sales declined approximately 18% as significant volume declines more than offset very modest improvements in price realization. Consolidated net sales were also negatively impacted by unfavorable foreign exchange of $110.9 million.
Net sales in the Americas decreased approximately 16% as volume declined in all segments.
Net sales in the European markets decreased by approximately 24%, as net sales were impacted by unfavorable foreign exchange of $83.2 million. Lower volume for Building Products was partially offset by modestly improved product mix, while Resilient Flooring sales declined on lower volume.
Net sales in the Pacific Rim decreased approximately 13% on lower volumes and unfavorable foreign exchange of $11.9 million.
Cost of goods sold was 77.7% of net sales in 2009 compared to 77.6% of net sales in 2008. Reduced input and manufacturing costs offset the decline in sales.
SG&A expenses in 2009 were $552.4 million, or 19.9% of net sales, compared to $579.9 million, or 17.1% of net sales, in 2008. The change in expense was primarily due to reduced spending in all segments, partially offset by $31.6 million accelerated stock-based compensation expense in 2009. The increase in SG&A expenses as a percent of net sales was due to the significant decrease in net sales.
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

REPORTABLE SEGMENT RESULTS
Resilient Flooring

			Change is Favorable/
	2009	2008	(Unfavorable)
Net sales:
Americas	$673.1	$786.2	(14.4)%
Europe	294.3	355.1	(17.1)%
Pacific Rim	64.3	78.8	(18.4)%

Total segment net sales	$1,031.7	$1,220.1	(15.4)%

Operating income (loss)	$0.1	$(16.8)	Favorable
Net sales in the Americas declined due to volume declines on broad weakness in residential and commercial markets and unfavorable foreign exchange of $6.3 million. Modest price realization was offset by a less profitable product mix.
Net sales in European markets declined due to lower volume and unfavorable foreign exchange of $32.9 million.
Decreased sales in the Pacific Rim were due to unfavorable foreign exchange of $6.6 million and lower volume partially offset by a better product mix.
Operating income increased as raw material deflation, lower freight costs, and reduced SG&A and manufacturing expenses offset the margin impact of lower volume and less profitable product mix. Operating income (loss) in 2009 and 2008, respectively, was negatively impacted by $4.7 million and $14.1 million of cost reduction initiatives expense and $3.0 million and $2.9 million of fixed asset impairments related to the European Resilient Flooring assets. Operating income included European Resilient Flooring losses of $25.7 million for 2009 and $38.2 million for 2008.

Wood Flooring

			Change is
	2009	2008	(Unfavorable)
Total segment net sales	$510.4	$624.6	(18.3)%

Operating (loss)	$(5.9)	$(2.4)	Unfavorable
Net sales decreased due to lower volume driven by continued declines in domestic residential housing markets.
Operating loss increased by $3.5 million, primarily due to the margin impact of significantly lower sales partially offset by reduced manufacturing, SG&A, and raw material costs. In addition, operating loss in 2009 and 2008 were negatively impacted by non-cash impairment charges of $18.0 million and $25.4 million, respectively, related to our Wood trademarks.

Building Products

			Change is
	2009	2008	(Unfavorable)
Net sales:
Americas	$661.9	$794.4	(16.7)%
Europe	331.7	470.9	(29.6)%
Pacific Rim	94.1	103.8	(9.3)%

Total segment net sales	$1,087.7	$1,369.1	(20.6)%

Operating income	$155.9	$239.7	(35.0)%
The Americas net sales decreased primarily due to volume declines related to reduced commercial construction activity and unfavorable foreign exchange of $6.7 million.
European sales declined due to significant volume declines in both Western and Eastern European markets associated with reduced commercial construction activity and unfavorable foreign exchange of $50.3 million.
Net sales in the Pacific Rim declined on volume declines across the region and unfavorable foreign exchange of $5.3 million, partially offset by modest improvement in product mix.
Operating income fell by $83.8 million. The combination of volume declines and lower earnings from WAVE offset the benefits of reduced manufacturing and SG&A expenses, lower freight and modest price realization.
Cabinets

			Change is
	2009	2008	(Unfavorable)
Total segment net sales	$150.2	$179.2	(16.2)%

Operating (loss)	$(18.3)	$(6.7)	Unfavorable
Net sales declined due to lower volume driven by continued declines in residential housing markets.
Operating loss increased $11.6 million primarily due to the margin impact from lower sales, partially offset by lower manufacturing costs. In addition, 2009 operating profit was negatively impacted by expenses of $6.1 million related to the Auburn, Nebraska plant closure.
Unallocated Corporate
Unallocated corporate expense of $41.2 million in 2009 increased from $2.9 million in 2008. The increase was primarily due to accelerated stock-based compensation expense related to a change in control event which resulted in a non-cash charge of $31.6 million and a lower U.S. pension credit.
CASH FLOW
As shown on the Consolidated Statements of Cash Flows, our cash and cash equivalents balance increased by $214.5 million in 2009 compared to a decrease of $159.3 million in 2008.
Operating activities in 2009 provided $260.2 million of net cash, primarily due to cash earnings and a decrease in inventories across all business units of $105.9 million due to lower current and projected sales activity. Operating activities in 2008 provided $214.2 million of net cash, primarily due to cash earnings and distributions from WAVE of $61.0 million (which includes a special distribution of $5.5 million). These items were partially offset by a reduction in accounts payable and accrued expenses of $88.2 million, primarily due to lower activity and the payment of incentive accruals during the first quarter of 2008.

Investing activities in 2009 used $41.0 million of cash primarily due to capital expenditures of $105.1 million, partially offset by distributions, classified as a return of investment, from WAVE of $53.5 million. Investing activities in 2008 used $75.7 million of cash primarily due to capital expenditures of $95.0 million, partially offset by distributions, classified as a return of investment, from WAVE of $19.5 million.
Financing activities in 2009 used $26.7 million of cash primarily due scheduled debt repayments. Financing activities in 2008 used $277.0 million primarily due to a special cash dividend of $256.4 million.
For management’s discussion and analysis of financial condition and results of operations for the quarters ended December 31, 2010 and 2009, see Item 8 Financial Statements and Supplementary Data.
OFF-BALANCE SHEET ARRANGEMENTS
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2010. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$10.3	$18.1	$30.5	$43.0	$180.5	$567.5	$849.9
Scheduled interest payments (1)	38.5	39.6	45.1	51.6	52.9	119.5	347.2
Operating lease obligations (2)	11.3	8.8	4.4	2.3	1.2	4.5	32.5
Unconditional purchase obligations (3)	27.6	15.0	2.5	1.7	1.7	—	48.5
Other obligations (4), (5)	19.2	—	—	—	—	—	19.2

Total contractual obligations	$106.9	$81.5	$82.5	$98.6	$236.3	$691.5	$1,297.3

(1)	For debt with variable interest rates, we projected future interest payments based on market based interest rate swap curves.

(2)	Lease obligations include the minimum payments due under existing agreements with noncancelable lease terms in excess of one year.

(3)	Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based upon usage. Cellular phone contracts are an example.

(4)	Other obligations include payments under severance agreements.

(5)	Other obligations does not include $126.3 million of liabilities under ASC 740 “Income Taxes”. Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 16 to the Consolidated Financial Statements for more information.
We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.
We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2013. Had these agreements terminated at December 31, 2010, Armstrong would have been obligated to purchase approximately $9.6 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.
As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2010, we carried a cash surrender value asset of $10.1 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for two of the executives participating in this plan. As a result, we have required these two individuals to make the premium payments to continue the policy.
We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available in the U.S. for use as of December 31, 2010. Letters of credit are currently arranged through our revolving credit facility or our securitization facility.

	Total	Less
Other Commercial	Amounts	Than 1	1 – 3	4 – 5	Over 5
Commitments	Committed	Year	Years	Years	Years
Letters of credit	$73.5	$73.5	—	—	—
In addition, our foreign subsidiaries had available lines of credit totaling $25.6 million of which $2.4 million was only available for letters of credit and guarantees. There were no borrowings under these lines of credit as of December 31, 2010, leaving $23.2 million of unused lines of credit available for foreign borrowings.
On December 31, 2010, we had a $250 million revolving credit facility with a $150 million sublimit for letters of credit, of which $37.3 million was outstanding. There were $25 million of borrowings under the revolving credit facility. Availability under this facility totaled $187.7 million as of December 31, 2010. We also have the $100 million securitization facility which as of December 31, 2010 had letters of credit outstanding of $36.2 million and no borrowings against it. Maximum capacity under this facility was $63.8 million, subject to accounts receivable balances and other collateral adjustments. There were $0.9 million of letters of credit issued under these credit lines as of December 31, 2010 leaving additional letter of credit availability of $1.5 million.
In disposing of assets, we have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $4.9 million has been recorded as of December 31, 2010.

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
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2010 we had no cash collateral posted or received for any of our derivative transactions. These agreements do not contain any credit contingent features other than those contained in our bank credit facility. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Interest Rate Sensitivity
We are subject to interest rate variability on our Term Loan A, Term Loan B, revolving credit facility and other borrowings. There were $25 million of borrowings under the revolving credit facility as of December 31, 2010. A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2010 levels would increase 2011 interest expense by approximately $0.7 million. A significant portion of our debt has a 1.5% LIBOR floor which would not be affected by a one-quarter percentage point move in LIBOR given the current low interest rate environment. As of December 31, 2010 we did not have any interest rate swaps outstanding.
The table below provides information about our long-term debt obligations as of December 31, 2010, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve.

Scheduled maturity date						After
($ millions)	2011	2012	2013	2014	2015	2016	Total
As of December 31, 2010
Long-term debt:
Fixed rate	$4.5	$0.0	$0.0	$0.0	$0.0	$0.0	$4.5
Avg. interest rate	5.25%	5.77%	5.77%	5.77%	5.77%	5.77%	5.25%

Variable rate	$5.8	$18.1	$30.5	$43.0	$180.5	$567.5	$845.4
Avg. interest rate	4.85%	4.43%	5.30%	6.29%	7.06%	7.14%	6.94%

Exchange Rate Sensitivity
We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We use foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2010, our major foreign currency exposures are to the Canadian Dollar, Australian Dollar and Euro. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2010 levels would increase our 2011 earnings before income taxes by approximately $5.5 million, including the impact of current foreign currency forward exchange contracts.
We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.
The table below details our outstanding currency instruments as of December 31, 2010.

Maturing in
On balance sheet foreign exchange related derivatives	2011
As of December 31, 2010
Notional amounts (millions)	$229.1
(Liabilities) at fair value (millions)	$(7.0)
Natural Gas Price Sensitivity
We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy of reducing North American natural gas volatility through derivative instruments, including forward swap contracts, purchased call options and zero-cost collars. As of December 31, 2010, we had contracts to hedge approximately $37 million (notional amounts) of natural gas. All of these contracts mature by 2012. A 10% increase in North American natural gas prices compared to December 31, 2010 prices would increase our 2011 expenses by approximately $0.4 million including the impact of current hedging contracts. At December 31, 2010 we had recorded liabilities of $5.5 million related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUPPLEMENTARY DATA
Quarterly Financial Information for the Years Ended December 31, 2010 and 2009 (Unaudited)
The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

QUARTERLY FINANCIAL INFORMATION
ARMSTRONG WORLD INDUSTRIES, INC. AND SUBSIDIARIES (unaudited)
(millions except for per share data)

	First	Second	Third	Fourth

2010
Net sales	$658.9	$724.8	$739.8	$642.9
Gross profit	145.8	170.4	172.0	123.6

Net earnings (loss)	(19.4)	26.8	24.6	(21.0)
Per share of common stock:
Basic	$(0.34)	$0.47	$0.42	$(0.36)
Diluted	$(0.34)	$0.46	$0.42	$(0.36)

Price range of common stock—high	$40.93	$45.05	$43.05	$54.58
Price range of common stock—low	$33.42	$29.44	$28.01	$39.55

Dividends paid per share	—	—	—	$13.74

	First	Second	Third	Fourth

2009
Net sales	$668.3	$705.7	$753.0	$653.0
Gross profit	131.4	164.0	188.0	137.6

Net earnings (loss)	(11.2)	28.3	64.4	(3.8)
Per share of common stock:
Basic	$(0.20)	$0.50	$1.13	$(0.07)
Diluted	$(0.20)	$0.50	$1.12	$(0.07)

Price range of common stock—high	$23.74	$21.80	$35.50	$45.45
Price range of common stock—low	$9.42	$10.55	$15.05	$33.14

Dividends paid per share	—	—	—	—

Note:	The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the antidilutive effect in certain quarters.

Fourth Quarter 2010 Compared With Fourth Quarter 2009
Net sales of $642.9 million in the fourth quarter of 2010 decreased from net sales of $653.0 million in the fourth quarter of 2009, a decrease of 1.5%. Excluding the unfavorable effects of foreign exchange rates of $5.5 million, net sales decreased less than 1%. The decline was due to volume declines partially offset by favorable price realization. Resilient Flooring net sales decreased 2.1%, excluding the unfavorable effects of foreign exchange rates, primarily due to lower volume in the North American residential markets. Wood Flooring net sales decreased by 10.7% primarily due to lower volume driven by continued declines in residential markets. Building Products net sales increased by 6.1%, excluding the unfavorable effects of foreign exchange rates, due to increased volume and price realization. Cabinets net sales decreased by 6.6% on volume declines in the residential housing markets. Net sales decreased less than 1% in the Americas. Excluding the unfavorable effects of foreign exchange rates of $9.7 million, European net sales decreased less than 1%. Excluding the favorable effects of foreign exchange rates of $2.1 million, Pacific Rim sales increased 3.3%.
The fourth quarters of 2010 and 2009 were negatively impacted by non-cash impairment charges of $22.4 and $18.0 million, respectively, related to our Wood trademarks. The fourth quarter of 2010 was impacted by approximately $19 million of fixed asset write downs and severance charges and a $5.8 million loss on the sale of our European metal ceilings contract installation business. The fourth quarter of 2009 was negatively impacted by approximately $7 million of cost reduction expenses and $3 million of fixed asset impairment charges.
For the fourth quarter of 2010, cost of goods sold was 80.8% of net sales, compared to 78.9% in 2009. The 1.9% increase was due to higher input costs, increased fixed asset write downs, and related inventory valuation impact offset slightly by higher price realization.
Selling, general and administrative (“SG&A”) expenses for the fourth quarter of 2010 were $130.8 million, or 20.3% of net sales, as compared to $131.1 million, or 20.1% of net sales, for the fourth quarter of 2009. Reductions in SG&A expenses in 2010 were offset by increased severance charges and the loss on the sale of our European metal ceilings contract installation business.
Restructuring charges of $7.0 million were recorded in the fourth quarter of 2010 for severance and related costs for several plant closures and reductions in SG&A personnel.
An operating loss of $30.2 million in the fourth quarter of 2010 compared to $1.6 million in the fourth quarter of 2009 primarily resulted from the items discussed above.
Interest expense was $9.4 million compared to $3.8 million in 2009. The increase was primarily due to the refinancing of our credit facility in the fourth quarter of 2010. In connection with the refinancing we wrote off $3.8 million of unamortized debt financing costs related to our previous credit facility to interest expense.
The income tax benefit for the fourth quarter of 2010 was $17.0 million on a pre-tax loss of $38.0 million versus a benefit of $1.4 million on a pre-tax loss of $5.2 million in 2009. The effective tax rate for the fourth quarter of 2010 was favorable versus 2009 primarily due to a reduction in the amount of unbenefitted foreign losses.

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
With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2010. Their audit report can be found on page 42.

/s/ Matthew J. Espe Matthew J. Espe
Chief Executive Officer and President

/s/ Thomas B. Mangas Thomas B. Mangas
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara Stephen F. McNamara
Vice President and Corporate Controller
February 28, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have audited Armstrong World Industries, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Armstrong World Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 38. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2011

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Earnings
(amounts in millions, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$2,766.4	$2,780.0	$3,393.0
Cost of goods sold	2,154.6	2,159.0	2,632.0

Gross profit	611.8	621.0	761.0

Selling, general and administrative expenses	531.3	552.4	579.9
Intangible asset impairment	22.4	18.0	25.4
Restructuring charges	22.0	—	0.8
Equity earnings from joint venture	(45.0)	(40.0)	(56.0)

Operating income	81.1	90.6	210.9

Interest expense	21.2	17.7	30.8
Other non-operating expense	1.2	0.9	1.3
Other non-operating (income)	(8.0)	(3.2)	(10.6)

Earnings before income taxes	66.7	75.2	189.4
Income tax expense (benefit)	55.7	(2.5)	109.0

Earnings from continuing operations	11.0	77.7	80.4
Gain from discontinued operations, net of tax	—	—	0.6

Net earnings	$11.0	$77.7	$81.0

Earnings per share of common stock, continuing operations:
Basic	$0.19	$1.36	$1.41
Diluted	$0.19	$1.36	$1.41

Gain per share of common stock, discontinued operations:
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01

Earnings per share of common stock:
Basic	$0.19	$1.36	$1.42
Diluted	$0.19	$1.36	$1.42

Average number of common shares outstanding:
Basic	57.7	56.8	56.4
Diluted	58.2	57.0	56.4
See accompanying notes to consolidated financial statements beginning on page 48.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Balance Sheets
(amounts in millions, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$315.8	$569.5
Accounts and notes receivable, net	229.5	229.1
Inventories, net	398.5	445.0
Deferred income taxes	20.9	16.3
Income tax receivable	20.7	16.5
Other current assets	35.3	55.2

Total current assets	1,020.7	1,331.6

Property, plant and equipment, less accumulated depreciation and amortization of $482.8 and $390.0, respectively	854.9	929.2

Prepaid pension costs	130.7	114.3
Investment in joint venture	188.6	194.6
Intangible assets, net	556.1	592.8
Restricted cash	30.0	—
Deferred income taxes	45.0	58.2
Other noncurrent assets	96.4	81.9

Total assets	$2,922.4	$3,302.6

Liabilities and Equity
Current liabilities:
Short-term debt	$25.0	$0.1
Current installments of long-term debt	10.3	40.0
Accounts payable and accrued expenses	340.3	311.0
Income tax payable	4.9	3.1
Deferred income taxes	2.4	3.1

Total current liabilities	382.9	357.3

Long-term debt, less current installments	839.6	432.5
Postretirement benefit liabilities	277.9	296.9
Pension benefit liabilities	202.1	223.5
Other long-term liabilities	70.3	67.1
Income taxes payable	34.7	9.2
Deferred income taxes	24.1	8.2

Total noncurrent liabilities	1,448.7	1,037.4

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,070,807 shares in 2010 and 57,433,503 shares in 2009	0.6	0.6
Capital in excess of par value	1,451.2	2,052.1
Retained earnings (accumulated deficit)	(35.3)	144.4
Accumulated other comprehensive (loss)	(325.7)	(297.8)

Total shareholders’ equity	1,090.8	1,899.3

Non-controlling interest	—	8.6

Total equity	1,090.8	1,907.9

Total liabilities and equity	$2,922.4	$3,302.6

See accompanying notes to consolidated financial statements beginning on page 48.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Equity
(amounts in millions)

	Total		AWI Shareholders		Non-Controlling Interest
	Year 2010
Non-Controlling Interest:
Balance at beginning of year	$8.6		—		$8.6
Non-controlling interest purchase	(8.6)		—		(8.6)

Balance as of December 31	$—		$—		$—
Common stock:
Balance at beginning of year and December 31	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1
Share-based employee compensation	14.7		14.7
Dividend in excess of retained earnings	(612.1)		(612.1)
Non-controlling interest purchase	(3.5)		(3.5)

Balance at December 31	$1,451.2		$1,451.2
Accumulated deficit:
Balance at beginning of year	$144.4		$144.4
Net earnings for period	11.0	$11.0	11.0	$11.0
Dividend	(190.7)		(190.7)

Balance at December 31	$(35.3)		$(35.3)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)
Foreign currency translation adjustments	(0.3)		(0.3)
Derivative gain, net	0.5		0.5
Non-controlling interest purchase	1.1		1.1
Pension and postretirement adjustments	(29.2)		(29.2)

Total other comprehensive (loss)	(27.9)	(27.9)	(27.9)	(27.9)

Balance at December 31	$(325.7)		$(325.7)

Comprehensive (loss)		$(16.9)		$(16.9)

Total equity	$1,090.8		$1,090.8

	Year 2009

Non-Controlling Interest:
Balance at beginning of year	$8.1		—		$8.1

Common stock:
Balance at beginning of year and December 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Share-based employee compensation	27.4		27.4		—

Balance at December 31	$2,052.1		$2,052.1		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	78.2	$78.2	77.7	$77.7	0.5	$0.5

Balance at December 31	$144.9		$144.4		$0.5

Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	34.4		34.4		—
Derivative (loss), net	(2.2)		(2.2)		—
Pension and postretirement adjustments	18.8		18.8		—

Total other comprehensive income	51.0	51.0	51.0	51.0	—	—

Balance at December 31	$(297.8)		$(297.8)		—

Comprehensive income		$129.2		$128.7		$0.5

Total equity	$1,907.9		$1,899.3		$8.6

	Year 2008

Non-Controlling Interest:
Balance at beginning of year	$7.4				$7.4

Common stock:
Balance at beginning of year and December 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,112.6		$2,112.6		—
Share-based employee compensation	7.2		7.2		—
Dividends in excess of retained earnings	(95.1)		(95.1)

Balance at December 31	$2,024.7		$2,024.7		—

Retained earnings:
Balance at beginning of year	$147.5		$147.5		—
Net earnings for period	81.2	$81.2	81.0	$81.0	0.2	$0.2
Dividends	(161.8)		(161.8)		—

Balance at December 31	$66.9		$66.7		$0.2

Accumulated other comprehensive (loss) income:
Balance at beginning of year	$176.0		$176.0		—
Foreign currency translation adjustments	(42.2)		(42.7)		0.5
Derivative gain, net	1.4		1.4		—
Pension and postretirement adjustments	(483.5)		(483.5)		—

Total other comprehensive (loss) income	(524.3)	(524.3)	(524.8)	(524.8)	0.5	0.5

Balance at December 31	$(348.3)		$(348.8)		0.5

Comprehensive (loss) income		$(443.1)		$(443.8)		$0.7

Total equity	$1,751.3		$1,743.2		$8.1

See accompanying notes to consolidated financial statements beginning on page 48.

Armstrong World Industries, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$11.0	$77.7	$81.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143.3	146.8	149.8
Asset impairments	30.6	21.0	28.3
Deferred income taxes	21.3	135.6	74.0
Stock-based compensation	5.0	38.2	7.5
Equity earnings from joint venture	(45.0)	(40.0)	(56.0)
Distributions from joint venture	—	—	61.0
U.S. pension credit	(50.9)	(58.2)	(63.0)
Restructuring charges	22.0	—	0.8
Restructuring payments	(7.5)	—	—
Insurance proceeds — environmental recovery	—	—	10.0
Changes in operating assets and liabilities:
Receivables	(2.9)	23.9	42.8
Inventories	41.2	105.9	(16.1)
Other current assets	19.2	7.0	(7.2)
Other noncurrent assets	(25.4)	2.1	(2.6)
Accounts payable and accrued expenses	10.8	(36.9)	(88.2)
Income taxes	25.9	(147.0)	9.7
Other long-term liabilities	(7.9)	(18.6)	(10.2)
Cash distributed under the POR	—	—	(3.1)
Other, net	(0.3)	2.7	(4.3)

Net cash provided by operating activities	190.4	260.2	214.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(92.7)	(105.1)	(95.0)
Divestiture (acquisition)	(0.6)	8.0	(0.8)
Restricted cash	(30.0)	—	—
Return of investment from joint venture	51.0	53.5	19.5
Proceeds from noncurrent note receivable	5.5	—	—
Proceeds from the sale of assets	25.8	2.6	0.6

Net cash (used for) investing activities	(41.0)	(41.0)	(75.7)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	50.0	—	25.0
Payments on revolving credit facility and other debt	(25.1)	(1.2)	(27.5)
Issuance of long-term debt	839.3	2.4	5.4
Payments of long-term debt	(462.1)	(25.6)	(20.9)
Financing costs	(18.0)	—	(2.6)
Special dividend paid	(798.6)	(1.3)	(256.4)
Proceeds from exercised stock options	13.3	2.3	—
Purchase of non-controlling interest	(7.8)	(3.3)	—

Net cash (used for) financing activities	(409.0)	(26.7)	(277.0)

Effect of exchange rate changes on cash and cash equivalents	5.9	22.0	(20.8)

Net (decrease) increase in cash and cash equivalents	$(253.7)	$214.5	$(159.3)
Cash and cash equivalents at beginning of year	569.5	355.0	514.3

Cash and cash equivalents at end of year	$315.8	$569.5	$355.0

See accompanying notes to consolidated financial statements beginning on page 48.

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
In December 2000, AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“the Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s court-approved POR became effective, and AWI emerged from Chapter 11.
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
Accounting Impact
Accounting Standards Codification (“ASC”) 852 “Restructuring” provides financial reporting guidance for entities that reorganize under the Bankruptcy Code. This fresh start reporting guidance was reflected in the accompanying consolidated financial statements.
ASC 852 requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization costs, net. There was no Chapter 11 income or expense recorded in 2008, 2009, or 2010.
For Chapter 11 related post-emergence activities AWI recorded $1.4 million and $2.0 million of income for 2009 and 2008, respectively. These amounts included reversals of certain environmental and other accruals set-up during settlement accounting and the recording of undistributed cash partially offset by professional fees.
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
Reclassifications. Certain amounts in the prior years’ Consolidated Financial Statements and related notes thereto have been recast to conform to the 2010 presentation.
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
Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. See Note 18 for disclosures on pension and postretirement benefits.
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
We record valuation allowances to reduce our deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. For tax benefits that may be challenged by a taxing authority, we make an assessment of whether the position is more likely than not to be sustained upon an examination by the taxing authorities. Based on this analysis, we record the impact of these uncertain tax positions, including penalties and interest in the period in which such determination is made.
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
Concentration of Credit. We principally sell products to customers in the building products industries in various geographic regions. No one customer accounted for 10% or more of our total consolidated net sales in the years 2010, 2009, and 2008. We monitor the creditworthiness of our customers and generally do not require collateral.
Receivables. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and claims to be received, unpaid insurance claims from litigation and other), net of allowances for doubtful accounts, customer credits and warranties are reported in accounts and notes receivable, net. Notes receivable from divesting certain businesses are included in other current assets and other non-current assets based upon the payment terms. Cash flows from the collection of current receivables are classified as operating cash flows on the consolidated statements of cash flows. Cash flows from the collection of non-current receivables are classified as investing cash flows on the consolidated statements of cash flows.
We establish credit-worthiness prior to extending credit. We estimate the recoverability of receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur which impact the collectability of the receivable, all or a portion of the receivable is reserved. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.
Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. See Note 7 for further information on our accounting for inventories.
Property and Depreciation. Property, plant and equipment in place as of September 30, 2006 was set equal to fair value as of our emergence date and is currently stated at that value less impairment charges and accumulated depreciation and amortization. Property, plant and equipment acquired after our emergence date is stated at acquisition cost less impairment charges and accumulated depreciation and amortization. Upon emergence from Chapter 11 in 2006, certain tangible assets were assigned shortened useful lives, and most of these assets were fully depreciated as of the fourth quarter of 2009.
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
Property, plant and equipment are tested for impairment when indicators of impairment are present, such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
generated by the assets. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants, or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. When assets are disposed of or retired, their costs and related depreciation are removed from the financial statements, and any resulting gains or losses normally are reflected in cost of goods sold or selling, general and administrative (“SG&A”) expenses.
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
Intangible Assets. Effective with our emergence from Chapter 11 in 2006 and as part of fresh-start reporting, goodwill was eliminated from our balance sheet, and intangible assets were revalued and identified. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives.
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
Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to offset the effect of currency, interest rate and commodity price variability. See Notes 19 and 20 for further discussion.
Stock-based Employee Compensation. For awards with only service and performance conditions that have a graded vesting schedule, we recognize compensation expense on a straight-line basis over the vesting period for the entire award. For awards with market conditions, we recognize compensation expense over the derived service period. See Note 24 for additional information on stock-based employee compensation.
Recently Adopted Accounting Standards
In September 2006 the FASB issued new guidance on fair value. The new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 was effective for fiscal years beginning after November 15, 2007. However, the effective date for certain non-financial assets and liabilities was deferred to fiscal years beginning after November 15, 2008. There was no material impact from our initial adoption of the provisions of the guidance in 2008, nor was there a material impact from our adoption of the remaining portions of ASC 820 on January 1, 2009.
During 2009 we adopted new guidance, which is now part of ASC 810, “Consolidation,” which requires the recognition of a non-controlling interest (formerly known as a “minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest was immaterial for the years ended December 31, 2010 and 2009, and, therefore, is included in consolidated net income on the face of the income statement.
During 2009 we adopted new guidance, which is now part of ASC 323, “Investments-Equity Method and Joint Ventures,” which discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. ASC 323 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. There was no material impact from our adoption of ASC 323 on January 1, 2009.
During 2009 we adopted new guidance, which is now part of ASC 815, “Derivatives and Hedging”. The new guidance enhances the disclosure requirements for derivative instruments and hedging activities to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed. The changes to the disclosure requirements surrounding derivatives and hedging activities have been incorporated into the footnotes to the financial statements. See Note 20 for our disclosures related to hedging activities.
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
Effective January 1, 2009 we adopted new guidance, which is now part of ASC 715, “Compensation — Retirement Benefits,” which requires additional disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the major categories of plan assets, fair value

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
measurements for plan assets, how investment decisions are made, and concentrations of risk within the plan assets. See Note 18 for our disclosures related to retirement plan assets.
In May 2009 and February 2010 the FASB issued new guidance, which is now part of ASC 855, “Subsequent Events”. ASC 855 requires management to evaluate subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. We have evaluated subsequent events through the issuance of this Form 10-K.
In June 2009 the FASB issued new guidance, which is now part of ASC 105, “Generally Accepted Accounting Principles”. ASC 105 has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 for the reporting of our 2009 third quarter results. The adoption had no impact on the reporting of our financial position, results of operations, or cash flows.
In January 2010 the FASB issued new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions were effective for us as of January 1, 2010, except for the additional disclosures related to activities for Level 3 measurements which are effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
Recently Issued Accounting Standards

In July 2010 the FASB issued new guidance, which is now part of ASC 310, “Receivables”. The new guidance increases the disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. Some of the provisions were effective for us as of December 31, 2010 and others as of January 1, 2011. We have not had and do not expect a material impact on our financial statements from the adoption of this guidance.
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
Unallocated Corporate — includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily income tax related accounts, cash and cash equivalents, the Armstrong brand name, the U.S. prepaid pension cost and long-term debt. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as specific activity, time reporting, headcount, square-footage or net sales. The remaining items, which cannot be attributed to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

	Resilient	Wood	Building		Unallocated
For the year ended 2010	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,013.2	$479.1	$1,135.5	$138.6	—	$2,766.4
Equity (earnings) from joint venture	—	—	(45.0)	—	—	(45.0)
Segment operating income (loss) (1)	13.1	(45.8)	171.0	(6.4)	(50.8)	81.1
Restructuring charges	13.9	0.9	3.2	—	4.0	22.0
Segment assets	582.6	340.7	931.4	47.9	1,019.8	2,922.4
Depreciation and amortization	38.6	26.4	62.5	2.0	13.8	143.3
Asset impairments	2.1	22.4	—	—	6.1	30.6
Investment in joint venture	—	—	188.6	—	—	188.6
Capital additions	24.0	12.2	47.7	3.0	5.8	92.7

	Resilient	Wood	Building		Unallocated
For the year ended 2009	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,031.7	$510.4	$1,087.7	$150.2	—	$2,780.0
Equity (earnings) from joint venture	—	—	(40.0)	—	—	(40.0)
Segment operating income (loss) (1)	0.1	(5.9)	155.9	(18.3)	(41.2)	90.6
Segment assets	645.2	410.3	966.0	53.2	1,227.9	3,302.6
Depreciation and amortization	45.2	14.9	61.5	7.2	18.0	146.8
Asset impairments	3.0	18.0	—	—	—	21.0
Investment in joint venture	0.1	—	194.5	—	—	194.6
Capital additions	50.5	10.3	31.8	2.5	10.0	105.1

	Resilient	Wood	Building		Unallocated
For the year ended 2008	Flooring	Flooring	Products	Cabinets	Corporate	Total
Net sales to external customers	$1,220.1	$624.6	$1,369.1	$179.2	—	$3,393.0
Equity (earnings) from joint venture	—	—	(56.0)	—	—	(56.0)
Segment operating income (loss) (1)	(16.8)	(2.4)	239.7	(6.7)	(2.9)	210.9
Restructuring charges	—	—	—	—	0.8	0.8
Segment assets	670.2	470.9	1,049.6	71.2	1,089.9	3,351.8
Depreciation and amortization	49.8	12.6	64.8	2.4	20.2	149.8
Asset Impairments	2.9	25.4	—	—	—	28.3
Investment in joint venture	0.1	—	208.1	—	—	208.2
Capital additions	26.4	11.8	41.1	3.7	12.0	95.0

(1)	Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income to earnings from continuing operations before income taxes. These items are only measured and managed on a consolidated basis:

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	2010	2009	2008
Segment operating income	$81.1	$90.6	$210.9
Interest expense	21.2	17.7	30.8
Other non-operating expense	1.2	0.9	1.3
Other non-operating (income)	(8.0)	(3.2)	(10.6)

Earnings from continuing operations before income taxes	$66.7	$75.2	$189.4

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas
Net trade sales	2010	2009	2008
Americas:
United States	$1,742.4	$1,810.5	$2,177.4
Canada	179.4	152.0	166.0
Other Americas	39.5	30.1	43.4

Total Americas	$1,961.3	$1,992.6	$2,386.8

Europe:
Germany	$146.3	$154.7	$185.7
United Kingdom	79.9	94.1	134.7
Other Europe	334.0	347.3	464.1

Total Europe	$560.2	$596.1	$784.5

Total Pacific Rim	$244.9	$191.3	$221.7

Total net trade sales	$2,766.4	$2,780.0	$3,393.0

Property, plant and equipment, net
at December 31	2010	2009
Americas:
United States	$635.7	$678.1
Other Americas	6.0	14.1

Total Americas	$641.7	$692.2

Europe:
Germany	$115.2	$123.1
Other Europe	44.3	63.6

Total Europe	$159.5	$186.7

Total Pacific Rim	$53.7	$50.3

Total property, plant and equipment, net	$854.9	$929.2

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The Wood Flooring business recorded operating losses in 2010 and 2009 primarily due to non-cash impairment charges of $22.4 million and $18.0 million, respectively. The 2010 operating loss also included restructuring charges. See Note 15 for further information on our restructuring charges. The Wood Flooring business had positive cash flows for both 2010 and 2009. There were no indicators of impairment for the tangible assets of the Wood Flooring business in 2010 and 2009 (except as noted below).
During 2010 management decided to exit our corporate flight operations. As a result, we recorded a $6.1 million impairment charge in selling, general and administrative (“SG&A”) expense. The fair value was determined by management estimates and an independent valuation based on information available at that time. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy as described in Note 18) for these assets. We sold the corporate aircraft in the fourth quarter of 2010.
During the first quarter of 2010, we announced that one of our European metal ceilings manufacturing facilities would be shut down in the second quarter of 2010, which prompted us to perform an impairment test for this asset group. The carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value. We sold the facility in the third quarter of 2010.
We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 in SG&A expense for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. The fair value was determined by management estimates of market prices available at that time. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy).
During the third quarter of 2010, we decided to close a ceilings plant, one of our previously idled Wood Flooring plants, portions of another previously idled Wood Flooring plant, and a Resilient Flooring facility. These facilities were shut down in 2010 or will be shut down in 2011. We concluded that an indicator of impairment existed for these asset groups, which prompted us to perform impairment analyses for these asset groups. In each case the carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows, or estimated fair value of the assets, exceeded the carrying value.
In the third quarter of 2010 we announced our intention to exit the residential flooring business in Europe. We concluded that an indicator of impairment existed which prompted us to perform an impairment analysis. The carrying amount of the tangible assets was determined to be recoverable as the estimated fair value of the assets exceeded the carrying value. We sold the assets related to this business during the fourth quarter of 2010.
During the fourth quarter of 2009, we recorded a $3.0 million impairment charge in cost of goods sold for certain European Resilient Flooring tangible assets, primarily machinery and equipment. The fair value was determined by management estimates of market prices and independent valuations of the land and building assets based on observable market data available at that time. This data included recent sales and leases of comparable properties with similar characteristics within the same local real estate market (considered Level 2 inputs in the fair value hierarchy).
The Cabinets business incurred operating losses beginning in 2008 and continuing through 2010. In 2009 and 2010 the carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 4 ACQUISITIONS
As of December 31, 2009, we owned 80% of our Shanghai ceiling operations. During the fourth quarter of 2009, we made deposits of $3.3 million to initiate the purchase of the remaining 20% interest. During the first quarter of 2010, we completed the acquisition with additional cash payments of $7.8 million. We recorded the difference between the purchase price and the net book value of the net equity acquired within capital in excess of par value.
NOTE 5. DIVESTITURES
In the fourth quarter of 2010, the sale of our European metal ceilings contract installation business resulted in a loss of $5.8 million which was recorded in SG&A expenses.
NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	December	December
	31, 2010	31, 2009
Customer receivables	$265.1	$269.3
Customer notes	2.0	2.5
Miscellaneous receivables	5.5	5.6
Less allowance for warranties, discounts and losses	(43.1)	(48.3)

Accounts and notes receivable, net	$229.5	$229.1

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 7. INVENTORIES

	December	December
	31, 2010	31, 2009
Finished goods	$277.7	$281.0
Goods in process	26.7	36.2
Raw materials and supplies	119.9	134.4
Less LIFO and other reserves	(25.8)	(6.6)

Total inventories, net	$398.5	$445.0

Approximately 65% and 63% of our total inventory in 2010 and 2009, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $17.1 million and $4.2 million in 2010 and 2009, respectively.
The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	December 31,	December 31,
	2010	2009
International locations	$124.3	$147.0
Cabinets	10.0	13.7
Wood flooring	0.3	0.6
Resilient flooring	1.3	1.2
U.S. sourced products	3.7	3.2

Total	$139.6	$165.7

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
The sourced products represent certain finished goods sourced from third party manufacturers, primarily from foreign suppliers.
NOTE 8. OTHER CURRENT ASSETS

	December 31,	December 31,
	2010	2009
Prepaid expenses	$28.7	$36.0
Assets held for sale	2.5	7.8
Other	4.1	11.4

Total other current assets	$35.3	$55.2

The reduction in prepaid expenses was primarily due to a prepayment for the buyout of our minority interest partner in China which occurred in 2009.
Assets held for sale decreased due to the sale of a European Resilient Flooring warehouse facility.
The reduction in “Other” was primarily due to the receipt of proceeds from an entrustment loan related to our Chinese entity.
NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,
	2010	2009
Land	$119.9	$131.5
Buildings	298.4	303.8
Machinery and equipment	827.0	787.5
Computer software	32.2	30.6
Construction in progress	60.2	65.8
Less accumulated depreciation and amortization	(482.8)	(390.0)

Net property, plant and equipment	$854.9	$929.2

Land and Buildings decreased primarily due to the 2010 sales of our St. Gallen, Switzerland and Teesside, U.K. facilities with a combined net book value of $11.5 million. See Note 2 for discussion of policies related to property and depreciation and asset retirement obligations.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 10. EQUITY INVESTMENTS
Investment in joint venture of $188.6 million at December 31, 2010 represented the equity interest in our 50% investment in our WAVE joint venture.
We use the equity in earnings method to determine the appropriate classification of distributions from WAVE within our cash flow statement. During 2010 and 2009 WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings. Accordingly, in 2010 and 2009 the distributions were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows. In 2008, $19.5 million of the distributions were reflected as a return of investment in cash flows from investing activity, and the remaining $61.0 million was recorded within cash flows from operating activities.
We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $200.6 million as of December 31, 2010 and $206.6 million as of December 31, 2009. These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are comprised of the following fair value adjustments to assets:

	December 31,	December 31,
	2010	2009
Property, plant and equipment	$1.4	$1.8
Other intangibles	168.7	174.3
Goodwill	30.5	30.5

Total	$200.6	$206.6

Other intangibles include customer relationships, trademarks and developed technology. Customer relationships are amortized over 20 years and developed technology is amortized over 15 years. Trademarks have an indefinite life.
See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31,	December 31,
	2010	2009
Current assets	$112.5	$110.0
Non-current assets	35.7	36.2
Current liabilities	22.1	17.3
Other non-current liabilities	154.8	154.6

	2010	2009	2008
Net sales	$332.2	$307.9	$421.8
Gross profit	137.5	118.9	160.2
Net earnings	105.6	92.8	125.4
See discussion in Note 30 for additional information on this related party.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 11. INTANGIBLE ASSETS
During the fourth quarters of 2010, 2009, and 2008 we conducted our annual impairment testing of non-amortizable intangible assets. Our impairment analysis determined that the carrying value of our Wood Flooring trademarks was in excess of the fair value. We determined the fair value of these intangible assets by utilizing relief from royalty analysis that incorporated projections of revenue and cash flows. The initial fair value for these intangible assets was determined in 2006 as part of fresh start reporting. The fair values were negatively affected by lower expected future sales in the U.S. residential housing market. Based on the result of the analysis, we recorded non-cash impairment charges of $22.4 million in the fourth quarter of 2010, $18.0 million in the fourth quarter of 2009, and 25.4 million in the fourth quarter of 2008. See Note 2 for a discussion of our accounting policy for intangible assets.
Further adjustments were made to the carrying value of intangibles during the fourth quarter of 2010 and 2009. These adjustments were primarily tax-related and due to the purchase of land use rights in China.
The following table details amounts related to our intangible assets as of December 31, 2010 and 2009.

		December 31, 2010		December 31, 2009
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$36.3	$171.0	$27.7
Developed technology	15 years	80.8	22.9	80.9	17.5
Other	Various	11.8	0.7	10.8	0.5

Total		$263.3	$59.9	$262.7	$45.7

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.7		375.8

Total other intangible assets		$616.0		$638.5

			2010	2009	2008
Amortization			$14.2	$14.2	$14.3
Intangible asset impairment			22.4	18.0	25.4

Total amortization expense and impairment charges			$36.6	$32.2	$39.7

The annual amortization expense expected for the years 2011 through 2015 is $14.1 million in each year.
NOTE 12. OTHER NON-CURRENT ASSETS

	December 31,	December 31,
	2010	2009
Cash surrender value of Company owned life insurance policies	$61.5	$56.5
Debt financing costs	19.5	5.6
Other	15.4	19.8

Total other non-current assets	$96.4	$81.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	December 31,
	2010	2009
Payables, trade and other	$169.5	$159.6
Employment costs	109.9	107.2
Restructuring accruals	14.5	—
Other	46.4	44.2

Total accounts payable and accrued expenses	$340.3	$311.0

NOTE 14. SEVERANCE AND RELATED COSTS
See Note 15 for a discussion of severance charges associated with restructuring actions.
In 2010 we recorded $11.2 million in SG&A expense for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment was made in the third quarter of 2010.
During 2010 we announced the shutdown of finished goods production at two Wood Flooring plants, the restarting of certain operations at a previously idled Wood Flooring plant, the closure of a European metal ceilings manufacturing facility and a crew reduction in a European Building Products plant. We recorded $5.7 million of severance and related expenses in 2010 for approximately 500 employees affected by these actions. The charges were recorded in cost of goods sold.
In addition to the charges described above, in 2010 we also recorded $7.5 million of severance and related expenses for employees affected by the elimination of approximately 220 other manufacturing and SG&A positions around the world. The charges were recorded in SG&A expense ($5.6 million) and cost of goods sold ($1.9 million).
In 2009 we recorded $17.5 million of severance and related expenses, primarily to reflect the separation costs for approximately 1,000 employees, including executives and employees affected by the cessation of production at four manufacturing facilities. The charges were recorded in SG&A expenses ($10.5 million) and cost of goods sold ($7.0 million).
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
NOTE 15. RESTRUCTURING ACTIONS
During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. We recorded $22.0 million of restructuring charges in the third and fourth quarters of 2010. The following table summarizes these charges:

		Approximate
		Number of
		Employees
Action Title	2010	Affected	Segment
Floor Products Europe	$11.8	520	Resilient Flooring
North America SG&A	5.8	160	Unallocated Corporate, Building Products, Resilient Flooring
Beaver Falls plant	2.3	150	Building Products
Montreal	1.2	170	Resilient Flooring
Wood products	0.9	80	Wood Flooring

Total	$22.0

Floor Products Europe: We announced in the third quarter of 2010 that we intend to focus our European flooring strategy on products and regions where we believe we can be a market leader, and we will streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we withdrew from the residential market, and as a result, we sold our Teesside, UK, manufacturing facility. In addition, we no longer intend to manufacture heterogeneous vinyl flooring at our Holmsund, Sweden plant, and we anticipate that the Holmsund facility also will close.
In addition to the restructuring costs of $11.8 million reflected in the above table, we also recorded $5.0 million of other related costs in cost of goods sold ($3.5 million) and SG&A ($1.5 million). These costs are primarily related to inventory and samples obsolescence.
In total, we expect to incur expenses of $30 million to $35 million for these actions through 2011. The expenses primarily will include severance benefits and asset write-downs. The amount of severance benefits will be determined following consultations with works councils.
North America SG&A: We are committed to augmenting margin expansion through the aggressive adoption of LEAN practices and projects to standardize, simplify or eliminate SG&A activities. As a result, in the third quarter of 2010, we began to restructure our U.S. SG&A operations. The restructuring expense related to this initiative was recorded in the Unallocated Corporate ($4.0 million), Building Products ($0.9 million) and Resilient Flooring ($0.9 million) segments.
In total, we expect to incur restructuring expenses of $8 million to $12 million through 2011 as we further streamline SG&A functions.
Beaver Falls Plant: In the third quarter of 2010, we announced that the Beaver Falls, Pennsylvania, plant is scheduled to close in 2011. The closing will be phased as we transition production to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we make at the plant.
In addition to the restructuring costs of $2.3 million reflected in the table above, we also recorded $10.0 million of accelerated depreciation in cost of goods sold.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
In total, we expect to incur expenses of $20 million to $25 million for this action through 2011. The expenses will primarily include accelerated depreciation and severance benefits.
Montreal: In the third quarter of 2010, we announced the closing of our warehouse and previously idled plant in Montreal, Canada. The facility closed in the fourth quarter of 2010. The decision to close this facility was driven by the expectation that we will be able to service the demand for our resilient tile products from our other manufacturing locations.
In addition to the restructuring costs of $1.2 million reflected in the previous table, we also recorded $6.5 million of fixed asset write-downs in cost of goods sold.
We do not expect to incur further restructuring costs related to this initiative.
Wood Products: In the third quarter of 2010, we announced the closing of our previously idled Center, Texas plant and a portion of our previously idled Oneida, Tennessee plant. Operations at Center and the strip mill operations at Oneida ceased in the fourth quarter of 2010. The decision to close these facilities was driven by the expectation that we will be able to service the demand for our wood products from our other manufacturing locations.
In addition to the restructuring costs of $0.9 million reflected in the previous table, we also recorded $14.9 million of fixed asset write-downs and lease termination costs in cost of goods sold.
We do not expect to incur further restructuring costs related to these locations.
The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor
	Products	Consolidated	Beaver Falls		Wood
	Europe	SG&A	Plant	Montreal	Products	Total
December 31, 2009	—	—	—	—	—	—
Net charges	$11.8	$5.8	$2.3	$1.2	$0.9	$22.0
Cash payments	(5.7)	(1.1)	(0.4)	—	(0.3)	(7.5)

December 31, 2010	$6.1	$4.7	$1.9	$1.2	$0.6	$14.5

Most of the accrual balance as of December 31, 2010 is expected to be paid during 2011.
NOTE 16. INCOME TAXES
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets, net of valuation allowances, including the remaining federal net operating losses of $175.9 million principally resulting from payments to the Asbestos PI Trust in 2006 under the POR that may be carried forward for the remaining 16 years. In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2010, as well as future reversals of existing taxable temporary differences and projections of future profit before tax.
We have provided valuation allowances for certain deferred state and foreign income tax assets, foreign tax credits and other basis adjustments of $168.1 million. We have $1,376.7 million of state net operating loss (“NOL”) carryforwards with expirations between 2011 and 2030. In addition, we have $496.8 million of foreign NOL carryforwards, of which $464.9 million are available for carryforward indefinitely and $31.9 million expire between 2011 and 2019. We also have alternative minimum tax credit carryforwards of $14.9 million which are available to reduce future federal income taxes.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Our valuation allowances increased from 2009 by a net amount of $12.7 million. This includes a decrease of $1.3 million for foreign tax credits, a decrease of $0.4 million for capital loss carryforwards, a decrease for certain deferred state income tax assets of $2.2 million, and an increase for foreign tax loss carryforwards of $16.6 million. The valuation allowance for foreign tax credits decreased by $1.3 million for carryforward expirations. The valuation allowance for capital losses decreased by $0.4 million due to the reversal of a loss provision made in 2009. The decrease in the valuation allowance for certain deferred state income tax assets of $2.2 million was primarily due to an increase in the amount of future reversals of existing taxable temporary differences. The increase in the valuation allowance for foreign tax loss carryforwards was primarily due to additional unbenefitted losses partially offset by carryforward expirations that also reduced the related deferred income tax assets. We estimate we will need to generate future taxable income of approximately $502.6 million for federal income tax purposes and $1,088.9 million for state income tax purposes during the respective realization periods in order to fully realize the net deferred income tax assets discussed above.

	December 31,	December 31,
Deferred income tax assets (liabilities)	2010	2009
Postretirement benefits	$122.4	$165.1
Pension benefit liabilities	14.4	19.3
Net operating losses	375.7	354.4
Foreign tax credit carryforwards	97.3	88.6
Capital losses	4.4	3.3
Other	89.6	97.2

Total deferred income tax assets	703.8	727.9
Valuation allowances	(168.1)	(155.4)

Net deferred income tax assets	535.7	572.5

Intangibles	(259.9)	(275.8)
Accumulated depreciation	(82.5)	(94.6)
Prepaid pension costs	(32.0)	(28.3)
Tax on unremitted earnings	(98.5)	(87.0)
Inventories	(20.4)	(18.3)
Other	(3.0)	(5.3)

Total deferred income tax liabilities	(496.3)	(509.3)

Net deferred income tax assets	$39.4	$63.2

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets — current	$20.9	$16.3
Deferred income tax assets — noncurrent	45.0	58.2
Deferred income tax liabilities — current	(2.4)	(3.1)
Deferred income tax liabilities — noncurrent	(24.1)	(8.2)

Net deferred income tax assets	$39.4	$63.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

Details of taxes	2010	2009	2008
Earnings (loss) from continuing operations before income taxes:
Domestic	$229.9	$75.5	$171.0
Foreign	(17.1)	(0.3)	18.4
Eliminations of dividends from foreign subsidiaries	(146.1)	—	—

Total	$66.7	$75.2	$189.4

Income tax provision (benefit):
Current:
Federal	$24.0	$(153.4)	$8.3
Foreign	10.5	13.9	21.3
State	(0.1)	1.4	5.4

Total current	34.4	(138.1)	35.0

Deferred:
Federal	22.5	134.9	46.5
Foreign	(3.0)	—	(1.1)
State	1.8	0.7	28.6

Total deferred	21.3	135.6	74.0

Total income tax expense (benefit)	$55.7	$(2.5)	$109.0

At December 31, 2010, we had $99.1 million of book basis (including unremitted earnings) in excess of tax basis in the shares of certain foreign subsidiaries for which no deferred income taxes have been provided because we consider the underlying earnings to be permanently reinvested. This basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations. We do, however, estimate that approximately $0.8 million in foreign withholding taxes would be payable if the underlying earnings were to be distributed.

Reconciliation to U.S. statutory tax rate	2010	2009	2008
Continuing operations tax at statutory rate	$23.3	$26.3	$66.3
State income tax expense, net of federal benefit	1.5	2.2	8.1
(Decrease)/increase in valuation allowances on deferred state income tax assets	(2.2)	(0.8)	13.9
Increases in valuation allowances on deferred foreign income tax assets	14.9	17.3	14.2
Decrease in valuation allowance for foreign tax credits	—	(31.3)	—
Tax on foreign and foreign-source income	(4.4)	(3.7)	(0.9)
Interest on uncertain tax positions	—	—	5.9
Permanent book/tax differences	1.2	4.7	(2.4)
Impact of health care reform legislation on Medicare Part D subsidy	22.0	—	—
IRS audit settlement	—	(12.9)	—
Recharacterization of stock loss	—	(7.6)	—
Tax on unremitted earnings	(0.6)	3.3	3.9

Tax expense (benefit) at effective rate	$55.7	$(2.5)	$109.0

During March 2010 President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). The federal government currently provides a partial subsidy, on a tax-free

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
basis, to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”). The Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. As a result of this change in tax treatment, we recorded a non-cash income tax charge of approximately $22 million in the first quarter of 2010. We also recorded a decrease of $16.1 million to noncurrent deferred income tax assets and accumulated other comprehensive income that was related to an adjustment to the non-subsidized portion of our postretirement benefit liabilities.
In October 2007, we received $178.7 million in refunds for federal income taxes paid over the preceding ten years. The refunds resulted from the carryback of a portion of NOL’s created by the funding of the Asbestos PI Trust in October 2006. The refunds were subject to an examination by the Internal Revenue Service (“IRS”). Upon receipt of the refunds in the fourth quarter of 2007, we recorded a liability of $144.6 million pending completion of the IRS audit. We also recorded a noncurrent deferred income tax asset of $144.6 million for future tax benefits that would result from a disallowance of the refunds. In addition, we had accrued $10.0 million of interest as of June 30, 2009, on this unrecognized tax benefit as income tax expense.
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
Additionally, through the second quarter of 2009, we had accrued U.S. income taxes of approximately $50 million for unremitted earnings of foreign subsidiaries that were not considered to be permanently reinvested. Due to uncertainty regarding the NOL carryover discussed above, we provided a valuation allowance of $31.3 million on the foreign tax credits that would be available upon the remittance of these earnings to the U.S. With the settlement of the IRS audit in July 2009, this uncertainty was eliminated. Therefore, in the third quarter of 2009, we removed the valuation allowance on these foreign tax credits.
We have $126.3 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2010. Of this amount $81.1 million ($79.7 million, net of federal benefit), if recognized in future periods, would impact the reported effective tax rate. The remaining amount of $45.2 million, if recognized in future periods, would be fully reduced by additional valuation allowances.
It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate that UTB’s may decrease by $0.7 million due to statutes expiring and increase by $2.4 million due to uncertain tax positions expected to be taken on tax returns.
We account for all interest and penalties on uncertain income tax positions as income tax expense. We reported $1.8 million of interest and penalty exposure as accrued income tax in the Consolidated Balance Sheet as of December 31, 2010, of which $1.2 million was recognized as income tax expense during 2010.
We have significant operations in over 25 countries and file income tax returns in approximately 85 tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, we have open tax years subject to tax audit on average of between three years and six years. We have not materially extended any open statutes of limitation for any significant location and have reviewed and accrued for, where necessary, tax liabilities for open periods. As discussed above, the IRS audit for the 2005 and 2006 tax years was completed during the third quarter of 2009. The tax years 2007, 2008, 2009 and 2010 are subject to future potential tax adjustments. All tax years prior to 2007 have been settled with the IRS.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We also have examinations in progress in Germany and Canada. We have evaluated the need for tax reserves for these audits.
We had the following activity for UTB’s for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Unrecognized tax benefits balance at January 1	$57.5	$174.4	$180.7
Gross change for current year positions	71.5	6.1	0.8
Increases for prior period positions	2.5	29.1	3.4
Decrease for prior period positions	(2.4)	(149.8)	(8.0)
Decrease due to settlements and payments	(1.8)	(1.9)	(0.9)
Decrease due to statute expirations	(1.0)	(0.4)	(1.6)

Unrecognized tax benefits balance at December 31	$126.3	$57.5	$174.4

Other taxes	2010	2009	2008
Payroll taxes	$64.3	$64.7	$71.2
Property, franchise and capital stock taxes	14.4	16.0	15.4
NOTE 17. DEBT

		Average		Average
	December 31,	year-end	December 31,	year-end
	2010	interest rate	2009	interest rate
Term loan A due 2011	—	—	$262.5	1.78%
Term loan B due 2013	—	—	191.6	1.98%
Term loan A due 2015	$250.0	3.28%	—	—
Term loan B due 2017	550.0	5.00%	—	—
Revolver ($250 million) due 2015	25.0	5.25%	—	—
Other Short Term Bank Loans	—	—	0.1	1.00%
Other Long Term Bank Loans	4.9	3.85%	8.3	5.05%
Tax exempt bonds due 2025 – 2041	45.0	2.00%	10.0	1.83%
Capital lease obligations due through 2018	—	—	0.1	4.37%

Subtotal	874.9	4.36%	472.6	1.92%
Less current portion and short-term debt	35.3	5.02%	40.1	2.47%

Total long-term debt, less current portion	$839.6	4.33%	$432.5	1.87%

On November 23, 2010, we refinanced our $1.1 billion credit facility and executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. During 2010 we were in compliance with all covenants of the previous and current credit agreements. This new facility consists of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. This $1.05 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. In 2010, in connection with the refinancing, we repaid amounts owed under the previous credit facility and wrote off $3.8 million of unamortized debt financing costs related to our previous credit facility to interest expense.
The senior credit facility includes two financial covenants which require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0 after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. As of December 31, 2010 we were in compliance with these covenants. We believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion is priced at 3.50% over LIBOR with a 1.50% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. The unpaid balances of Term Loan A ($250 million), Revolving Credit ($25 million) and Term Loan B ($550 million) of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be reborrowed.
Mandatory prepayments are required under the senior credit facility pursuant to an annual leverage test starting with the year ending December 31, 2011 under which, if our consolidated leverage ratio is greater than 2.0 to1.0 but less than 2.5 to 1.0, we would be required to make a prepayment of 25% of Consolidated Excess Cash Flow as defined by the credit agreement. If our Consolidated Leverage Ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of Consolidated Excess Cash Flow.
On December 10, 2010 we entered into a $100 million Accounts Receivable Securitization Facility with financial institutions (the “funding entities”) with a three year term. Under this agreement Armstrong World Industries and Armstrong Hardwood Flooring Company (the Originators) sell their accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction, therefore any receivables sold to ARC are not available to the general creditors of AWI. ARC then sells an undivided interest in the purchased accounts receivables to the funding entities. This undivided interest acts as collateral for drawings on the facility. Any borrowings under this facility are obligations of ARC and not AWI. ARC contracts with and pays a servicing fee to Armstrong World Industries to manage, collect and service the purchased accounts receivables.
All new receivables under the program generated by the originators are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by ARC, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. ARC has issued subordinated notes payable to the originators for the difference between the face amount of uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The subordinated notes issued by ARC are subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated notes payable, which are eliminated in consolidation, totaled $97.5 million as of December 31, 2010. As of December 31, 2010 we had no borrowings under this facility but had $36.2 million of letters of credit issued under the facility.
On December 16, 2010 we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041. As of December 31, 2010 the $30 million of unspent proceeds must be used for expenditures related to the construction of our new mineral wool plant and are therefore accounted for as restricted cash within other non-current assets.
Approximately $0.4 million of the remaining outstanding debt as of December 31, 2010 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

Scheduled payments of long-term debt:
2011	$10.3
2012	$18.1
2013	$30.5
2014	$43.0
2015	$180.5
2016 and later	$567.5
We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2010, we had a $250 million revolving credit facility with a $150 million sublimit for letters of credit, of which $37.3 million was outstanding. There were $25 million of borrowings under the revolving credit facility. Availability under this facility totaled $187.7 million as of December 31, 2010. We also have the $100 million securitization facility which as of December 31, 2010 had letters of credit outstanding of $36.2 million and no borrowings against it. Maximum capacity under this facility was $63.8 million, subject to accounts receivable balances and other collateral adjustments, as of December 31, 2010. As of December 31, 2010, our foreign subsidiaries had available lines of credit totaling $25.6 million of which $2.4 million was only available for letters of credit and guarantees. There were no borrowings under these lines of credit as of December 31, 2010 leaving $23.2 million of unused lines of credit available for foreign borrowings. There were $0.9 million of letters of credit issued under these credit lines as of December 31, 2010 leaving additional letter of credit availability of $1.5 million.
On December 31, 2010, we had outstanding letters of credit totaling $74.4 million, of which $37.3 million was issued under the revolving credit facility, $36.2 million was issued under the securitization facility and $0.9 million of international subsidiary letters of credit were issued by other banks. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.
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
UNITED STATES PLANS
The following tables summarize the balance sheet impact of the pension and postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the qualified, funded Retirement Income Plan (RIP) and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We use a December 31 measurement date for our U.S. defined benefit plans.

U.S. defined-benefit pension plans	2010	2009
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,780.1	$1,755.7
Service cost	16.4	18.0
Interest cost	96.4	96.0
Plan amendments	0.4	12.9
Special termination benefits	—	0.2
Actuarial loss	91.6	11.1
Benefits paid	(117.2)	(113.8)

Benefit obligation as of end of period	$1,867.7	$1,780.1

Change in plan assets:
Fair value of plan assets as of beginning of period	$1,850.3	$1,701.6
Actual return on plan assets	210.1	259.2
Employer contribution	3.4	3.3
Benefits paid	(117.2)	(113.8)

Fair value of plan assets as of end of period	$1,946.6	$1,850.3

Funded status of the plans	$78.9	$70.2

U.S. defined-benefit pension plans	2010	2009
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.10%	5.60%
Rate of compensation increase	3.10%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.60%	5.60%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%
The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,849.5 million and $1,755.7 million at December 31, 2010 and 2009, respectively.

U.S. pension plans with benefit obligations in excess of assets	2010	2009
Projected benefit obligation, December 31	$49.4	$43.9
Accumulated benefit obligation, December 31	48.8	42.8
Fair value of plan assets, December 31	—	—
The components of pension credit are as follows:

U.S. defined-benefit pension plans	2010	2009	2008
Service cost of benefits earned during the period	$16.4	$18.0	$17.4
Interest cost on projected benefit obligation	96.4	96.0	97.8
Expected return on plan assets	(167.0)	(171.2)	(175.3)
Amortization of prior service cost	1.8	1.8	0.3
Recognized net actuarial loss	4.3	—	—

Net periodic pension credit	$(48.1)	$(55.4)	$(59.8)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Investment Policies
The RIP’s primary investment objective is to maintain the funded status of the plan such that the likelihood that we will be required to make significant contributions to the plan is limited. This objective is to be achieved by:
•	Investing a substantial portion of the plan assets in high quality corporate bonds whose duration is at least equal to that of the plan’s liabilities such that there is a relatively high correlation between the movements of the plan’s liability and asset values.
•	Investing in publicly traded equities in order to increase the ratio of plan assets to liabilities over time.
•	Limiting investment return volatility by diversifying among additional asset classes with differing expected rates of return and return correlations.
•	Using derivatives to either implement investment positions efficiently or to hedge risk but not to create investment leverage.
Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2010 and 2009 position for each asset class:

	Target Weight at	Position at December 31,
Asset Class	December 31, 2010	2010	2009
Domestic equity	40%	37%	38%
International equity	22%	21%	22%
High yield bonds	5%	5%	6%
Long duration bonds	26%	31%	30%
Real estate	7%	5%	4%
Other fixed income	0%	1%	0%
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The following table sets forth by level within the fair value hierarchy a summary of the RIP’s assets measured at fair value on a recurring basis:

	Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$604.5	—	$604.5
Domestic equity	$604.2	91.5	—	695.7
International equity	145.1	254.3	—	399.4
High yield bonds	—	98.3	—	98.3
Real estate	—	—	$103.1	103.1
Other investments	—	—	5.5	5.5
Money market investments	29.9	—	—	29.9
Receivables/short term investments, net	10.2	—	—	10.2

Net assets	$789.4	$1,048.6	$108.6	$1,946.6

	Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$541.2	—	$541.2
Domestic equity	$683.4	2.9	—	686.3
International equity	145.2	260.6	—	405.8
High yield bonds	—	98.1	—	98.1
Real estate	—	—	$84.6	84.6
Other investments	—	—	8.4	8.4
Money market investments	24.9	—	—	24.9
Receivables/short term investments, net	1.0	—	—	1.0

Net assets	$854.5	$902.8	$93.0	$1,850.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The table below sets forth a summary of changes in the fair value of the RIP’s level 3 assets for the years ended December 31, 2009 and 2010:

	Level 3 Assets Gains and Losses
		Other
	Real Estate	Investments	Total
Balance, December 31, 2008	$116.1	$10.2	$126.3
Realized (loss) gain	(0.5)	0.3	(0.2)
Unrealized (loss) gain	(30.8)	(1.4)	(32.2)
Purchases, (sales), issuances, (settlements), net	(0.2)	(0.7)	(0.9)

Balance, December 31, 2009	$84.6	$8.4	$93.0
Realized (loss) gain	(1.6)	0.4	(1.2)
Unrealized (loss) gain	9.7	(1.5)	8.2
Purchases, (sales), issuances, (settlements), net	10.4	(1.8)	8.6

Balance, December 31, 2010	$103.1	$5.5	$108.6

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010 and 2009.
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
Domestic and International equity securities: Consists of investments in common and preferred stocks as well as investments in registered investment funds investing in equities tailored to institutional investors. Common and preferred stocks are valued at the closing price reported on the active market on which the individual securities are traded. There are no readily available market quotations for registered investment company funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Other Investments: Consists of investments in a group insurance annuity contract and a limited partnership. The fair value for the group insurance annuity contract was determined by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer. For our investment in the limited partnership, the majority of the partnership’s underlying securities are invested in publicly traded securities which are valued at the closing price reported on the active market on which the individual securities are traded. The remaining other investments within the partnership are valued based on available inputs, including recent financing rounds, comparable company valuations, and other available data. The investment in the limited partnership is non-redeemable until the expiration of the term of the agreement.
Money Market Investments: The money market investment consists of an institutional investor mutual fund, valued at the fund’s net asset value (“NAV”) which is normally calculated at the close of business daily.
Receivables/Short Term Investments, net: Cash and short term investments consist of cash and cash equivalents and other payables and receivables (net). The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments. Other payables and receivables consist primarily of margin on account for a fund, accrued fees and receivables related to investment positions liquidated for which proceeds had not been received at December 31. The carrying amounts of payables and receivables approximate fair value due to the short-term nature of these instruments.
The RIP has $830.0 million and $698.3 million of investments in alternative investment funds at December 31, 2010 and December 31, 2009, respectively, which are reported at fair value, and we have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at NAV under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the RIP’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the RIP’s interest in the funds.
Basis of Rate-of-Return Assumption
Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 8.00% per annum for 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

U.S. defined-benefit retiree health and life
insurance plans	2010	2009
Change in benefit obligation:
Benefit obligation as of beginning of period	$327.5	$334.3
Service cost	2.4	1.9
Interest cost	14.8	16.7
Plan participants’ contributions	5.9	6.0
Plan amendments	—	0.1
Effect of curtailment	(1.9)	(0.2)
Actuarial gain	(16.7)	(3.9)
Benefits paid, gross	(29.8)	(30.2)
Medicare subsidy receipts	2.2	2.8

Benefit obligation as of end of period	$304.4	$327.5

Change in plan assets:
Fair value of plan assets as of beginning of period	—	—
Employer contribution	$21.7	$21.4
Plan participants’ contributions	5.9	6.0
Benefits paid, gross	(29.8)	(30.2)
Medicare subsidy receipts	2.2	2.8

Fair value of plan assets as of end of period	$—	$—

Funded status of the plans	$(304.4)	$(327.5)

U.S. defined-benefit retiree health and life
insurance plans	2010	2009
Weighted-average discount rate used to determine benefit obligations at end of period	4.90%	5.30%
Weighted-average discount rate used to determine net periodic benefit cost for the period	5.30%	5.60%
The components of postretirement benefit costs are as follows:

U.S. defined-benefit retiree health and life
insurance plans	2010	2009	2008
Service cost of benefits earned during the period	$2.4	$1.9	$1.7
Interest cost on accumulated postretirement benefit obligation	14.8	16.7	18.9
Amortization of net actuarial gain	(6.3)	(4.4)	(1.5)

Net periodic postretirement benefit cost	$10.9	$14.2	$19.1

For measurement purposes, average rates of annual increase in the per capita cost of covered health care benefits of 8.6% for pre-65 retirees and 8.5% for post-65 retirees were assumed for 2011, decreasing ratably to an ultimate rate of 5% in 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total service and interest cost components	$0.6	$(0.5)
Effect on postretirement benefit obligation	10.4	(9.4)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Amounts recognized in assets and (liabilities) at year end consist of:

			Retiree Health and Life
	Pension Benefits		Insurance Benefits
	2010	2009	2010	2009
Prepaid pension costs	$128.3	$114.1	—	—
Accounts payable and accrued expenses	(3.9)	(3.3)	$(26.5)	$(30.6)
Postretirement benefit liabilities	—	—	(277.9)	(296.9)
Pension benefit liabilities	(45.5)	(40.6)	—	—

Net amount recognized	$78.9	$70.2	$(304.4)	$(327.5)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at year end consist of:

			Retiree Health and Life
	Pension Benefits		Insurance Benefits
	2010	2009	2010	2009
Net actuarial (loss) gain	$(594.5)	$(550.2)	$58.2	$46.9
Prior service cost	(12.8)	(14.2)	(0.1)	(0.1)

Accumulated other comprehensive (loss) income	$(607.3)	$(564.4)	$58.1	$46.8

We expect to amortize $20.5 million of previously unrecognized prior service cost and net actuarial losses into the pension credit in 2011. We expect to amortize $3.4 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2011.
We expect to contribute $3.9 million to our U.S. defined benefit pension plans and $26.4 million to our U.S. postretirement benefit plans in 2011.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

		Retiree Health and	Retiree Health
		Life Insurance	Medicare Subsidy
	Pension Benefits	Benefits, Gross	Receipts
2011	$124.7	$27.5	$(1.1)
2012	124.3	27.8	(1.2)
2013	126.2	28.1	(1.3)
2014	127.8	27.5	(1.4)
2015	128.2	27.4	(1.5)
2016-2020	659.9	124.1	(9.9)
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We use a December 31 measurement date for all of our non-U.S. defined benefit plans.

Non-U.S. defined-benefit plans	2010	2009
Change in benefit obligation:
Benefit obligation as of beginning of period	$385.8	$329.2
Service cost	5.4	5.1
Interest cost	18.3	19.3
Plan participants’ contributions	1.5	2.0
Foreign currency translation adjustment	(27.7)	18.7
Effect of plan settlements and curtailments	(7.7)	(0.2)
Effect of termination benefits	1.3	—
Actuarial loss	6.1	36.2
Benefits paid	(28.4)	(24.5)

Benefit obligation as of end of period	$354.6	$385.8

Change in plan assets:
Fair value of plan assets as of beginning of period	$190.3	$156.1
Actual return on plan assets	18.7	23.2
Employer contributions	23.9	17.7
Plan participants’ contributions	1.5	2.0
Foreign currency translation adjustment	(11.7)	15.8
Effect of settlements	(5.6)	—
Benefits paid	(28.4)	(24.5)

Fair value of plan assets as of end of period	$188.7	$190.3

Funded status of the plans	$(165.9)	$(195.5)

Non-U.S. defined-benefit plans	2010	2009
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.0%	5.1%
Rate of compensation increase	3.1%	3.3%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.1%	5.8%
Expected return on plan assets	6.5%	6.5%
Rate of compensation increase	3.0%	3.4%

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

Non-U.S. pension plans with benefit obligations in excess of assets	2010	2009
Projected benefit obligation, December 31	$208.2	$384.6
Accumulated benefit obligation, December 31	201.3	359.1
Fair value of plan assets, December 31	39.9	189.0
The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2010	2009	2008
Service cost of benefits earned during the period	$5.4	$5.1	$5.6
Interest cost on projected benefit obligation	18.3	19.3	21.3
Expected return on plan assets	(13.4)	(12.8)	(16.0)
Amortization of net actuarial loss (gain)	0.3	(0.9)	(0.5)

Net periodic pension cost	$10.6	$10.7	$10.4

Investment Policies
Each of the funded non-US pension plan’s primary investment objective is to earn sufficient long-term returns on investments both to increase the ratio of the assets to liabilities in order for the plans to meet their benefits obligations and to minimize required cash contributions to the plans. This is to be achieved by (a) investing primarily in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) utilizing long duration bonds to limit the volatility of the plans’ asset/liability ratios.
Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2010 and 2009:

	Target Weight at	Position at December 31,
Asset Class	December 31, 2010	2010	2009
Equities	54%	56%	60%
Long duration bonds	34%	33%	26%
Other fixed income	3%	2%	8%
Real estate	9%	9%	6%
The following table sets forth by level within the fair value hierarchy a summary of our non-U.S. plan assets measured at fair value on a recurring basis:

	Value at December 31, 2010
Description	Level 1	Level 2	Total
Bonds	—	$65.3	$65.3
Equities	$1.2	105.1	106.3
Real estate	—	15.6	15.6
Cash and other short term investments	1.5	—	1.5

Net assets	$2.7	$186.0	$188.7

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Value at December 31, 2009
Description	Level 1	Level 2	Total
Bonds	—	$64.4	$64.4
Equities	$4.3	110.0	114.3
Real estate	—	11.1	11.1
Cash and other short term investments	0.5	—	0.5

Net assets	$4.8	$185.5	$190.3

Following is a description of the valuation methodologies used for non-U.S. plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010 and 2009.
Bonds: Consists of investments in individual corporate bonds as well as investments in pooled funds investing in fixed income securities tailored to institutional investors. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. There are no readily available market quotations for pooled funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
Equities: Consists of investments in common and preferred stocks as well as investments in pooled funds investing in international equities tailored to institutional investors. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. There are no readily available market quotations for pooled funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.
Real Estate: The plans’ real estate investments are comprised of pooled real estate mutual funds valued based on a compilation of primarily observable market information or a broker quote in a non-active market.
Cash and other Short Term Investments: Cash and short term investments consist primarily of cash and cash equivalents, and plan receivables/payables. The carrying amounts of cash and cash equivalents and receivables/payables approximate fair value due to the short-term nature of these instruments.
The non-U.S. pension plans have $185.4 million and $179.9 million of investments in alternative investment funds at December 31, 2010 and December 31, 2009, respectively, which are reported at fair value. We have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at NAV under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the plans’ interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the plans’ interest in the funds.
Basis of Rate-of-Return Assumption
Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset classe returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.5% for the years ended December 31, 2010 and 2009.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Amounts recognized in the consolidated balance sheets consist of:

	2010	2009
Prepaid pension costs	$2.4	$0.1
Accounts payable and accrued expenses	(11.7)	(12.8)
Pension benefit liabilities	(156.6)	(182.8)

Net amount recognized	$(165.9)	$(195.5)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at year end consist of:

	2010	2009
Net actuarial (loss)	$(11.2)	$(14.4)

Accumulated other comprehensive (loss)	$(11.2)	$(14.4)

We expect to amortize $0.2 million of previously unrecognized net actuarial losses into pension cost in 2011.
The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $338.7 million and $360.2 million at December 31, 2010 and 2009, respectively.
We expect to contribute $15.6 million to our non-U.S. defined benefit pension plans in 2011.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2011	$36.0
2012	19.7
2013	20.1
2014	21.4
2015	21.8
2016-2020	116.6
Costs for other worldwide defined contribution benefit plans and multiemployer pension plans were $13.2 million in 2010, $13.3 million in 2009 and $14.8 million in 2008.
NOTE 19. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Assets/(Liabilities):
Money market investments	—	—	$250.1	$250.1
Total debt, including current portion	$(874.9)	$(882.8)	(472.5)	(462.1)
Foreign currency derivative contracts	(7.0)	(7.0)	(4.1)	(4.1)
Natural gas contracts	(5.5)	(5.5)	(4.6)	(4.6)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The carrying amounts of cash and cash equivalents of $315.8 million at December 31, 2010 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated by using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is verified using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is verified using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider.
As of December 31, 2010 we also have $30.0 million of restricted cash that is held by a trustee related to the construction of our West Virginia mineral wool plant. The trustee has invested the cash in money market investments. The carrying value on our balance sheet approximates the fair value because of the short-term maturity of the instruments.
Refer to Note 18 for a discussion of fair value and the related inputs used to measure fair value. Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2010		December 31, 2009
	Fair value based on		Fair value based on
		Other	Quoted,	Other
	Quoted, active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities):
Money market investments	—	—	$250.1	—
Foreign currency contract obligations	$(7.0)	—	(4.1)	—
Natural gas contracts	—	$(5.5)	—	$(4.6)
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge these exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges that we designate as hedging instruments under ASC 815 are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark-to-market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post or receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2010, we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At December 31, 2010 and December 31, 2009 the notional amount of these hedges was $37 million and $42 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2010 and 2009. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.
In June 2009, we de-designated several monthly natural gas hedge contracts maturing through May 2010 due to their over hedged positions. The over hedged positions were due to updated projected production volumes (and gas usage) at our U.S. ceilings plants that were significantly lower than originally forecasted when we entered into the hedges. We discontinued hedge accounting on the hedges and re-designated a portion of the original contracts based upon our revised forecasts, which were designated as cash flow hedges. Starting in July 2009 the fair value adjustments for the portion of the derivative contracts not designated as a hedge were recognized in cost of goods sold. The earnings impact related to the over hedged portion of these hedges was not material for the years ended December 31, 2010 and 2009.
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of December 31, 2010, our major foreign currency exposures are to the Canadian dollar, the Australian dollar, and the Euro.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $89.9 million and $86.7 million at December 31, 2010 and December 31, 2009, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2010 and 2009.
Intercompany Loans and Dividends — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The underlying intercompany loans are classified as short-term, and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $143.2 million and $8.3 million at December 31, 2010 and December 31, 2009, respectively.
Financial Statement Impacts
Our derivative assets, whether or not designated as hedging instruments, were not material for the years ended December 31, 2010 and 2009.
The following tables detail amounts related to our derivatives as of December 31, 2010 and December 31, 2009.

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	December	December
	Location	31, 2010	31, 2009
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$5.5	$3.6
Natural gas commodity contracts	Other long-term liabilities	—	0.2
Foreign exchange contracts	Accounts payable and accrued expenses	2.4	4.3

Total derivatives designated as hedging instruments		$7.9	$8.1

Derivatives not designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	—	$0.8
Foreign exchange contracts	Accounts payable and accrued expenses	$4.6	0.1

Total derivative liabilities not designated as hedging instruments		$4.6	$0.9

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Amount of (Loss) Recognized in Other
	Comprehensive Income (“OCI”) (Effective
	Portion) (a)
	For the Year Ended	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2010	December 31, 2009
Natural gas commodity contracts	$(5.3)	$(4.3)
Foreign exchange contracts	(2.4)	(4.1)

Total	$(7.7)	$(8.4)

(a)	As of December 31, 2010 the amount of existing (losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $ (7.6) million.

		Gain (Loss) Reclassified from Accumulated OCI
		into Income (Effective Portion)
		For the Year
		Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010	2009
Natural gas commodity contracts	Cost of goods sold	$(9.2)	$(22.4)
Foreign exchange contracts	Cost of goods sold	(5.4)	1.4

Total		$(14.6)	$(21.0)

Location of Gain (Loss)
Recognized in Income on
Derivative (Ineffective
Derivatives in Cash Flow Hedging Relationships	Portion) (a)
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts	SG&A expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial in 2010 and 2009. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of loss recognized in income for derivative instruments not designated as hedging instruments was $4.7 and $1.0 million, respectively, for the years ended December 31, 2010 and 2009.
NOTE 21. GUARANTEES
In disposing of assets, we have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $4.9 million has been recorded as of December 31, 2010.

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
The following table summarizes the activity for the accrual of product warranties for 2010 and 2009:

	2010	2009
Balance at beginning of year	$14.1	$16.3
Reductions for payments	(18.1)	(20.4)
Current year warranty accruals	16.3	18.7
Preexisting warranty accrual changes	(0.2)	(0.5)
Effects of foreign exchange translation	(0.2)	—

Balance at end of year	$11.9	$14.1

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 23. OTHER LONG-TERM LIABILITIES

	December 31, 2010	December 31, 2009
Long-term deferred compensation arrangements	$27.9	$29.8
U.S. workers’ compensation	12.2	11.9
Postemployment benefit liabilities	8.1	9.1
Environmental liabilities	8.3	6.3
Other	13.8	10.0

Total other long-term liabilities	$70.3	$67.1

NOTE 24. STOCK-BASED COMPENSATION PLANS
The 2006 Long-Term Incentive Plan (“2006 Plan”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees. No more than 5,349,000 common shares may be issued under the 2006 Plan, and the 2006 Plan will terminate on October 2, 2016, after which time no further awards may be made. As of December 31, 2010, 2,001,535 shares were available for future grants under the 2006 plan.
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
In August 2009 TPG and the Asbestos PI Trust entered into an agreement whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Under the terms of the 2006 Plan, a change in control occurred as a result of the Asbestos PI Trust and TPG agreement, causing the accelerated vesting of all unvested stock-based compensation. The non-cash charge to earnings related to this accelerated vesting was $31.6 million and was recorded within SG&A expenses in the third quarter of 2009.

	Year Ended December 31, 2010
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,627.5	$25.87
Options granted	526.5	37.22
Option adjustment for December dividend	463.6	24.01
Option shares exercised	(615.4)	(21.55)		$13.2
Options forfeited	(23.8)	(38.06)

Option shares outstanding at end of period	1,978.4	$24.02	6.7	$37.5

Option shares exercisable at end of period	1,323.7	21.78	5.4	$28.1
Option shares expected to vest	627.0	28.52		$9.1

	Year Ended December 31, 2009
			Weighted-
		Weighted-	average	Aggregate
	Number of	average	remaining	intrinsic
	shares	exercise	contractual	value
	(thousands)	price	term (years)	(millions)
Option shares outstanding at beginning of period	1,532.9	$29.85
Options granted	434.9	13.46
Option shares exercised	(79.3)	(29.37)		$1.0
Options forfeited	(261.0)	(27.37)

Option shares outstanding at end of period	1,627.5	$25.87	7.3	$21.3

Option shares exercisable at end of period	1,627.5	25.87	7.3	$21.3
Option shares expected to vest	—	—
We have reserved sufficient authorized shares to allow us to issue new shares upon exercise of all outstanding options. When options are actually exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises. The total grant date fair value of options exercised during the year ended December 31, 2010 was $6.2 million. Cash proceeds received from options exercised for the year ended December 31, 2010 were $13.3 million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the years 2010, 2009 and 2008 are presented in the table below.

	2010	2009	2008
Weighted-average grant date fair value of options granted (dollars per option)	$15.44	$4.77	$12.21
Assumptions
Risk free rate of return	2.8%	2.1%	3.2%
Expected volatility	38.1%	32.7%	29.8%
Expected term (in years)	6.1	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%
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
Under the terms of the 2006 Plan, the Management Development and Compensation Committee of our Board of Directors is required to make equitable adjustments to stock option grants if there is a change in our capital structure. The special cash dividend in December 2010 qualified as a change to our capital structure under the terms of the 2006 Plan. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $52.86 (the NYSE volume weighted average stock price on December 10, 2010, the day before the ex-dividend date) and $40.59 (the NYSE volume weighted average stock price on December 13, 2010, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore, there was no incremental cost recognized in our financial statements due to these award modifications. The following changes were made to the options outstanding as a result of this change:

	Pre-Dividend Grant Terms		Post-Dividend Grant Terms
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options granted in 2006	707,535	$29.37	921,281	$22.55
Options granted in 2007	64,100	39.88	83,452	30.62
Options granted in 2008	151,904	28.45 – 36.74	197,834	21.85 – 28.21
Options granted in 2009	107,779	13.46	140,371	10.34
Options granted in 2010	502,682	34.13 – 38.06	654,673	26.21 – 29.23

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
We have also granted restricted stock and restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2010 and 2009 activity related to these awards follows:

	Non-Vested Stock Awards
		Weighted-
		average fair
	Number of	value at grant
	Shares	date

January 1, 2009	607,486	$36.86
Granted	445,183	13.46
Vested	(947,459)	(26.53)
Forfeited	(105,210)	(34.23)

December 31, 2009	0	$0.00
Granted	72,951	36.52
Vested	0	0.00
Forfeited	0	0.00

December 31, 2010	72,951	$36.52
In addition to options and restricted stock and restricted stock units, we have also granted performance restricted stock and performance restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2010 and 2009 activity related to these awards follows:

	Non-Vested Performance Stock
	Awards
		Weighted-
		average fair
	Number of	value at grant
	Shares	date

January 1, 2009	96,290	$41.23
Granted	116,624	13.46
Vested	(319,371)	(20.08)
Performance premium	106,457	26.02
Forfeited	—	—

December 31, 2009	—	$—
Granted	290,950	38.09
Vested	—	—
Performance premium	11,064	38.19

Forfeited	(29,987)	38.06

December 31, 2010	272,027	$38.09
In 2010 we granted predominantly performance based stock awards to the participants in our long term incentive plan. These awards entitled the recipient to a specified number of shares of Armstrong’s common stock, provided the defined financial targets were achieved over the one year performance period, and the subsequent two year service period was fulfilled. The financial performance targets were met. In addition to these awards we granted our Chief Executive Officer performance restricted stock units vesting equally on December 31, 2012 and 2013, provided that specified stock price targets are achieved.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
In addition to the equity awards described above, as of December 31, 2010 we had 30,924 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan. These awards are settled in cash and generally had vesting periods of one to three years. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2010 was $2.1 million. The awards under the 2006 Phantom Stock Unit Plan are not reflected in the Non-Vested Stock Awards tables above. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under that plan.
During 2008, we adopted the 2008 Directors Stock Unit Plan. At December 31, 2010 and 2009 there were 119,763 and 141,782 restricted stock units, respectively, outstanding under the 2008 Directors Stock Unit Plan. In 2010 and 2009 we granted 59,981 and 29,832 restricted stock units, respectively, to non-employee directors. These awards generally have vesting periods of one to three years, and. as of December 31, 2010 and 2009, 72,147 and 111,950 shares, respectively, were vested but not yet delivered. The awards are generally payable six months following the director’s separation from service. During 2010 we released 61,084 shares to four retired directors. Additionally as a result of these retirements the directors forfeited 20,916 shares in 2010. The awards granted under the 2008 Directors Stock Unit Plan are not reflected in the Non-Vested Stock Awards tables above.
We recognize share-based compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $5.6 million ($3.7 million net of tax benefit) in 2010; $38.9 million ($29.6 million net of tax benefit), including the impact of the accelerated vesting, in 2009, and $8.1 million ($5.2 million net of tax benefit) in 2008. Share-based compensation expense is recorded as a component of SG&A expenses. The benefits of tax deductions in excess of grant date fair value from the exercise of stock options and vesting of stock-based awards for the years ended December 31, 2010 and 2009 was $2.9 million and $1.5 million, respectively. To the extent the vesting date value is greater than the grant date value, the excess tax benefit is a credit to additional paid in capital (“APIC”), but only if it reduces income tax currently payable. Due to our NOL, the credit to APIC will be suspended until the NOL is fully utilized.
As of December 31, 2010, there was $15.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.
NOTE 25. EMPLOYEE COMPENSATION
Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

Employee compensation cost	2010	2009	2008
Wages, salaries and incentive compensation	$627.6	$623.4	$697.5
Payroll taxes	64.3	64.7	71.2
Pension expense (credits), net	(24.3)	(31.4)	(34.6)
Insurance and other benefit costs	59.0	69.1	77.5
Stock-based compensation	5.6	38.3	8.1

Total	$732.2	$764.1	$819.7

2010 includes $11.2 million for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer.

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

	2010	2009	2008
Rent expense	$24.0	$25.8	$25.0
Sublease (income)	(3.0)	(3.1)	(2.0)

Net rent expense	$21.0	$22.7	$23.0

Future minimum payments at December 31, 2010 by year and in the aggregate, having noncancelable lease terms in excess of one year are as follows:

	Total Minimum	Sublease	Net Minimum
Scheduled minimum lease payments	Lease Payments	(Income)	Lease Payments
2011	$12.1	$(0.8)	$11.3
2012	9.4	(0.6)	8.8
2013	4.8	(0.4)	4.4
2014	2.5	(0.2)	2.3
2015	1.4	(0.2)	1.2
Thereafter	4.9	(0.4)	4.5

Total	$35.1	$(2.6)	$32.5

Assets under capital leases at December 31, 2010 and 2009 are not material.
NOTE 27. SHAREHOLDERS’ EQUITY
There were no treasury shares at December 31, 2010 or December 31, 2009.
The balance of each component of accumulated other comprehensive (loss) as of December 31, 2010 and 2009 is presented in the table below.

	December 31,	December 31,
	2010	2009
Foreign currency translation adjustments	$24.7	$23.9
Derivative (loss), net	(5.0)	(5.5)
Pension and postretirement adjustments	(345.4)	(316.2)

Accumulated other comprehensive (loss)	$(325.7)	$(297.8)

The amounts and related tax effects allocated to each component of other comprehensive income (loss) for 2010, 2009, and 2008 are presented in the table below.

	Pre-tax		After tax
2010	Amount	Tax (Expense)	Amount
Foreign currency translation adjustments	$0.3	$(0.6)	$(0.3)
Derivative gain (loss), net	0.7	(0.2)	0.5
Pension and postretirement adjustments	(28.4)	(0.8)	(29.2)
Purchase of non-controlling interest	1.1	—	1.1

Total other comprehensive income (loss)	$(26.3)	$(1.6)	$(27.9)

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)

	Pre-tax		After tax
2009	Amount	Tax (Expense)	Amount
Foreign currency translation adjustments	$38.3	$(3.9)	$34.4
Derivative gain (loss), net	(1.6)	(0.6)	(2.2)
Pension and postretirement adjustments	37.9	(19.1)	18.8

Total other comprehensive income (loss)	$74.6	$(23.6)	$51.0

	Pre-tax		After tax
2008	Amount	Tax (Expense)	Amount
Foreign currency translation adjustments	$(49.2)	$7.1	$(2.2)
Derivative gain (loss), net	0.7	0.7	1.4
Pension and postretirement adjustments	(792.0)	308.5	(483.5)

Total other comprehensive income (loss)	$(840.5)	$316.3	$(524.3)

NOTE 28. SUPPLEMENTAL FINANCIAL INFORMATION

Selected operating expenses	2010	2009	2008
Maintenance and repair costs	$94.6	$103.5	$111.3
Research and development costs	32.9	38.0	38.8
Advertising costs	27.5	28.8	29.6

Other non-operating expense
Foreign currency transaction loss, net of hedging activity	$1.1	$0.3	$1.1
Other	0.1	0.6	0.2

Total	$1.2	$0.9	$1.3

Other non-operating income
Interest income	$7.1	$3.1	$10.5
Foreign currency transaction gain, net of hedging activity	0.7	0.1	0.1
Other	0.2	—	—

Total	$8.0	$3.2	$10.6

NOTE 29. SUPPLEMENTAL CASH FLOW INFORMATION

	2010	2009	2008
Interest paid	$11.3	$10.4	$24.2
Income taxes paid, net	8.5	8.9	25.7
NOTE 30. RELATED PARTIES
We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $79 million in 2010, $67 million in 2009, and $98 million in 2008. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $15.2 million in 2010, $14.2 million in 2009, and $16.1 million in 2008. The net amounts due from us to WAVE for all of our relationships were $2.0 million and $4.1 million at the end of 2010 and 2009, respectively. See Note 10 for additional information.
We incurred approximately $3.1 million and $0.6 million in consulting fees related to services provided by an affiliate of TPG in 2010 and 2009, respectively. The amounts due, from us to the TPG affiliate, were

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
$0.6 million and $0.2 million at the end of 2010 and 2009, respectively. See Note 1 for additional information.
NOTE 31. LITIGATION AND RELATED MATTERS
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
Estimates of our future environmental liability at the Superfund sites and current or former plant sites are based on evaluations of currently available facts regarding each individual site. We consider factors such as our activities associated with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the effect of our Chapter 11 reorganization upon the validity of the claim.
Specific Events
In August 2010 we entered into a Consent Order with the Oregon Department of Environmental Quality (“ODEQ”) along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”) with respect to our St. Helens, Oregon facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. Estimates of our future liability at the site include our estimate of the cost of the investigation work agreed to with ODEQ. Estimates of future liability also include our estimate of the cost of possible remedies for certain portions of the property owned by us. The RI/FS for the portion of the property owned by us is not yet complete. It is probable that additional corrective action for the portion of the property owned by us will be required. Such corrective action may result in additional costs greater than currently estimated, and may be material. We currently are not able to estimate with reasonable certainty the total cost of liability that we may ultimately incur with respect to the Scappoose Bay, although it is possible that such amounts may be material.
Costs and responsibilities for the RI/FS for certain portions of the property owned by us continue to be shared with Kaiser pursuant to an agreement between Kaiser and us. Limited contributions to these costs are also being made available by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property. In

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
August 2010, contemporaneously with the execution of the Consent Order, we, Kaiser and OC entered into a cost allocation agreement for the investigation and possible remediation of the Scappoose Bay.
The U.S. Environmental Protection Agency (“EPA”) has informed us that it has proposed that two landfills located on a portion of our facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek, collectively the “Macon Site,” be added to the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010 we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that will be a portion of the proposed Superfund Site. Our recorded liability includes estimated costs for work that is anticipated to be performed under the Order. Additionally, we will ultimately incur expenses for closure or some form of action on the landfill. While those amounts are not reasonably estimable at this time due to the early stages of the investigation, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the proposed Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. While we are not currently able to estimate with reasonable certainty any amounts we may incur with respect to those activities, such amounts may be material.
Summary of Financial Position
Liabilities of $8.3 million and $6.3 million at December 31, 2010 and, 2009, respectively, were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Consolidated Balance Sheets. No amounts were recorded for probable recoveries at December 31, 2010 and 2009.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.
CUSTOMS LITIGATION
In 2002 we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provided a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We have sought refunds on protested imports of laminate

Armstrong World Industries, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
(dollar amounts in millions)
flooring from April 2001 through January 2007, when the classification was corrected by statute. We began receiving refunds in March 2010, and have received $9.7 million through December 31, 2010. Of this amount, $7.2 million was recorded as a reduction of cost of goods sold within our Resilient Flooring segment, and $2.5 million was recorded as interest income reported within other non-operating income.
ANTIDUMPING AND COUNTERVAILING DUTY PETITION
On October 21, 2010, a coalition of U.S. producers of multilayered wood flooring (not including Armstrong) filed antidumping (“AD”) and countervailing duty (“CVD”) petitions regarding multilayered hardwood flooring from China. The AD petition requests that the Department of Commerce impose duties of up to 269% on imports of multilayered hardwood flooring, which it claims is needed to offset unfair pricing from Chinese imports that injure the U.S. industry. The CVD petition requests an unspecified level of duties be imposed on importers to offset alleged unfair subsidies provided by the Chinese government (such as the undervaluation of the Chinese currency, various tax benefits for foreign-invested enterprises, VAT and tariff exemptions on imported equipment, and electricity being provided at artificially low rates).
We are a domestic producer of multilayered wood flooring. We produce multilayered wood flooring domestically, import from suppliers in China, and have a plant in China that manufactures multilayered wood flooring for export to the U.S. We are specifically mentioned in the AD and CVD petitions as an importer. Under the U.S. AD and CVD laws, a U.S. importer may be responsible for the payment of any antidumping and countervailing duties. The Department of Commerce and the International Trade Commission investigations are ongoing but the outcome of the case remains uncertain. As a result, at this time we cannot determine whether an adverse ruling is probable or estimable. However, if such an adverse ruling were to be issued, we could be subject to duties on multilayered hardwood flooring imported from China, and it is possible such duties could be material.
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
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Net earnings	$11.0	$77.7	$81.0
Net earnings allocated to non-vested share awards	—	(0.4)	(0.6)

Net earnings attributable to common shares	$11.0	$77.3	$80.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2010, 2009, and 2008:

millions of shares	2010	2009	2008
Basic shares outstanding	57.7	56.8	56.4
Dilutive effect of stock option awards	0.5	0.2	—

Diluted shares outstanding	58.2	57.0	56.4

NOTE 33. SPECIAL CASH DIVIDEND
On November 23, 2010 our Board of Directors declared a special cash dividend in the amount of $13.74 per share, or $803.3 million in the aggregate. The special cash dividend, $798.6 million, was paid on December 10, 2010 to shareholders of record as of December 3, 2010. The unpaid portion of the dividend, $4.7 million, is reflected in other long term liabilities and will be paid when the underlying employee shares vest. The dividend was funded in part by the proceeds of the new term loans remaining after repayment of previous debt and in part with existing cash.
NOTE 34. SUBSEQUENT EVENT
In February 2011 we announced plans to idle our Wood Flooring manufacturing plant in Statesville, North Carolina effective April 30, 2011. We plan to service our customers’ ongoing requirements from our other U.S. facilities. This action will reduce employment by approximately 115 positions.

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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to the sections entitled “Board of Directors — Director Information,” “Board Committees — Audit Committee and Audit Committee Expert,” “Board Committees — Nominating and Governance Committee,” “Code of Ethics,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2011 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors — Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2011 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2011 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2011 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2011 annual meeting of shareholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Listing of Documents
1.	The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2010 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 38.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2010, 2009, and 2008 (filed herewith as Exhibit 99.1)

3.	The following exhibits are filed as part of this 2010 Annual Report on Form 10-K:

Exhibit No.	Description

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

No. 10.4	Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010. The amended Nonqualified Deferred Compensation Plan is filed with this Report. *

No. 10.5
Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation Summary is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, wherein it appeared as Exhibit 10.5.*

Exhibit No.	Description

No. 10.6
Amended and Restated Credit Agreement dated as of November 23, 2010, among the company, the other borrower and guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the other lenders party thereto, JP Morgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc. and Barclays Capital, the investment banking division of Barclays Bank, PLC, as co-lead arrangers and joint book makers, is incorporated by reference from the Current Report on Form 8-K dated November 23, 2010, wherein it appeared as Exhibit 10.1.

No. 10.7
Amended and Restated Security Agreement dated as of November 23, 2010, by and among the Company, the grantors named therein and Bank of America, N.A., as collateral agent, is incorporated by reference from the Current Report on Form 8-K dated November 23, 2010, wherein it appeared as Exhibit 10.2.

No. 10.8
Amended and Restated Pledge Agreement dated as of November 23, 2010, by and among the Company, the pledgors named therein and Bank of America, N.A., as collateral agent, is incorporated by reference from the Current Report on Form 8-K dated November 23, 2010, wherein it appeared as Exhibit 10.3.

No. 10.9
Amended and Restated Canadian Pledge Agreement dated as of November 23, 2010, by and among the Company and Bank of America, N.A., as collateral agent, incorporated by reference from the Current Report on Form 8-K dated November 23, 2010, wherein it appeared as Exhibit 10.4.

No. 10.10
Equitable Mortgage of Shares dated February 12, 2007, between the Company and Bank of America, N.A., as administrative agent and collateral agent, is incorporated by reference on from the Current Report on Form 8-K dated November 23, 2010, wherein it appeared as Exhibit 10.5.

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

Exhibit No.	Description

No. 10.17	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.18. *

No. 10.18
2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K dated October 23, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.36. *

No. 10.19
2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K dated October 22, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

No. 10.20
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

No. 10.23	The 2008 Directors Stock Unit Plan, as amended December 8, 2008, November 23, 2010 and November 30, 2010 is filed with this Report.*

No. 10.24
Form of 2009 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein it appeared as Exhibit 10.27. *

No. 10.25
Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K dated June 4, 2010, wherein it appeared as Exhibit 10.1. A Schedule of Participating Officers and Directors is filed with this Report. *

No. 10.26
Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. (incorporated by reference to Exhibit 3 to the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter with the SEC on August 11, 2009).

No. 10.27
Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. (incorporated by reference to Exhibit (e)(4) to the Schedule 14D-9 filed by Armstrong World Industries, Inc. with the SEC on September 15, 2009).

No. 10.28	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K dated January 8, 2010, wherein it appeared as Exhibit 99.2. *

Exhibit No.	Description

No. 10.29	Letter to Frank J. Ready dated January 8, 2010, incorporated by reference from the 2009 Annual Report on Form 10-K, wherein it appeared as Exhibit 10.32. *

No. 10.30
Form of grant letter used in connection with the equity grant of stock options under the 2006 Long-Term Incentive Plan to Thomas B. Mangas is incorporated by reference from the Current Report on Form 8-K dated April 1, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.31
Form of grant letter used in connection with the equity grant of stock options under the 2006 Long-Term Incentive Plan to Messrs. McNamara, Nickel and Ready is incorporated by reference from the Current Report on Form 8-K dated April 1, 2010, wherein it appeared as Exhibit 10.2. *

No. 10.32	Employment Agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report filed on Form 8-K dated June 25, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.33	Change in control agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report on Form 8-K dated June 25, 2010, wherein it appeared as Exhibit 10.2. *

No. 10.34
Form of change in control agreement with Thomas B. Mangas and Jeffrey D. Nickel is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.35	Indemnification Agreement with Matthew J. Espe is incorporated by reference from the Current Report on Form 8-K dated June 4, 2010, wherein it appeared as Exhibit 10.1.

No. 10.36	Form of change in control agreement with Stephen F. McNamara is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

No. 10.37
Form of 2010 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein appeared as Exhibit 10.27. A schedule of Participating Directors to the 2010 Award under the 2008 Directors Stock Unit Plan is filed with this Report.*

No. 10.38
Form of change in control agreement with Thomas B. Kane dated November 4, 2010, is incorporated by reference from the Current Report on Form 8-K dated July 2, 2010, wherein it appeared as Exhibit 10.1. *

No. 11	Computation of Earnings Per Share.

No. 14	The Armstrong Code of Business Conduct, revised as of December 21, 2010, is filed with this Report.

No. 21	Armstrong World Industries, Inc.’s Subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Auditors.

No. 24	Power of Attorney and Authorizing Resolution.

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

Exhibit No.	Description

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2009 and 2010 and for the years ended December 31, 2008, 2009 and 2010.

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

ARMSTRONG WORLD INDUSTRIES, INC. (Registrant)
By:	/s/ Matthew J. Espe
Chief Executive Officer and President

Date: February 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.
Directors and Principal Officers of the registrant AWI:

Name	Title
Matthew J. Espe	Chief Executive Officer and President (Principal Executive Officer)

Thomas B. Mangas	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Stephen F. McNamara	Vice President and Controller (Chief Accounting Officer)

Stanley A. Askren	Director

David Bonderman	Director

Kevin Burns	Director

James J. Gaffney	Director

Tao Huang	Director

Michael F. Johnston	Director

Larry S. McWilliams	Director

James J. O’Connor	Director

John J. Roberts	Director

Richard E. Wenz	Director

Bettina M. Whyte	Director

By:	/s/ Matthew J. Espe
(Matthew J. Espe)
As of February 28, 2011

By:	/s/ Thomas B. Mangas
(Thomas B. Mangas)
As of February 28, 2011

By:	/s/ Stephen F. McNamara
(Stephen F. McNamara)
As of February 28, 2011

SCHEDULE II
Armstrong World Industries, Inc.
Valuation and Qualifying Reserves of Accounts Receivable
(amounts in millions)

	2010	2009	2008
Provision for Losses
Balance at beginning of year	$10.5	$10.8	$11.8
Additions charged to earnings	7.3	7.8	8.6
Deductions	(8.0)	(8.1)	(9.6)
Divestitures	(0.5)	—	—

Balance at end of year	$9.3	$10.5	$10.8

Provision for Discounts and Warranties
Balance at beginning of year	$37.8	$43.7	$51.9
Additions charged to earnings	171.2	182.0	225.6
Deductions	(175.2)	(187.9)	(233.8)

Balance at end of year	$33.8	$37.8	$43.7

Exhibit Index

Exhibit No.

No. 10.4	Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010.

No. 10.23	The 2008 Directors Stock Unit Plan, as amended December 8, 2008, November 23, 2010 and November 30, 2010.

No. 10.25
Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K dated June 4, 2010, wherein it appeared as Exhibit 10.1. A Schedule of Participating Officers and Directors is filed with this Report.

No. 10.37
Form of 2010 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, wherein appeared as Exhibit 10.27. A schedule of Participating Directors to the 2010 Award under the 2008 Directors Stock Unit Plan is filed with this Report.*

No. 11	Computation of Earnings Per Share.

No. 14	The Armstrong Code of Business Conduct, revised as of December 21, 2010.

No. 21	Armstrong World Industries, Inc.’s Subsidiaries.

No. 23.1	Consent of Independent Registered Public Accounting Firm.

No. 23.2	Consent of Independent Auditors.

No. 24	Power of Attorney and Authorizing Resolution.

No. 31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.