Form 10-Q
period 2011-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2011-05-02
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-2116
ARMSTRONG WORLD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-0366390

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 3001, Lancaster, Pennsylvania	17604

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 26, 2011 — 58,307,963.

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
Risk Factors
As noted above, our business, operations and financial condition are subject to various risks. These risks should be taken into account in evaluating any investment decision involving Armstrong World Industries, Inc. (“AWI”). It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. There were no changes to the risk factors disclosed in our 2010 10-K. These and other factors could cause our actual results to differ materially from those in forward-looking statements made in this report.
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
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Net sales	$685.2	$658.9
Cost of goods sold	524.5	513.1

Gross profit	160.7	145.8

Selling, general and administrative expenses	120.1	143.5
Restructuring charges, net	4.9	—
Equity earnings from joint venture	(16.4)	(11.1)

Operating income	52.1	13.4

Interest expense	14.8	3.9
Other non-operating expense	0.3	—
Other non-operating (income)	(0.6)	(0.7)

Earnings before income taxes	37.6	10.2

Income tax expense	24.1	29.6

Net earnings (loss)	$13.5	$(19.4)

Net earnings (loss) per share of common stock:
Basic	$0.23	$(0.34)
Diluted	$0.23	$(0.34)

Average number of common shares outstanding:
Basic	58.1	57.5
Diluted	58.8	57.5
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$244.4	$315.8
Accounts and notes receivable, net	298.6	229.5
Inventories, net	423.8	398.5
Deferred income taxes	20.9	20.9
Income tax receivable	25.3	20.7
Other current assets	49.4	35.3

Total current assets	1,062.4	1,020.7

Property, plant and equipment, less accumulated depreciation and amortization of $500.5 and $482.8, respectively	850.8	854.9

Prepaid pension costs	143.8	130.7
Investment in joint venture	193.7	188.6
Intangible assets, net	554.3	556.1
Restricted cash	30.0	30.0
Deferred income taxes	28.8	45.0
Other noncurrent assets	92.6	96.4

Total assets	$2,956.4	$2,922.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$0.1	$25.0
Current installments of long-term debt	8.8	10.3
Accounts payable and accrued expenses	354.8	340.3
Income tax payable	2.7	4.9
Deferred income taxes	2.4	2.4

Total current liabilities	368.8	382.9

Long-term debt, less current installments	839.6	839.6
Postretirement benefit liabilities	277.2	277.9
Pension benefit liabilities	211.7	202.1
Other long-term liabilities	68.6	70.3
Income taxes payable	35.0	34.7
Deferred income taxes	31.4	24.1

Total noncurrent liabilities	1,463.5	1,448.7

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,185,410 shares in 2011 and 58,070,807 shares in 2010	0.6	0.6
Capital in excess of par value	1,455.2	1,451.2
Accumulated deficit	(21.8)	(35.3)
Accumulated other comprehensive (loss)	(309.9)	(325.7)

Total shareholders’ equity	1,124.1	1,090.8

Total liabilities and shareholders’ equity	$2,956.4	$2,922.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(amounts in millions)
Unaudited

	Three Months Ended March 31, 2011
	Total		AWI Shareholders		Non-Controlling Interest
Common stock:
Balance at beginning of year and March 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$1,451.2		$1,451.2		—
Share-based employee compensation	4.0		4.0		—

Balance at March 31	$1,455.2		$1,455.2		—

Accumulated deficit:
Balance at beginning of year	$(35.3)		$(35.3)		—
Net earnings for period	13.5	$13.5	13.5	$13.5	—

Balance at March 31	$(21.8)		$(21.8)		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(325.7)		$(325.7)		—
Foreign currency translation adjustments	11.4		11.4		—
Derivative gain, net	1.1		1.1		—
Pension and postretirement adjustments	3.3		3.3		—

Total other comprehensive income	15.8	15.8	15.8	15.8	—	—

Balance at March 31	$(309.9)		$(309.9)		—

Comprehensive income		$29.3		$29.3		—

Total shareholders’ equity	$1,124.1		$1,124.1		—

	Three Months Ended March 31, 2010
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.6				$8.6
Non-controlling interest purchase	(8.6)				(8.6)

Balance at March 31	—				—
Common stock:
Balance at beginning of year and March 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1		—
Non-controlling interest purchase	(3.5)		(3.5)		—

Balance at March 31	$2,048.6		$2,048.6		—

Retained earnings:
Balance at beginning of year	$144.4		$144.4		—
Net (loss) for period	(19.4)	$(19.4)	(19.4)	$(19.4)	—

Balance at March 31	$125.0		$125.0		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)		—
Foreign currency translation adjustments	(8.1)		(8.1)		—
Derivative (loss), net	(2.3)		(2.3)		—
Non-controlling interest purchase	1.1		1.1		—
Pension and postretirement adjustments	1.3		1.3		—

Total other comprehensive income	(8.0)	(8.0)	(8.0)	(8.0)	—	—

Balance at March 31	$(305.8)		$(305.8)		—

Comprehensive (loss)		$(27.4)		$(27.4)		—

Total shareholders’ equity	$1,868.4		$1,868.4		—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$13.5	$(19.4)
Adjustments to reconcile net earnings (loss) to net cash (used for)operating activities:
Depreciation and amortization	31.9	28.3
Fixed asset impairment	—	3.1
Deferred income taxes	20.5	26.8
Stock-based compensation	3.1	0.3
Gain on sale of fixed assets	(0.1)	(1.8)
Equity earnings from joint venture	(16.4)	(11.1)
U.S. pension credit	(6.5)	(12.7)
Restructuring charges, net	4.9	—
Restructuring payments	(6.6)	—
Changes in operating assets and liabilities:
Receivables	(63.4)	(52.7)
Inventories	(17.9)	16.6
Other current assets	(7.2)	(2.0)
Other noncurrent assets	7.4	(1.9)
Accounts payable and accrued expenses	12.6	10.0
Income taxes payable	(6.1)	(1.0)
Other long-term liabilities	(5.2)	(11.9)
Other, net	(0.6)	1.4

Net cash (used for) operating activities	(36.1)	(28.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19.3)	(13.0)
Return of investment from joint venture	11.3	11.0
Proceeds from the sale of assets	0.2	0.4

Net cash (used for) investing activities	(7.8)	(1.6)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	0.1	1.4
Payments on revolving credit facility and other debt	(25.0)	—
Issuance of long-term debt	—	4.4
Payments of long-term debt	(1.6)	(11.4)
Financing costs	(7.7)	—
Proceeds from exercised stock options	1.3	—
Purchase of non-controlling interest	—	(7.8)

Net cash (used for) financing activities	(32.9)	(13.4)

Effect of exchange rate changes on cash and cash equivalents	5.4	(1.0)

Net (decrease) in cash and cash equivalents	(71.4)	(44.0)
Cash and cash equivalents at beginning of year	315.8	569.5

Cash and cash equivalents at end of period	$244.4	$525.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

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
In December 2000 AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“the Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). On October 2, 2006, AWI’s court-approved Plan of Reorganization (“POR”) became effective, and AWI emerged from Chapter 11. See Note 1 to our 2010 Form 10-K for more information on the Chapter 11 Case.
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
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2010. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2011 presentation.
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
In January 2010 the Financial Accounting Standards Board (“FASB”) issued new guidance, which is now part of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions were effective for us as of January 1, 2010 except for the additional disclosures related to activities for Level 3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
measurements which were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
In March 2010 the FASB issued new guidance, which is now part of ASC 815, “Derivatives and Hedging”. The new guidance clarifies the scope exception for embedded credit related derivatives. The provisions were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
In July 2010 the FASB issued new guidance, which is now part of ASC 310, “Receivables”. The new guidance increases the disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. Some of the provisions were effective for us as of December 31, 2010 and others were effective January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
Operating results for the first quarters of 2011 and 2010 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
Net sales to external customers	2011	2010
Building Products	$306.9	$267.9
Resilient Flooring	234.7	232.6
Wood Flooring	111.0	124.3
Cabinets	32.6	34.1

Total net sales to external customers	$685.2	$658.9

	Three Months Ended
	March 31,
Segment operating income (loss)	2011	2010
Building Products	$61.5	$42.7
Resilient Flooring	(1.3)	(5.2)
Wood Flooring	3.5	(1.6)
Cabinets	(0.8)	(3.9)
Unallocated Corporate (expense)	(10.8)	(18.6)

Total consolidated operating income	$52.1	$13.4

	Three Months Ended
	March 31,
	2011	2010
Total consolidated operating income	$52.1	$13.4
Interest expense	14.8	3.9
Other non-operating expense	0.3	—
Other non-operating income	(0.6)	(0.7)

Earnings before income taxes	$37.6	$10.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	March 31,	December 31,
Segment assets	2011	2010
Building Products	$975.4	$931.4
Resilient Flooring	624.6	582.6
Wood Flooring	359.4	340.7
Cabinets	48.9	47.9

Total segment assets	2,008.3	1,902.6
Assets not assigned to segments	948.1	1,019.8

Total consolidated assets	$2,956.4	$2,922.4

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2011, we announced the idling of our Statesville, NC engineered wood production facility. As a result, we evaluated the impairment implications of this decision and determined no impairment charge was necessary. Additionally during the first quarter of 2010, we decided to exit our flight operations. As a result, we recorded a $3.1 million impairment charge in selling, general and administrative (“SG&A”) expense. The fair values were determined by management estimates of market prices based upon information available at that time. This data included sales of similar equipment and historical appraisal information (considered Level 3 inputs in the fair value hierarchy as described in Note 14).
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
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31,	December 31,
	2011	2010
Customer receivables	$331.4	$265.1
Customer notes	2.3	2.0
Miscellaneous receivables	8.3	5.5
Less allowance for warranties, discounts and losses	(43.4)	(43.1)

Accounts and notes receivable, net	$298.6	$229.5

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 5. INVENTORIES

	March 31,	December 31,
	2011	2010
Finished goods	$289.6	$277.7
Goods in process	29.4	26.7
Raw materials and supplies	130.6	119.9
Less LIFO and other reserves	(25.8)	(25.8)

Total inventories, net	$423.8	$398.5

NOTE 6. OTHER CURRENT ASSETS

	March 31,	December 31,
	2011	2010
Prepaid expenses	$30.9	$28.7
Assets held for sale	8.6	2.5
Other	9.9	4.1

Total other current assets	$49.4	$35.3

In the first quarter of 2011, we reclassified two North American properties to assets held for sale.
NOTE 7. EQUITY INVESTMENT
Investment in joint venture of $193.7 million at March 31, 2011 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. Condensed income statement data for WAVE is summarized below:

	Three Months Ended
	March 31,
	2011	2010
Net sales	$98.5	$77.2
Gross profit	43.3	32.9
Net earnings	35.4	25.2

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of March 31, 2011 and December 31, 2010.

		March 31, 2011		December 31, 2010
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$38.4	$170.7	$36.3
Developed technology	15 years	80.8	24.2	80.8	22.9
Other	Various	13.5	0.8	11.8	0.7

Total		$265.0	$63.4	$263.3	$59.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.7		352.7

Total other intangible assets		$617.7		$616.0

	Three months ended
	March 31,
	2011	2010
Amortization expense	$3.5	$3.6

NOTE 9. SEVERANCES AND RELATED COSTS
See Note 10 for a discussion of severance charges associated with restructuring actions.
In the first quarter of 2011, we recorded $3.0 million in cost of goods sold for severance and related expenses to reflect position eliminations in our European Resilient Flooring business as a result of improved manufacturing productivity. In addition, we recorded $0.5 million in SG&A expense for severance and related expenses to reflect the separation costs for our former Senior Vice President, General Counsel and Secretary.
In the first quarter of 2010, we recorded $11.2 million in SG&A expense for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment was made in the third quarter of 2010.
During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant. We recorded $2.8 million of severance and related expenses in the first quarter of 2010 for approximately 425 employees affected by these actions. The charges were recorded in cost of goods sold.
NOTE 10. RESTRUCTURING ACTIONS
During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. We recorded $4.9 million of restructuring charges related to those actions in the first quarter of 2011.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
The following table summarizes these charges:

	Three
	Months
	Ended
	March 31,
Action Title	2011	Segment
Floor Products Europe	$3.1	Resilient Flooring

Beaver Falls plant	1.6	Building Products

North America SG&A	0.4	Unallocated Corporate, Resilient Flooring

Other initiatives	(0.2)

Total	$4.9

Floor Products Europe: We announced in the third quarter of 2010 that we intend to focus our European flooring strategy on products and regions where we believe we can be a market leader, and we will streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we withdrew from the residential market, and as a result, we sold our Teesside, UK, manufacturing facility. In addition, we intend to close our heterogeneous vinyl flooring plant in Holmsund, Sweden during the second quarter of 2011.
In addition to the restructuring costs of $3.1 million reflected in the above table, we also recorded $2.1 million of other related costs in cost of goods sold ($1.7 million) and SG&A expense ($0.4 million). These costs are primarily related to inventory obsolescence, accelerated depreciation and plant closure costs.
Through March 31, 2011 we have incurred expense of $22.0 million related to this initiative. In total, we expect to incur expenses of $30 million to $35 million for these actions through 2011. The remaining expenses primarily will include severance benefits and asset write-downs.
Beaver Falls Plant: In the third quarter of 2010, we announced that the Beaver Falls, Pennsylvania, plant was scheduled to close in 2011. Production at the facility officially ended March 31, 2011, and production requirements have been transitioned to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we make at the plant.
In addition to the restructuring costs of $1.6 million reflected in the table above, we also recorded $4.7 million of accelerated depreciation in cost of goods sold.
Through March 31, 2011 we have incurred expense of $18.6 million related to this initiative. In total, we expect to incur expenses of $20 million to $25 million for this action through 2011. The remaining costs are primarily associated with on-going activities related to the closure of the facility.
North America SG&A: We are committed to augmenting margin expansion through the aggressive adoption of LEAN practices and projects to standardize, simplify or eliminate SG&A activities. As a result, in the third quarter of 2010, we began to restructure our U.S. SG&A operations. The first quarter 2011 restructuring expense related to this initiative was recorded in the Unallocated Corporate ($0.3 million) and Resilient Flooring ($0.1 million) segments.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Through March 31, 2011 we have incurred restructuring expense of $6.2 million related to this initiative. In total, we expect to incur restructuring expenses of $8 million to $12 million through 2011 as we further streamline SG&A functions.
The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor		North
	Products	Beaver Falls	America	Other
	Europe	Plant	SG&A	Initiatives	Total
December 31, 2010	$6.1	$1.9	$4.7	$1.8	$14.5
Net charges/(reversals)	3.1	1.6	0.4	(0.2)	4.9
Cash payments	(0.5)	(0.3)	(4.7)	(1.1)	(6.6)
Other	0.5	—	—	—	0.5

March 31, 2011	$9.2	$3.2	$0.4	$0.5	$13.3

The amounts in “Other” are related to the effects of foreign currency translation.
Most of the accrual balance as of March 31, 2011 is expected to be paid during 2011.
NOTE 11. INCOME TAX EXPENSE
The effective tax rate for the first quarter 2011 was lower than the comparable period in 2010, primarily due to the enactment of the healthcare reform legislation in March 2010, partially offset by additional valuation allowances and the reduction of certain deferred tax assets.
During March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. A non-cash income tax charge of $21.6 million was recorded in the first quarter of 2010.
Income tax expense for 2011 and 2010 was negatively affected by additional valuation allowances on foreign and state deferred income tax assets.
We do not expect to record any material changes during 2011 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2010.
NOTE 12. DEBT
On March 10, 2011 we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. We modified the terms of our $550 million Term Loan B incurring a call premium of $5.5 million. The amended terms of the Term Loan B resulted in a lower LIBOR floor (1.0% vs. 1.5%) and interest rate spread (3.0% vs. 3.5%). We also extended its maturity from May 2017 to March 2018. All other terms, conditions and covenants are unchanged from the November 23, 2010 agreement. During the first quarter of 2011, we were in compliance with all covenants of the previous and amended credit agreements. This new facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. This $1.05 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries.
In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium (representing one percent of the principal amount of Term Loan B). This amount was capitalized and is being amortized into interest expense over the life of the loan. Additionally we paid approximately $1.6 million of fees to third parties (banks, attorneys, etc.) which is reflected in interest expense.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2011	2010
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.9	$4.1
Interest cost on projected benefit obligation	23.0	24.1
Expected return on plan assets	(38.1)	(41.8)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial loss	4.8	1.1

Net periodic pension (credit)	$(5.9)	$(12.0)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.6	$0.6
Interest cost on projected benefit obligation	3.6	3.7
Amortization of net actuarial gain	(0.7)	(1.6)

Net periodic postretirement benefit cost	$3.5	$2.7

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.8	$1.4
Interest cost on projected benefit obligation	4.4	4.6
Expected return on plan assets	(3.3)	(3.4)
Amortization of net actuarial loss	0.1	0.1

Net periodic pension cost	$2.0	$2.7

NOTE 14. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Liabilities, net:
Total debt, including current portion	$(848.5)	$(853.4)	$(874.9)	$(882.8)
Foreign currency contract obligations	(3.2)	(3.2)	(7.0)	(7.0)
Natural gas contracts	(2.7)	(2.7)	(5.5)	(5.5)
The carrying amounts of cash and cash equivalents of $244.4 million at March 31, 2011 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider.
As of March 31, 2011 we also have $30.0 million of restricted cash that is held by a trustee related to the construction of our West Virginia mineral wool plant. The trustee has invested the cash in money market investments. The carrying value on our balance sheet approximates the fair value because of the short-term maturity of the instruments.
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
Liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011		December 31, 2010
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Liabilities, net:
Foreign currency contract obligations	$(3.2)	—	$(7.0)	—
Natural gas contracts	—	$(2.7)	—	$(5.5)
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge these exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges that we designate as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
future mark to market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of March 31, 2011, we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 15 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At March 31, 2011 and December 31, 2010 the notional amount of these hedges was $28.9 million and $37.0 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the first quarter of 2011 and 2010. The contracts are based on forecasted usage of natural gas measured in MMBTU’s.
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. At March 31, 2011, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows, resulting from the sale of products to foreign customers and purchases from foreign suppliers, will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly generally up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $75.6 million and $89.9 million at March 31, 2011 and December 31, 2010, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the first quarter of 2011 and 2010.
Intercompany Loan and Dividends — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The underlying intercompany loans are classified as short-term, and translation adjustments related to these loans are recorded in

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $14.8 million and $143.2 million at March 31, 2011 and December 31, 2010, respectively.
Interest Rate Risk — We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. On March 31, 2011 we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, that mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The mark-to-market gains/losses were not material as of March 31, 2011.
Financial Statement Impacts
Our derivative assets, whether or not designated as hedging instruments, were not material as of March 31, 2011 and December 31, 2010.
The following tables detail amounts related to our derivatives as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 31, 2010.

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	March 31,	December 31,
	Location	2011	2010
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$2.7	$5.5
Foreign exchange contracts	Accounts payable and accrued expenses	3.4	2.4

Total derivatives designated as hedging instruments		$6.1	$7.9

Derivatives not designated as hedging instruments

Foreign exchange contracts	Accounts payable and accrued expenses	$0.2	$4.6

Total derivative liabilities not designated as hedging instruments		$0.2	$4.6

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Amount of (Loss) Recognized in Other
	Comprehensive Income (“OCI”) (Effective
	Portion)(a)
	For the Three	For the Three
	Months Ended	Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010
Natural gas commodity contracts	$(2.7)	$(7.0)
Foreign exchange contracts — purchases and sales	(2.9)	(4.8)

Total	$(5.6)	$(11.8)

(a)	As of March 31, 2011 the amount of existing gains/(losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(5.8) million.

		(Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
		For the Three	For the Three
		Months Ended	Months Ended
Derivatives in Cash Flow Hedging Relationships	Location	March 31, 2011	March 31, 2010
Natural gas commodity contracts	Cost of goods sold	$(2.5)	$(3.6)
Foreign exchange contracts — purchases and sales	Cost of goods sold	(0.8)	(1.2)

Total		$(3.3)	$(4.8)

Location of Gain (Loss)
Recognized in Income on
Derivative (Ineffective
Derivatives in Cash Flow Hedging Relationships	Portion) (a)
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts — purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months ended March 31, 2011 and March 31, 2010. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was $4.5 million for the three months ended March 31, 2011 and was insignificant for the three months ended March 31, 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 16. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2011 and 2010:

	2011	2010
Balance at January 1	$11.9	$14.1
Reductions for payments	(3.6)	(4.6)
Current year warranty accruals	4.2	5.1
Preexisting warranty accrual changes	(0.1)	(0.1)
Effects of foreign exchange translation	0.2	(0.2)

Balance at March 31	$12.6	$14.3

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2011	2010
Interest paid	$11.1	$2.1
Income taxes paid, net	$9.7	$3.8
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
The U.S. Environmental Protection Agency (“EPA”) has informed us that it has proposed that two landfills located on a portion of our facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively the “Macon Site”) be added to the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010 we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that will be a portion of the proposed Superfund Site. Our recorded liability includes estimated costs for work that we agreed to perform under the Order. Additionally, we will ultimately incur expenses for closure or some form of action on the landfill. While those amounts are not reasonably estimable at this time due to the early stages of the investigation, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the proposed Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. While we are not currently able to estimate with reasonable certainty any amounts we may incur with respect to those activities, such amounts may be material.
Summary of Financial Position
Liabilities of $8.8 million and $8.3 million at March 31, 2011 and December 31, 2010, respectively, were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Balance Sheets. No amounts were recorded for probable recoveries at March 31, 2011 and December 31, 2010.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are not able to estimate with reasonable certainty future costs which may exceed amounts already recognized.
CUSTOMS LITIGATION
In 2002 we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provided a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We have sought refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We received refunds in 2010 of $9.7 million, less than $0.1 million of which was received in the first quarter of 2010. No refunds were received in 2011, and no significant future refunds are anticipated.
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
In March 2011 the U.S. Department of Commerce announced its preliminary determination of countervailing duties on imports of engineered wood flooring from China. The countervailing duty rate that will apply to shipments from our China plant is 2.25% of import value, which is the rate that will apply to most of the companies that cooperated in the investigation. As a result, U.S. Customs will begin collecting a cash deposit (or bond) on engineered wood flooring from China at these preliminary rates. This preliminary determination became effective on April 6, 2011.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
In March 2011 the World Trade Organization (“WTO”) determined that the U.S. cannot impose on Chinese producers both countervailing duties and treatment of China as a non-market economy for antidumping purposes. The WTO decision echoes an earlier decision of the U.S. Court of International Trade which raised questions regarding the U.S. practice. The specific implications are unclear for pending cases such as ours.
At this time we cannot determine whether a final adverse ruling is probable or estimable. However, if such an adverse ruling were to be issued, we could be subject to additional duties on multilayered hardwood flooring imported from China, and it is possible such duties could be material.
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
The following table is a reconciliation of net earnings (loss) to net earnings (loss) attributable to common shares used in our basic and diluted EPS calculations for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
Net earnings (loss)	$13.5	$(19.4)
Net earnings allocated to non-vested share awards	(0.1)	—

Net earnings (loss) attributable to common shares	$13.4	$(19.4)

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
millions of shares	2011	2010
Basic shares outstanding	58.1	57.5
Dilutive effect of stock option awards	0.7	—

Diluted shares outstanding	58.8	57.5

The diluted loss per share in the three months ended March 31, 2010 is calculated using basic common shares outstanding since using diluted common shares would be anti-dilutive. The difference between the average number of basic and diluted common shares outstanding is due to contingently issuable shares. Due to our net loss position in 2010, unvested restricted shares (participating securities) were excluded from the calculation of both basic and diluted earnings per share.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of March 31, 2011, the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2011 and 2010, and the related condensed consolidated statements of cash flows and shareholders’ equity for the three-month periods ended March 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of earnings, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 2, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries.
This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties including, but not limited to, the factors set forth in our public filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of our Form 10-K for the fiscal year ended December 31, 2010. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Uncertainties Affecting Forward-Looking Statements” and elsewhere in this Form 10-Q.
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of March 31, 2011 we operated 33 manufacturing plants in eight countries, including 22 plants located throughout the U.S. During the first quarter of 2011 we announced plans to idle our Statesville, NC engineered wood flooring production facility in April 2011.
Reportable Segments
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
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the first quarter of 2011, these markets experienced the following:
•	According to the U.S. Census Bureau, in the first quarter of 2011 housing starts in the U.S. residential market declined 9% compared to the first quarter of 2010 to 0.56 million units. Housing completions in the U.S. declined 18% year over year in the first quarter of 2011 with approximately 0.54 million units completed. The National Association of Realtors indicated that sales of existing homes declined 1% year over year to 5.1 million units in the first quarter of 2011.
•	According to the U.S. Census Bureau, for the value of new construction put in place, the rate of decline in the North American key commercial market, in nominal dollar terms, was 12% in the first quarter of 2011 when compared with the same period of 2010. Construction activity in the office, healthcare, retail and education segments declined, 20%, 3%, 13% and 13%, respectively, in the first quarter of 2011 when compared with the same period of 2010.
•	Markets in Western European countries generally experienced continued declines, while Eastern European markets returned to growth.
•	Overall the Pacific Rim experienced growth with strong markets in China and India, partially offset by declines in Australia as a result of reduced government stimulus spending.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our first quarter of 2011 total consolidated net sales by approximately $17 million compared to the first quarter of 2010.
During the first quarter of 2011 we took the following pricing actions:
•	Building Products announced price increases for ceiling tile and grid in the Americas effective February 2011, and again for grid effective April 2011. In Europe we announced price increases for ceiling tile effective in March 2011, and for grid effective in April 2011. We also announced price increases in Asia for both ceiling tile and grid effective in March 2011.
•	Resilient Flooring announced a price increase in Europe effective January 2011 and in the Americas effective February 2011.
•	Cabinets announced a price increase effective February 2011.
If raw material prices continue at, or rise from, current levels additional pricing actions may be announced.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Mix. Each of our businesses offers a wide assortment of products that are differentiated by style/design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the first quarter of 2011 by $7 million when compared to the first quarter of 2010.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2011 these input costs decreased operating income by approximately $14 million when compared to the same period of 2010.
We are committed to augmenting margin expansion through further cost elimination. In early 2010 we stated that, through the aggressive application of LEAN practices and projects to our manufacturing activities and to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $150 million of manufacturing and SG&A costs by 2013. Toward this end, in 2010 we achieved $35 million of cost savings associated with such program, and expect to deliver the remaining savings over the next two years. We recorded expenses of approximately $15 million for these initiatives in the first quarter of 2011. During the first quarter of 2011, we announced the idling of a Wood Flooring manufacturing plant in North Carolina effective April 30, 2011. We will continue to evaluate the efficiency of our manufacturing footprint in the U.S. and Europe. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. As indicated in our discussion of risk factors, our business is subject to certain risks and uncertainties that could cause actual results to differ materially from expected and historical results.
Employees
As of March 31, 2011, we had approximately 9,500 full-time and part-time employees worldwide. This compares to approximately 9,800 employees as of December 31, 2010. The decline was primarily due to SG&A headcount reductions in our U.S. Flooring and corporate operations.
During the first quarter of 2011 we reached collective bargaining agreements with unions representing employees at two plants. During the remainder of 2011, collective bargaining agreements covering approximately 850 employees at four plants are scheduled to expire.

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
2011 COMPARED TO 2010
CONSOLIDATED RESULTS

	Three Months Ended March 31,		Change is Favorable/
	2011	2010	(Unfavorable)
Net sales:
Americas	$490.2	$471.2	4.0%
Europe	146.3	148.7	(1.6)%
Pacific Rim	48.7	39.0	24.9%

Total consolidated net sales	$685.2	$658.9	4.0%

Operating income	$52.1	$13.4	Favorable
Consolidated net sales increased as improved pricing and favorable product mix more than offset volume declines.
Net sales in the Americas increased as improved product mix and price more than offset volume declines.
Net sales in the European markets declined slightly as improvements in volume and price in Building Products were offset by volume declines in Resilient Flooring. Mix was unfavorable for both segments.
Net sales in the Pacific Rim increased approximately 25% primarily on increased volumes partially offset by unfavorable mix.
Cost of goods sold in 2011 was 76.5% of net sales, compared to 77.9% in 2010. The percentage decrease was primarily the result of increased sales and reduced manufacturing costs when compared with the same period in 2010.
SG&A expenses in 2011 were $120.1 million, or 17.5% of net sales, compared to $143.5 million, or 21.8% of net sales, in 2010. The decrease was due to reductions in core SG&A expenses. 2010 was impacted by $11.2 million of separation costs for our former Chairman and Chief Executive Officer and a $3.1 million asset impairment charge related to the termination of our flight operations.
Equity earnings from our WAVE joint venture were $16.4 million in 2011, as compared to $11.1 million in 2010. See Note 7 for further information.
Interest expense was $14.8 million in 2011 compared to $3.9 million in 2010, primarily due to the fourth quarter 2010 refinancing of our debt which increased outstanding debt balances resulting in increased interest expense at higher interest rates than under our previous credit facility.
Income tax expense for the first quarter of 2011 was $24.1 million on pre-tax income of $37.6 million, compared to 2010 income tax expense of $29.6 million on pre-tax income of $10.2 million. The reduction in income tax was due to a 2010 deferred income tax charge of $21.6 million related to the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, partially offset by an increase in pretax income, additional valuation allowances and the reduction of certain deferred tax assets in 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
REPORTABLE SEGMENT RESULTS
Building Products

	Three Months Ended March 31,
	2011	2010	Change is Favorable
Net sales:
Americas	$186.1	$162.0	14.9%
Europe	90.7	82.9	9.4%
Pacific Rim	30.1	23.0	30.9%

Total segment net sales	$306.9	$267.9	14.6%

Operating income	$61.5	$42.7	44.0%
Net sales in the Americas increased on strong volumes and favorable pricing and mix.
Net sales in Europe increased due to improvements in volume and price partially offset by unfavorable mix.
Net sales in the Pacific Rim increased on higher volumes partially offset by unfavorable mix.
Operating income increased as the margin impact of higher sales volumes and favorable pricing more than offset increased input costs. Higher earnings from WAVE were also a positive contribution.
Resilient Flooring

	Three Months Ended March 31,		Change is Favorable/
	2011	2010	(Unfavorable)
Net sales:
Americas	$160.5	$150.8	6.4%
Europe	55.6	65.8	(15.5)%
Pacific Rim	18.6	16.0	16.3%

Total segment net sales	$234.7	$232.6	0.9%

Operating (loss)	$(1.3)	$(5.2)	75.0%
Net sales in the Americas increased as improved product mix and price more than offset volume declines.
Net sales decline in the European markets reflects the volume reduction related to our exit of the residential flooring business in fourth quarter of 2010. Excluding this impact, year over year volume in the European markets remained flat.
Net sales in the Pacific Rim increased on higher volumes in China and India.
The 2011 operating loss included approximately $8.5 million in severance and restructuring related costs in Europe. The year over year operating loss comparison also benefitted from reduced manufacturing costs and the margin impact of strong mix and pricing which was partially offset by raw material inflation and lower volume. Operating loss included European Resilient Flooring losses of $11.6 million for 2011 and $7.1 million for 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Wood Flooring

	Three Months Ended March 31,		Change is Favorable/
	2011	2010	(Unfavorable)
Total segment net sales	$111.0	$124.3	(10.7)%
Operating income (loss)	$3.5	$(1.6)	Favorable
Net sales decreased primarily due to volume declines in US residential markets.
Operating income increased primarily due to reduced manufacturing costs and reduced SG&A costs partially offset by the margin impact of lower sales volume.
Cabinets

	Three Months Ended March 31,		Change is Favorable/
	2011	2010	(Unfavorable)
Total segment net sales	$32.6	$34.1	(4.4)%
Operating (loss)	$(0.8)	$(3.9)	79.5%
Net sales decreased as less favorable mix and price were partially offset by higher volume.
Operating loss decreased primarily due to reduced SG&A and manufacturing costs.
Unallocated Corporate
Unallocated corporate expense of $10.8 million in the first quarter of 2011 decreased from $18.6 million in the prior year. 2010 included $11.2 million of severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer and a $3.1 million asset impairment charge related to the termination of our flight operations. 2011 included a $6.2 million lower pension credit as compared to 2010.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
Operating activities in the first quarter of 2011 used $36.1 million of cash compared to $28.0 million in the first quarter of 2010. The increase in cash used was primarily due to a 2011 increase in inventories (compared to a decrease in 2010), partially offset by increased net earnings.
Net cash used by investing activities was $7.8 million for the first quarter of 2011 compared to $1.6 million for the first quarter of 2010. The increase in cash used was primarily due to increased purchases of property, plant and equipment.
Net cash used for financing activities was $32.9 million for the first quarter of 2011, compared to $13.4 million used during the first quarter of 2010. Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility and refinancing costs of $7.7 million. Net cash used in 2010 was impacted by payments of long-term debt of $11.4 million and the purchase of the 20% non-controlling interest in our Shanghai ceilings operations for $7.8 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On November 23, 2010, we executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. This facility consists of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. This $1.05 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
On March 10, 2011 we entered into an amendment pursuant to which the following changes were effected with respect to Term Loan B:
•	The applicable margin for borrowings under Term Loan B was reduced (i) to 2.00% from 2.50% with respect to base rate borrowings and (ii) to 3.00% from 3.50% with respect to LIBOR borrowings;
•	The minimum interest rate for borrowings under Term Loan B was reduced from 1.50% to 1.00%; and
•	The maturity date for Term Loan B was extended from May 23, 2017 to March 10, 2018. Until maturity, quarterly amortization payments on Term Loan B will continue in an amount equal to 0.25% of the original principal amount of Term Loan B
In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium (representing one percent of the principal amount of Term Loan B; this amount was capitalized and is being amortized into interest expense over the life of the loan) and paid approximately $1.6 million of fees to third parties (banks, attorneys, etc.).
The senior credit facility includes two financial covenants which require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100M to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0 after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. We believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During the first quarter of 2011 we were in compliance with all covenants of the credit agreement.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion (as amended) is priced at 3.00% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. On March 31, 2011 we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, that mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.
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
As of March 31, 2011, we had $244.4 million of cash and cash equivalents, $133.2 million in the U.S. and $111.2 million in various foreign jurisdictions.
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
On December 16, 2010 we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041. As of March 31, 2011 the $30 million of unspent proceeds must be used for expenditures related to the construction of our new mineral wool plant and are therefore accounted for as restricted cash within other non-current assets.
On March 31, 2011 we had outstanding letters of credit totaling $73.0 million, of which $34.2 million was issued under the revolving credit facility, $38.3 million related to the West Virginia bond issue was issued under the securitization facility and $0.5 million of international subsidiary letters of credit were issued by other banks. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of March 31, 2011
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$24.0	—	$24.0
Lines of Credit Available for Letters of Credit	2.6	$1.1	1.5

Total	$26.6	$1.1	$25.5

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have been able to maintain and, as needed, replace, credit facilities to support our foreign operations.
During the past year our Board of Directors has approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the allocation of capital to double our Building Products production capacity in China, and the construction of two China flooring plants. Total capital spending for these projects is currently projected to be $175 to $200 million and will be incurred over several years, with most of the spending occurring in 2011 and 2012.
We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization program, and the availability under the $250 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Form 10-K filing. There have been no material changes in our financial instruments or market risk exposures since December 31, 2010.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2011, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 18 to the Condensed Consolidated Financial Statements for a full description of our legal proceedings.

Item 1A.	Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased[1]	Share	Programs[2]	Programs
Jan 1 – 31, 2011	—	—	—	—
Feb 1 – 28, 2011	—	—	—	—
March 1 – 31, 2011	14,948	$45.27	—	—

Total	14,948		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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
Date: May 2, 2011

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