Form 10-Q
period 2011-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2011-08-01
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 25, 2011 — 58,379,067.

SECTION	PAGES

Uncertainties Affecting Forward-Looking Statements	3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	4 - 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 -35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Uncertainties Affecting Forward-Looking Statements
Our disclosures in this report and in our other public documents and comments contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Those statements provide our future expectations or forecasts and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” etc. in discussions of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.
Forward-looking statements, by their nature, address matters that are uncertain and involve risks (such as those referenced in the Risk Factors section below) because they relate to events and depend on circumstances that may or may not occur in the future. As a result, our actual results may differ materially from our expected results and from those expressed in our forward looking statements. We undertake no obligation to update any forward-looking statements beyond what is required under applicable securities law.
Risk Factors
As noted above, our business, operations and financial condition are subject to various risks. These risks should be taken into account in evaluating any investment decision involving Armstrong. It is not possible to predict or identify all factors that could cause actual results to differ materially from expected and historical results. There have been no material changes to the risk factors disclosed in our 2010 annual report on Form 10-K, other than listed below.
Our plant construction projects may adversely impact our results we are in various stages of building four new manufacturing plants. The total capital spending for these facilities is currently projected to be $175 million to $200 million. There can be no assurance that the actual cost of these facilities will not exceed our projections. In addition, we may experience delays in the construction of these facilities for many reasons, including unavailability of materials, labor or equipment, regulatory matters or inclement weather. Economic and competitive advantages expected from these projects may not materialize as a result of delays, cost overruns or changes in market conditions.
The risks and uncertainties identified in the forward looking statements contained in this report, together with those previously disclosed in our annual report, or those that are presently unforeseen, could result in significant adverse effects on our financial condition, results of operations and cash flows, and cause our actual results to differ materially from our expectations and from those expressed in our forward-looking statements.
We try to reduce the likelihood that these and other risks will significantly affect our businesses, as well as their potential impact. However, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, one or more of these risks could have serious consequences for us, and could cause a material adverse effect on our business. See the related discussions in this document and our other SEC filings and other public documents for more details relating to the risks and uncertainties impacting our business.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three
	Months	Months	Six Months	Six Months
	Ended June	Ended June	Ended June	Ended June
	30, 2011	30, 2010	30, 2011	30, 2010
Net sales	$748.6	$724.8	$1,433.8	$1,383.7
Cost of goods sold	563.9	554.4	1,088.4	1,067.5

Gross profit	184.7	170.4	345.4	316.2

Selling, general and administrative expenses	122.2	131.8	242.3	275.3
Restructuring charges, net	2.4	—	7.3	—
Equity earnings from joint venture	(12.6)	(14.3)	(29.0)	(25.4)

Operating income	72.7	52.9	124.8	66.3

Interest expense	11.5	4.0	26.3	7.9
Other non-operating expense	0.8	0.3	1.1	0.3
Other non-operating (income)	(0.8)	(0.8)	(1.4)	(1.5)

Earnings before income taxes	61.2	49.4	98.8	59.6

Income tax expense	23.3	22.6	47.4	52.2

Net earnings	$37.9	$26.8	$51.4	$7.4

Net earnings per share of common stock
Basic	$0.64	$0.47	$0.88	$0.13
Diluted	$0.64	$0.46	$0.87	$0.13

Average number of common shares outstanding:
Basic	58.3	57.6	58.2	57.6
Diluted	58.9	58.1	58.8	58.1
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$304.6	$315.8
Accounts and notes receivable, net	309.1	229.5
Inventories, net	437.9	398.5
Deferred income taxes	20.9	20.9
Income tax receivable	24.9	20.7
Other current assets	50.2	35.3

Total current assets	1,147.6	1,020.7

Property, plant and equipment, less accumulated depreciation and amortization of $526.0 and $482.8, respectively	855.6	854.9

Prepaid pension costs	156.7	130.7
Investment in joint venture	194.7	188.6
Intangible assets, net	551.9	556.1
Restricted cash	26.4	30.0
Deferred income taxes	45.0	45.0
Other noncurrent assets	93.2	96.4

Total assets	$3,071.1	$2,922.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$0.1	$25.0
Current installments of long-term debt	8.0	10.3
Accounts payable and accrued expenses	385.4	340.3
Income tax payable	—	4.9
Deferred income taxes	2.4	2.4

Total current liabilities	395.9	382.9

Long-term debt, less current installments	838.2	839.6
Postretirement and postemployment benefit liabilities	276.1	277.9
Pension benefit liabilities	214.1	202.1
Other long-term liabilities	74.8	70.3
Income tax payable	35.0	34.7
Deferred income taxes	64.8	24.1

Total noncurrent liabilities	1,503.0	1,448.7

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,375,567 shares in 2011 and 58,070,807 shares in 2010	0.6	0.6
Capital in excess of par value	1,461.7	1,451.2
Retained earnings (accumulated deficit)	16.1	(35.3)
Accumulated other comprehensive (loss)	(306.2)	(325.7)

Total shareholders’ equity	1,172.2	1,090.8

Total liabilities and shareholders’ equity	$3,071.1	$2,922.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(amounts in millions)
Unaudited

	Six Months Ended June 30, 2011
	Total		AWI Shareholders		Non-Controlling Interest
Common stock:
Balance at beginning of year and June 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$1,451.2		$1,451.2		—
Share-based employee compensation	10.5		10.5		—

Balance at June 30	$1,461.7		$1,461.7		—

Retained earnings (accumulated deficit):
Balance at beginning of year	$(35.3)		$(35.3)		—
Net earnings for period	51.4	$51.4	51.4	$51.4	—

Balance at June 30	$16.1		$16.1		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(325.7)		$(325.7)		—
Foreign currency translation adjustments	15.4		15.4		—
Derivative (loss), net	(2.4)		(2.4)		—
Pension and postretirement adjustments	6.5		6.5		—

Total other comprehensive income	19.5	19.5	19.5	19.5	—	—

Balance at June 30	$(306.2)		$(306.2)		—

Comprehensive income		$70.9		$70.9		—

Total shareholders’ equity	$1,172.2		$1,172.2		—

	Six Months Ended June 30, 2010
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.6		—		$8.6
Non-controlling interest purchase	(8.6)		—		(8.6)

Balance at June 30	—		—		—
Common stock:
Balance at beginning of year and June 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1		—
Share-based employee compensation	4.1		4.1		—
Non-controlling interest purchase	(3.5)		(3.5)

Balance at June 30	$2,052.7		$2,052.7		—

Retained earnings:
Balance at beginning of year	$144.4		$144.4		—
Net earnings for period	7.4	$7.4	7.4	$7.4	—

Balance at June 30	$151.8		$151.8		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)		—
Foreign currency translation adjustments	(29.4)		(29.4)		—
Derivative gain, net	2.7		2.7		—
Non-controlling interest purchase	1.1		1.1		—

Pension and postretirement adjustments	0.4		0.4		—

Total other comprehensive (loss)	(25.2)	(25.2)	(25.2)	(25.2)	—	—

Balance at June 30	$(323.0)		$(323.0)		—

Comprehensive (loss)		$(17.8)		$(17.8)		—

Total shareholders’ equity	$1,882.1		$1,882.1		—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$51.4	$7.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61.8	56.4
Fixed asset impairment	—	8.2
Deferred income taxes	39.0	51.7
Share-based compensation	6.0	1.5
Gain on sale of fixed assets	(0.3)	(2.1)
Equity earnings from joint venture	(29.0)	(25.4)
U.S. pension credit	(13.0)	(25.4)
Restructuring charges, net	7.3	—
Restructuring payments	(14.0)	—
Changes in operating assets and liabilities:
Receivables	(71.8)	(62.9)
Inventories	(29.5)	19.8
Other current assets	(8.3)	—
Other noncurrent assets	4.8	(3.1)
Accounts payable and accrued expenses	43.9	54.4
Income taxes payable	(8.4)	(8.5)
Other long-term liabilities	(2.9)	(17.0)
Other, net	(4.9)	1.2

Net cash provided by operating activities	32.1	56.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(49.7)	(31.8)
Restricted cash	3.6	—
Return of investment from joint venture	23.0	24.0
Proceeds from the sale of assets	0.4	10.5

Net cash (used for) provided by investing activities	(22.7)	2.7

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	0.1	1.1
Payments on revolving credit facility and other debt	(25.0)	—
Issuance of long-term debt	—	4.4
Payments of long-term debt	(3.8)	(19.5)
Financing costs	(7.8)	—
Proceeds from exercised stock options	6.8	3.6
Purchase of non-controlling interest	—	(7.8)

Net cash (used for) financing activities	(29.7)	(18.2)

Effect of exchange rate changes on cash and cash equivalents	9.1	(10.3)

Net (decrease) increase in cash and cash equivalents	(11.2)	30.4
Cash and cash equivalents at beginning of year	315.8	569.5

Cash and cash equivalents at end of period	$304.6	$599.9

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
In December 2000 AWI filed a voluntary petition for relief (“the Filing”) under Chapter 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“the Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). On October 2, 2006, AWI’s court-approved Plan of Reorganization (“POR”) became effective, and AWI emerged from Chapter 11. See Note 1 to our 2010 annual report on Form 10-K for more information on the Chapter 11 Case.
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
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2010. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in our Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.
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
In June 2011 the Financial Accounting Standards Board (“FASB”) issued new guidance which is now part of Accounting Standards Codification (“ASC”) 220: “Presentation of Comprehensive Income”. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.
In January 2010 the FASB issued new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions were effective for us as of January 1, 2010 except for the additional disclosures related to activities for Level 3 measurements which were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
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
Operating results for the second quarter and first six months of 2011 and the corresponding periods of 2010 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales to external customers	2011	2010	2011	2010
Building Products	$305.0	$284.4	$611.9	$552.3
Resilient Flooring	274.7	276.0	509.4	508.6
Wood Flooring	133.6	127.2	244.6	251.5
Cabinets	35.3	37.2	67.9	71.3

Total net sales to external customers	$748.6	$724.8	$1,433.8	$1,383.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment operating income (loss)	2011	2010	2011	2010
Building Products	$57.1	$53.0	$118.6	$95.7
Resilient Flooring	11.3	10.0	10.0	4.8
Wood Flooring	13.4	1.1	16.9	(0.5)
Cabinets	0.8	(0.4)	—	(4.3)
Unallocated Corporate (expense)	(9.9)	(10.8)	(20.7)	(29.4)

Total consolidated operating income	$72.7	$52.9	$124.8	$66.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total consolidated operating income	$72.7	$52.9	$124.8	$66.3
Interest expense	11.5	4.0	26.3	7.9
Other non-operating expense	0.8	0.3	1.1	0.3
Other non-operating income	(0.8)	(0.8)	(1.4)	(1.5)

Earnings before income taxes	$61.2	$49.4	$98.8	$59.6

	June 30,	December 31,
Segment assets	2011	2010
Building Products	$992.8	$931.4
Resilient Flooring	647.3	582.6
Wood Flooring	351.0	340.7
Cabinets	49.4	47.9

Total segment assets	2,040.5	1,902.6
Assets not assigned to segments	1,030.6	1,019.8

Total consolidated assets	$3,071.1	$2,922.4

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2011, we announced the idling of our Statesville, NC engineered wood production facility. As a result, we evaluated the impairment implications of this decision and determined no impairment charge was necessary. Additionally during the first quarter of 2010, we decided to exit our flight operations. As a result, we recorded a $3.1 million impairment charge in selling, general and administrative (“SG&A”) expense. The fair values were determined by management estimates of market prices based upon information available at that time. This data included sales of similar equipment and historical appraisal information (considered Level 3 inputs in the fair value hierarchy as described in Note 15).
During the second quarter of 2010, we received additional information regarding the estimated fair value for our flight operations assets. As a result we recorded an additional $3.0 million impairment charge in SG&A expense in the second quarter of 2010. The fair values were determined by management estimates and an independent valuation. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets. We sold the corporate aircraft in the fourth quarter of 2010.
We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 in SG&A expense for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. The fair value was determined by management estimates of market prices available at that time. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy). We sold the warehouse on January 1, 2011.
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
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30,	December 31,
	2011	2010
Customer receivables	$344.0	$265.1
Customer notes	1.8	2.0
Miscellaneous receivables	7.5	5.5
Less allowance for warranties, discounts and losses	(44.2)	(43.1)

Accounts and notes receivable, net	$309.1	$229.5

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
NOTE 5. INVENTORIES

	June 30,	December 31,
	2011	2010
Finished goods	$304.9	$277.7
Goods in process	30.3	26.7
Raw materials and supplies	129.8	119.9
Less LIFO and other reserves	(27.1)	(25.8)

Total inventories, net	$437.9	$398.5

NOTE 6. OTHER CURRENT ASSETS

	June 30,	December 31,
	2011	2010
Prepaid expenses	$33.1	$28.7
Assets held for sale	8.5	2.5
Other	8.6	4.1

Total other current assets	$50.2	$35.3

In the first quarter of 2011, we reclassified two North American properties to assets held for sale.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
NOTE 7. EQUITY INVESTMENT
Investment in joint venture of $194.7 million at June 30, 2011 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$86.6	$92.2	$185.1	$169.4
Gross profit	36.8	39.5	80.1	72.4
Net earnings	28.5	31.6	63.9	56.8
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of June 30, 2011 and December 31, 2010.

		June 30, 2011		December 31, 2010
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$40.6	$170.7	$36.3
Developed technology	15 years	80.7	25.5	80.8	22.9
Other	Various	14.7	0.9	11.8	0.7

Total		$266.1	$67.0	$263.3	$59.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.8		352.7

Total other intangible assets		$618.9		$616.0

	Six months ended June 30,
	2011	2010
Amortization expense	$7.1	$7.1

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2011	2010
Payables, trade and other	$227.5	$169.5
Employment costs	99.5	109.9
Restructuring accruals	8.5	14.5
Other accrued expenses	49.9	46.4

Total accounts payable and accrued expenses	$385.4	$340.3

NOTE 10. SEVERANCES AND RELATED COSTS
See Note 11 for a discussion of severance charges associated with restructuring actions.
In the first quarter of 2011, we recorded $3.0 million in cost of goods sold for severance and related costs to reflect position eliminations in our European Resilient Flooring business as a result of improved

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
manufacturing productivity. In addition, we recorded $0.5 million in SG&A expense for severance and related costs to reflect the separation costs for our former Senior Vice President, General Counsel and Secretary.
In the first quarter of 2010, we recorded $11.2 million in SG&A expense for severance and related costs to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment was made in the third quarter of 2010.
During the first quarter of 2010, we announced the shutdown of finished goods production at two Wood Flooring plants and the restarting of certain operations at a previously idled Wood Flooring plant. We recorded $2.8 million of severance and related costs in the first quarter of 2010 for approximately 425 employees affected by these actions. The charges were recorded in cost of goods sold.
In the second quarter of 2010, we recorded $4.1 million of severance and related costs for employees impacted by the closure of a European metal ceilings manufacturing facility and by the elimination of 75 other manufacturing and SG&A positions around the world.
NOTE 11. RESTRUCTURING ACTIONS
During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. We recorded $2.4 million and $7.3 million of restructuring charges related to those actions in the second quarter and first six months of 2011, respectively.
The following table summarizes these charges:

	Three
	Months	Six Months
	Ended	Ended
	June 30,	June 30,
Action Title	2011	2011	Segment
Floor Products Europe	$2.2	$5.3	Resilient Flooring

Beaver Falls plant	(0.3)	1.3	Building Products

North America SG&A	0.5	0.9	Unallocated Corporate, Resilient Flooring, Building Products

Other initiatives	—	(0.2)

Total	$2.4	$7.3

Floor Products Europe: We announced in the third quarter of 2010 that we intend to focus our European flooring strategy on products and regions where we believe we can be a market leader, and we will streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we withdrew from the residential market, and as a result, we sold our Teesside, UK, manufacturing facility. In addition, we ceased production at our heterogeneous vinyl flooring plant in Holmsund, Sweden during the second quarter of 2011.
In addition to the restructuring costs of $2.2 million for the second quarter and $5.3 million for the first six months of 2011 reflected in the above table, we also recorded $2.7 million in the second quarter and $4.8 million in the first six months of 2011 of other related costs in cost of goods sold ($2.4 million in the second quarter and $4.1 million in the first six months) and SG&A expense ($0.3 million in the second quarter and $0.7 million in the first six months) in the first six months of 2011. These costs are primarily related to inventory obsolescence, accelerated depreciation and plant closure costs.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
Through June 30, 2011 we have incurred expense of $26.9 million related to this initiative. In total, we expect to incur expenses of approximately $30 million for these actions through 2011. The remaining expenses primarily will include severance benefits and asset write-downs.
Beaver Falls Plant: In the third quarter of 2010, we announced that the Beaver Falls, Pennsylvania, plant was scheduled to close in 2011. Production at the facility ended March 31, 2011, and production requirements have been transitioned to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we made at the plant.
In addition to the restructuring credits of $0.3 million in the second quarter and costs of $1.3 million in the first six months of 2011 reflected in the table above, we also recorded $1.8 million in the second quarter and $6.5 million in the first six months of 2011 of accelerated depreciation and $2.8 million of closure-related costs in cost of goods sold in the second quarter and first six months of 2011.
Through June 30, 2011 we have incurred expense of $22.9 million related to this initiative. In total, we expect to incur expenses of up to $25 million for this action through 2011. The remaining costs are primarily associated with on-going activities related to the closure of the facility.
North America SG&A: We are committed to augmenting margin expansion through the aggressive adoption of LEAN practices and projects to standardize, simplify or eliminate SG&A activities. As a result, in the third quarter of 2010, we began to restructure our North American SG&A operations. The first six months of 2011 restructuring expense related to this initiative was recorded in the Unallocated Corporate ($0.6 million), Resilient Flooring ($0.2 million) and Building Products ($0.1 million) segments.
Through June 30, 2011 we have incurred restructuring expense of $6.7 million related to this initiative. In total, we expect to incur restructuring expenses of up to $8 million through 2011 as we further streamline SG&A functions.
The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor		North
	Products	Beaver Falls	America	Other
	Europe	Plant	SG&A	Initiatives	Total
December 31, 2010	$6.1	$1.9	$4.7	$1.8	$14.5
Net charges/(reversals)	5.3	1.3	0.9	(0.2)	7.3
Cash payments	(5.2)	(2.2)	(5.0)	(1.6)	(14.0)
Other	0.7	—	—	—	0.7

June 30, 2011	$6.9	$1.0	$0.6	$—	$8.5

The amounts in “Other” are related to the effects of foreign currency translation.
Most of the accrual balance as of June 30, 2011 is expected to be paid during 2011.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings before income taxes	$61.2	$49.4	$98.8	$59.6
Income tax expense	23.3	22.6	47.4	52.2
Effective tax rate	38.1%	45.7%	48.0%	87.6%
The effective tax rate for the second quarter of 2011 was lower than the comparable period of 2010 due to the partial release of state valuation allowances based on our projected ability to utilize the deferred tax assets to offset future taxable income.
The effective tax rate for the first six months of 2011 was lower than the first six months of 2010 due to the enactment of the healthcare reform legislation in March 2010. The release of the valuation allowance in the second quarter of 2011 offset an increase in the valuation allowance in the first quarter of 2011.
We do not expect to record any material changes during 2011 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2010.
NOTE 13. DEBT
On March 10, 2011 we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. We modified the terms of our $550 million Term Loan B incurring a call premium of $5.5 million. The amended terms of the Term Loan B resulted in a lower LIBOR floor (1.0% vs. 1.5%) and interest rate spread (3.0% vs. 3.5%). We also extended its maturity from May 2017 to March 2018. All other terms, conditions and covenants are unchanged from the November 23, 2010 agreement. During the first six months of 2011, we were in compliance with all covenants of the previous and amended credit agreements. Our facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries.
In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium (representing one percent of the principal amount of Term Loan B). This amount was capitalized and is being amortized into interest expense over the life of the loan. Additionally, we paid approximately $1.6 million of fees to third parties, (banks, attorneys, etc.) which is reflected in interest expense.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.9	$4.1	$7.8	$8.2
Interest cost on projected benefit obligation	23.1	24.1	46.1	48.2
Expected return on plan assets	(38.1)	(41.7)	(76.2)	(83.5)
Amortization of prior service cost	0.4	0.4	0.9	0.9
Amortization of net actuarial loss	4.8	1.0	9.6	2.1

Net periodic pension (credit)	$(5.9)	$(12.1)	$(11.8)	$(24.1)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.6	$0.6	$1.2	$1.2
Interest cost on projected benefit obligation	3.6	3.7	7.2	7.4
Amortization of net actuarial (gain)	(0.7)	(1.6)	(1.4)	(3.2)

Net periodic postretirement benefit cost	$3.5	$2.7	$7.0	$5.4

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$1.0	$1.3	$1.8	$2.7
Interest cost on projected benefit obligation	4.5	4.5	8.9	9.1
Expected return on plan assets	(3.3)	(3.3)	(6.6)	(6.7)
Amortization of net actuarial loss	—	0.1	0.1	0.2

Net periodic pension cost	$2.2	$2.6	$4.2	$5.3

NOTE 15. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Liabilities, net:
Total debt, including current portion	$(846.3)	$(843.2)	$(874.9)	$(882.8)
Foreign currency contract obligations	(2.4)	(2.4)	(7.0)	(7.0)
Natural gas contracts	(3.0)	(3.0)	(5.5)	(5.5)
Interest rate swap contracts	(6.7)	(6.7)	—	—
The carrying amounts of cash and cash equivalents of $304.6 million at June 30, 2011 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
As of June 30, 2011 we also have $26.4 million of restricted cash that is held by a trustee related to the construction of our West Virginia mineral wool plant. The trustee has invested the cash in money market investments. The carrying value on our balance sheet approximates the fair value because of the short-term maturity of the instruments.
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
Liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2011		December 31, 2010
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Liabilities, net:
Foreign currency contract obligations	$(2.4)	—	$(7.0)	—
Natural gas contracts	—	$(3.0)	—	$(5.5)
Interest rate swap contracts	—	(6.7)	—	—
We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.
NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
Counter Party Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap Dealer Agreements (“ISDA’s”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of June 30, 2011, we had no cash collateral posted or received for any of our derivative transactions. These ISDA agreements do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk — We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to movements in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At June 30, 2011 and December 31, 2010 the notional amount of these hedges was $47.5 million and $37.0 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the second quarter or first six months of 2011 and 2010. The contracts are based on forecasted usage of natural gas measured in MMBtu’s.
Currency Rate Risk —
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of June 30, 2011, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly generally up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $49.6 million and $89.9 million at June 30, 2011 and December 31, 2010, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the second quarter or first six months of 2011 and 2010.
Intercompany Loan and Dividends — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The underlying intercompany loans are classified as short-term, and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
intercompany dividend activity as necessary. The notional amount of these hedges was $11.1 million and $143.2 million at June 30, 2011 and December 31, 2010, respectively.
Interest Rate Risk — We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. On March 31, 2011 we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The mark-to-market loss was $6.7 million at June 30, 2011.
Financial Statement Impacts
Our derivative assets, whether or not designated as hedging instruments, were not material as of June 30, 2011 and December 31, 2010.
The following tables detail amounts related to our derivatives as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and June 30, 2010.

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	June 30,	December
	Location	2011	31, 2010
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$3.0	$5.5
Foreign exchange contracts	Accounts payable and accrued expenses	2.7	2.4
Interest Rate Swaps	Other long-term liabilities	6.7	—

Total derivatives designated as hedging instruments		$12.4	$7.9

Derivatives not designated as hedging instruments

Foreign exchange contracts	Accounts payable and accrued expenses	$0.4	$4.6

Total derivative liabilities not designated as hedging instruments		$0.4	$4.6

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)

	Amount of (Loss) Recognized in Other
	Comprehensive Income (“OCI”) (Effective
	Portion) (a)
	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010
Natural gas commodity contracts	$(2.9)	$(4.4)
Foreign exchange contracts — purchases and sales	(1.9)	(0.2)
Interest rate swap contracts	(6.7)	—

Total	$(11.5)	$(4.6)

(a)	As of June 30, 2011 the amount of existing gains/ (losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(4.5) million.

		(Loss) Reclassified from Accumulated OCI into Income
		(Effective Portion)
		For the Three Months		For the Six Months Ended
Derivatives in Cash		Ended June 30,		June 30,
Flow Hedging Relationships	Location	2011	2010	2011	2010
Natural gas commodity contracts	Cost of goods sold	$(1.3)	$(2.0)	$(3.8)	$(5.6)
Foreign exchange contracts — purchases and sales	Cost of goods sold	(1.3)	(1.8)	(2.1)	(3.0)

Total		$(2.6)	$(3.8)	$(5.9)	$(8.6)

Location of Gain (Loss)
Recognized in Income on
Derivative (Ineffective
Derivatives in Cash Flow Hedging Relationships	Portion) (a)
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts — purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months and six months ended June 30, 2011 and June 30, 2010. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was $(0.2) million and $4.3 million for the second quarter and first six months of 2011, respectively, and insignificant for the second quarter and first six months of 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
NOTE 17. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2011 and 2010:

	2011	2010
Balance at January 1	$11.9	$14.1
Reductions for payments	(7.4)	(8.9)
Current year warranty accruals	8.1	8.6
Preexisting warranty accrual changes	(0.1)	(0.2)
Effects of foreign exchange translation	0.3	(0.4)

Balance at June 30	$12.8	$13.2

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.
NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2011	2010
Interest paid	$21.7	$4.4
Income taxes paid, net	$16.7	$9.0
NOTE 19. LITIGATION AND RELATED MATTERS
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
Specific Events
In August 2010 we entered into a Consent Order with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, Oregon ceilings facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. Our current estimate of our future liability at the site relates to the investigation work required by the Consent Order and to the cost of possible remedies for certain portions of the property owned by us. However, the RI/FS for the portion of the property owned by us is not yet complete. It is probable that additional corrective action for the portion of the property owned by us will be required. Such corrective action may result in additional costs greater than currently estimated, and may be material. At this time, we are unable to estimate with reasonable certainty the total costs that we may ultimately incur with respect to the Scappoose Bay, although such amounts may be material.
Costs and responsibilities for the RI/FS for certain portions of the St. Helens property owned by us continue to be shared with Kaiser pursuant to an agreement between Kaiser and us. Limited contributions are also being made by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property. Contemporaneously with the execution of the Consent Order, we, Kaiser and OC also entered into a cost allocation agreement for the investigation and possible remediation of the Scappoose Bay.
The U.S. Environmental Protection Agency (“EPA”) has informed us that it has proposed that two landfills located on a portion of our ceilings facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively the “Macon Site”) be added to the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010 we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that will be a portion of the proposed Superfund Site. Our current estimate of our future liability includes costs for work that we agreed to perform under the EPA order. Additionally, we will ultimately incur expenses for closure or some form of remedial action with respect to the landfill. While those amounts are not estimable at this time due to the early stages of the investigation, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the proposed Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. At this time, we are not able to estimate with reasonable certainty the amounts we may ultimately incur with respect to those activities, although such amounts may be material
Summary of Financial Position
Liabilities of $8.8 million and $8.3 million at June 30, 2011 and December 31, 2010, respectively, were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at June 30, 2011 and December 31, 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are unable to estimate with reasonable certainty future costs which may exceed amounts already recognized.
CUSTOMS LITIGATION
In 2002 we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provided a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We have sought refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We received refunds in 2010 of $9.7 million, $0.2 million of which was received in the first six months of 2010. No significant refunds have been received in 2011 to date, and no significant future refunds are anticipated.
ANTIDUMPING AND COUNTERVAILING DUTY PETITION
On October 21, 2010, a coalition of U.S. producers of multilayered wood flooring (not including Armstrong) filed antidumping (“AD”) and countervailing duty (“CVD”) petitions regarding multilayered hardwood flooring from China. The AD petition requests that the Department of Commerce impose duties of up to 269% on imports of multilayered hardwood flooring, which it claims is needed to offset unfair pricing from Chinese imports that injure the U.S. industry. The CVD petition requests an unspecified level of duties be imposed on importers to offset alleged unfair subsidies provided by the Chinese government (such as the undervaluation of the Chinese currency, various tax benefits for foreign-invested enterprises, tax and tariff exemptions on imported equipment, and electricity being provided at artificially low rates).
We produce multilayered wood flooring domestically and import multilayered wood flooring from suppliers in China. We also have a plant in China that manufactures multilayered wood flooring for export to the U.S. We are specifically mentioned in the AD and CVD petitions as an importer. Under the U.S. AD and CVD laws, a U.S. importer may be responsible for the payment of any antidumping and countervailing duties.
In March 2011, the U.S. Department of Commerce announced its preliminary determination of countervailing duties on imports of engineered wood flooring from China. The countervailing duty rate that will apply to shipments from our China plant is 2.25% of import value, which is the rate that is expected to apply to most of the companies that cooperated in the investigation. As a result, U.S. Customs will begin collecting a cash deposit (or bond) on imports of engineered wood flooring from China at these preliminary rates. This preliminary determination became effective on April 6, 2011.
Subsequent to the preliminary determination, the World Trade Organization (“WTO”) determined that the U.S. cannot impose on Chinese producers both countervailing duties and treatment of China as a non-market economy for antidumping purposes. The WTO decision echoes an earlier decision of the U.S.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial
Statements (Unaudited)
(dollar amounts in millions)
Court of International Trade which raised questions regarding the U.S. practice. At this time, the specific implications for pending cases such as ours remain unclear.
On May 26, 2011, the Department of Commerce announced its preliminary determination of antidumping duties on imports of engineered wood flooring from China. Initially, the duty rate on shipments from our China plant was set at 10.88% of import value. This rate was expected to apply to most of the companies that cooperated in the investigation. On June 20, 2011, the Department of Commerce modified its earlier finding and reduced the rate to 6.78%, retroactive to May 26, 2011. As a result, U.S. Customs will collect a cash deposit (or bond) on imports of engineered wood flooring from China at these preliminary rates. A final determination in this matter is currently expected in October 2011. At this time, we are unable to predict the outcome of this matter. However, an adverse final determination could impose additional duties on multilayered hardwood flooring imported from China, and such duties could be material.
OTHER CLAIMS
We are involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including claims and legal actions involving our products, intellectual property, contracts with suppliers and distributors, employees and other matters. While complete assurance cannot be given to the outcome of these proceedings, we do not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.
NOTE 20. EARNINGS PER SHARE
Earnings per share components may not add due to rounding.
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net earnings	$37.9	$26.8	$51.4	$7.4
Net earnings allocated to non-vested share awards	(0.3)	—	(0.4)	—

Net earnings attributable to common shares	$37.6	$26.8	$51.0	$7.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
millions of shares	2011	2010	2011	2010
Basic shares outstanding	58.3	57.6	58.2	57.6
Dilutive effect of stock option awards	0.6	0.5	0.6	0.5

Diluted shares outstanding	58.9	58.1	58.8	58.1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of June 30, 2011, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
August 1, 2011

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
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of June 30, 2011 we operated 31 manufacturing plants in seven countries, including 20 plants located throughout the U.S.
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
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the second quarter of 2011, these markets experienced the following:
•	According to the U.S. Census Bureau, in the second quarter of 2011 housing starts in the U.S. residential market fell 4.4% compared to the second quarter of 2010 to 0.58 million units. Housing completions in the U.S. declined 30.3% year over year in the second quarter of 2011 with approximately 0.54 million units completed. The National Association of Realtors indicated that sales of existing homes declined 12.7% year over year to 4.86 million units in the second quarter of 2011.

•	According to the U.S. Census Bureau, for the value of new construction put in place, the rate of decline in the North American key commercial market, in nominal dollar terms, was 6% in the second quarter of 2011 compared to the same period in 2010. Construction activity in the office, healthcare, retail and education segments declined 12%, 1%, 4% and 6%, respectively, in the second quarter of 2011 year over year.

•	Markets in Western European countries generally experienced continued declines, while Eastern European markets grew.

•	Overall the Pacific Rim experienced growth with strong markets in China and India, partially offset by declines in Australia as a result of reduced government stimulus spending.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our second quarter total consolidated net sales by approximately $17 million and in the first six months of 2011 by approximately $34 million, when compared to the same periods of 2010.
Year-to-date we took the following pricing actions:
•	Building Products announced price increases for ceiling tile and grid in the Americas effective February 2011, again for grid effective April 2011, and additional increases for ceiling tiles and grid effective in August 2011. In Europe we announced price increases for ceiling tile effective March 2011, for grid effective April 2011, and again for ceiling tiles effective August 2011. We also announced price increases in Asia for both ceiling tile and grid effective March 2011.

•	Resilient Flooring announced a price increase in Europe effective January 2011, in the Americas effective February 2011, again in the Americas effective June 2011, and again in Europe effective July 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
•	Cabinets announced a price increase effective February 2011.
If raw material prices continue at, or rise from, current levels additional pricing actions may be announced.
Mix Each of our businesses offers a wide assortment of products that are differentiated by style and design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. We estimate mix improvements increased our second quarter total consolidated net sales by approximately $14 million and in the first six months of 2011 by $20 million when compared to the same periods of 2010.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first six months of 2011 these input costs decreased operating income by approximately $18 million and $32 million respectively when compared to the same periods of 2010.
We are committed to augmenting margin expansion through further cost elimination. Through the aggressive application of LEAN practices and projects to our manufacturing activities and to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $165 million of manufacturing and SG&A costs by 2013. Toward this end, in 2010 we achieved $35 million of cost savings associated with such program, and expect to deliver another $90 million in savings in 2011, and another $40 million during 2012. We recorded expenses of approximately $10 million for these initiatives in the second quarter of 2011 and $25 million during the first six months of 2011. During the first quarter of 2011, we announced the idling of a Wood Flooring manufacturing plant in North Carolina effective April 30, 2011. We will continue to evaluate the efficiency of our manufacturing footprint in the U.S. and Europe. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount. As indicated in our discussion of risk factors, our business is subject to certain risks and uncertainties that could cause actual results to differ materially from expected and historical results.
Employees
As of June 30, 2011, we had approximately 9,300 full-time and part-time employees worldwide. This compares to approximately 9,800 employees as of December 31, 2010. The decline was primarily due to headcount reductions in our U.S. and European Flooring operations and our corporate operations.
During the first quarter of 2011, we reached collective bargaining agreements with unions representing employees at two plants. On July 17, 2011, we declared a lockout of the unionized employees at our building products plant located in Marietta, Pennsylvania. The lockout covers approximately 260 workers and stems from the lack of a new ratified contract to replace the previous labor contract that expired on June 1, 2011. The lockout is expected to continue until a new contract is ratified by the union. During the remainder of 2011, collective bargaining agreements covering approximately 500 employees at two plants are scheduled to expire.

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
2011 COMPARED TO 2010
CONSOLIDATED RESULTS

	2011	2010	Change is Favorable
Three months ended June 30
Net sales:
Americas	$533.4	$525.2	1.6%
Europe	155.6	147.6	5.4%
Pacific Rim	59.6	52.0	14.6%

Total consolidated net sales	$748.6	$724.8	3.3%
Operating income	$72.7	$52.9	37.4%

Six months ended June 30
Net sales:
Americas	$1,023.6	$996.4	2.7%
Europe	301.9	296.3	1.9%
Pacific Rim	108.3	91.0	19.0%

Total consolidated net sales	$1,433.8	$1,383.7	3.6%
Operating income	$124.8	$66.3	88.2%
Consolidated net sales increased approximately 3% in the second quarter and first six months of 2011 as volume declines were offset by improved price, mix and favorable foreign exchange impact of approximately $24 million for the quarter and approximately $29 million for the first half of 2011.
Net sales in the Americas increased approximately 2% in the second quarter as lower volumes were more than offset by improved mix and price. Net sales in the Americas increased approximately 3% in the first six months as strong mix and price overcame volume declines in the Resilient business.
Net sales in the European markets grew approximately 5% in the second quarter on favorable foreign exchange of approximately $17 million combined with favorable mix and price, offset by volume declines. Similarly, net sales grew approximately 2% in the first six months of 2011 on favorable foreign exchange of approximately $15 million combined with favorable price, offset by volume declines.
Net sales in the Pacific Rim increased primarily due to volume growth in both periods and favorable foreign exchange of approximately $5 million for the second quarter and approximately $8 million for the first six months of 2011.
Cost of goods sold in the second quarter of 2011 was 75.3% of net sales, compared to 76.5% for the same period in 2010. Cost of goods sold in the first six months of 2011 was 75.9% of net sales, compared to 77.1% for the same period in 2010. The percentage decrease was primarily the result of reductions in manufacturing costs.
SG&A expenses in the second quarter of 2011 were $122.2 million or 16.3% of net sales and in the first six months of 2011 were $242.3, or 16.9% of net sales compared to $131.8 million, or 18.2% of net sales, and $275.3, or 19.9% of net sales for the corresponding periods in 2010. The decreases were due to reductions in core SG&A expenses. In addition 2010 was impacted by $11.2 million of separation costs for our former Chairman and Chief Executive Officer which were recorded in the first quarter of 2010 and a $6.1 million asset impairment charge related to the termination of our flight operations, half of which was recorded in the first quarter of 2010 with the remainder recorded in the second quarter of 2010. We also recorded an asset impairment charge of $2.1 million in the second quarter of 2010 for a European warehouse facility due to the decline in the commercial property sector.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Equity earnings from our WAVE joint venture were $12.6 million for the second quarter of 2011 compared to $14.3 million in the second quarter of 2010, and $29.0 million for the first six months of 2011 compared to $25.4 million in first six months of 2010. See Note 7 for further information.
Interest expense was $11.5 million for the second quarter of 2011 compared to $4.0 million in the second quarter of 2010. Interest expense was $26.3 million in the first six months of 2011 compared to $7.9 million in first six months of 2010. Higher expense in both periods were primarily due to the fourth quarter 2010 refinancing of our debt which increased outstanding debt balances and interest rates compared to our previous credit facility.
Income tax expense was $23.3 million and $22.6 million for the second quarter of 2011 and 2010, respectively. The effective tax rate for the second quarter of 2011 was 38.1% as compared to a rate of 45.7% for the same period of 2010. The effective tax rate for 2011 was lower than 2010 due to the partial release of state valuation allowances based on our projected ability to utilize the deferred tax assets to offset future taxable income.
Income tax expense was $47.4 million and $52.2 million for the first six months of 2011 and 2010, respectively. The effective tax rate for the first six months of 2011 was 48.0% versus 87.6% for the same period of 2010. The effective tax rate for the first six months of 2011 was lower than the first six months of 2010 due to the enactment of the healthcare reform legislation in March 2010. The release of the valuation allowance in the second quarter of 2011 offset an increase in the valuation allowance in the first quarter of 2011.
REPORTABLE SEGMENT RESULTS
Building Products

	2011	2010	Change is Favorable
Three months ended June 30
Net sales:
Americas	$181.7	$177.0	2.7%
Europe	88.6	76.7	15.5%
Pacific Rim	34.7	30.7	13.0%

Total segment net sales	$305.0	$284.4	7.2%
Operating income	$57.1	$53.0	7.7%

Six months ended June 30
Net sales:
Americas	$367.8	$339.0	8.5%
Europe	179.3	159.6	12.3%
Pacific Rim	64.8	53.7	20.7%

Total segment net sales	$611.9	$552.3	10.8%
Operating income	$118.6	$95.7	23.9%
Net sales in the Americas increased in the second quarter and first six months primarily due to improved pricing and product mix offset by lower volume in the second quarter.
Net sales in Europe increased in the second quarter on favorable foreign exchange of approximately $9 million combined with favorable mix and price, offset slightly by reduced volumes. Net sales in Europe increased in the first half of the year on favorable foreign exchange of approximately $9 million combined with favorable pricing and increased volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Net sales in the Pacific Rim increased in the second quarter on increased volumes and favorable foreign exchange of approximately $3 million, offset slightly by unfavorable mix. Net sales in the Pacific Rim increased in the first half of the year on increased volumes and favorable foreign exchange of approximately $4 million offset by unfavorable mix.
Operating income increased for the second quarter as price offset inflation and improvements in mix and reduced manufacturing costs were offset slightly by lower volumes. Operating income increased in the first half of 2011 as improvements in price, volume and mix, and reduced manufacturing costs, were partially offset by inflation.
Resilient Flooring

			Change is Favorable/
	2011	2010	(Unfavorable)
Three months ended June 30
Net sales:
Americas	$182.8	$183.8	(0.5)%
Europe	67.0	70.9	(5.5)%
Pacific Rim	24.9	21.3	16.9%

Total segment net sales	$274.7	$276.0	(0.5)%
Operating income	$11.3	$10.0	13%

Six months ended June 30
Net sales:
Americas	$343.3	$334.6	2.6%
Europe	122.6	136.7	(10.3)%
Pacific Rim	43.5	37.3	16.6%

Total segment net sales	$509.4	$508.6	0.2%
Operating income	$10.0	$4.8	Favorable
Net sales in the Americas were flat in the second quarter as reduced volumes were mostly offset by improvements in mix and price. Net sales in the Americas increased slightly in the first half of year as improved mix and price were somewhat offset by reduced volumes.
Net sales declines in the European markets for both periods reflects the volume reductions related to the restructuring of our European flooring business which included the exit of the residential flooring business and simplifying our country and product offerings. Excluding the impact of these actions, in both periods year over year volumes in the European markets showed slight improvement. Net sales in the second quarter of 2011 benefitted from favorable foreign exchange of approximately $8 million and net sales in the first half of 2011 benefitted from favorable foreign exchange of approximately $7 million.
Net sales in the Pacific Rim increased in the second quarter due to favorable foreign exchange of approximately $2 million and higher volumes and mix. Net sales in the Pacific Rim increased in the first half of the year on strong volumes and favorable foreign exchange of approximately $4 million.
Operating income improved for the second quarter and first six months of 2011 compared to the same periods in 2010. Operating income in the second quarter and first half of 2011 included $5.9 million and $14.3 million, respectively, of severance and restructuring related costs in Europe, while the second quarter of 2010 included a $2.1 million fixed asset impairment charge. In both periods reduced manufacturing costs, improved price and reductions in SG&A expenses offset volume declines and raw material inflation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating income includes losses related to European Resilient Flooring as outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Resilient Flooring Europe operating loss	$(6.6)	$(7.2)	$(18.2)	$(14.3)
Wood Flooring

			Change is Favorable/
	2011	2010	(Unfavorable)
Three months ended June 30
Total segment net sales	$133.6	$127.2	5.0%
Operating income	$13.4	$1.1	Favorable

Six months ended June 30
Total segment net sales	$244.6	$251.5	(2.7)%
Operating income (loss)	$16.9	$(0.5)	Favorable
Net sales increased in the second quarter as price, volume and mix were all positive contributors. Net sales for the first half of the year decreased as modest improvements in price and mix were offset by significant first quarter volume declines in US residential markets.
Operating income increased in both periods due to reduced manufacturing and SG&A costs and improved price. The first half of 2011 was negatively impacted by reductions in volume and increased inflation which partially offset the factors above.
Cabinets

			Change is Favorable/
	2011	2010	(Unfavorable)
Three months ended June 30
Total segment net sales	$35.3	$37.2	(5.1)%
Operating income (loss)	$0.8	$(0.4)	Favorable

Six months ended June 30
Total segment net sales	$67.9	$71.3	(4.8)%
Operating (loss)	—	$(4.3)	Favorable
Net sales decreased for the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to unfavorable mix.
Operating income for both periods improved primarily due to reduced SG&A expenses which were partially offset by unfavorable product mix.
Unallocated Corporate
Unallocated corporate expense of $9.9 million in the second quarter of 2011 and $20.7 million for the first six months decreased from $10.8 million and $29.4 million, respectively, in the prior year. The second quarter and first six months of 2011 included a $6.2 million and $12.4 million lower pension credit as compared to 2010. The second quarter of 2010 included a $3.0 million impairment charge related to the termination of our flight operations. The first six months of 2010 included $11.2 million of severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer and a $6.1 million of asset impairment charge related to the termination of our flight operations. After

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
consideration of these items corporate expenses declined in both 2011 periods due to lower headcount and professional services spending.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
Operating activities for the first six months of 2011 provided $32.1 million of cash, a decrease of $24.1 million from the $56.2 million of cash provided for the first six months of 2010. The decrease was primarily due to a 2011 increase in inventories (compared to a decrease in 2010) and $14.0 million in restructuring payments, partially offset by increased net earnings.
Net cash used for investing activities was $22.7 million for the first six months of 2011, compared to $2.7 million provided by investing activities in the first six months of 2010. This change was primarily due to higher purchases of property, plant and equipment in 2011 and 2010 proceeds from the sale of a European metal ceilings manufacturing facility.
Net cash used for financing activities was $29.7 million for the first six months of 2011, compared to $18.2 million used during the first six months of 2010. Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility and refinancing costs of $7.8 million. Net cash used in 2010 was impacted by payments of long-term debt of $19.5 million and the purchase of the 20% non-controlling interest in our Shanghai ceilings operations for $7.8 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On November 23, 2010, we executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. This facility consists of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries.
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
The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. We believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During the first six months of 2011 we were in compliance with all covenants of the credit agreement.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion (as amended) is priced at 3.00% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. On March 31, 2011 we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.
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
As of June 30, 2011, we had $304.6 million of cash and cash equivalents, $212.8 million in the U.S. and $91.8 million in various foreign jurisdictions.
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
On December 16, 2010 we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041. As of June 30, 2011 the $26.4 million of unspent proceeds must be used for expenditures related to the construction of our new mineral wool plant and are therefore accounted for as restricted cash within other non-current assets.
On June 30, 2011 we had outstanding letters of credit totaling $68.6 million, of which $19.4 million was issued under the revolving credit facility, $48.7 million was issued under the securitization facility ($36.2 million of which related to the West Virginia bond issue) and $0.5 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

	As of June 30, 2011
Foreign Financing Arrangements	Limit	Used	Available
Lines of credit available for borrowing	$23.8	—	$23.8
Lines of credit available for letters of credit	2.6	$1.0	1.6

Total	$26.4	$1.0	$25.4

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
Recently issued accounting standards
In June 2011 the Financial Accounting Standards Board (“FASB”) issued new guidance which is now part of Accounting Standards Codification (“ASC”) 220: “Presentation of Comprehensive Income”. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 annual report on Form 10-K. There have been no material changes in our financial instruments or market risk exposures since December 31, 2010.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2011, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 19 to the Condensed Consolidated Financial Statements for a description of our legal proceedings.
Item 1A. Risk Factors
See page 3 for our “Risk Factors” discussion. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our 2010 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased[1]	Share	Programs[2]	Programs
April 1 – 30, 2011	30,758	$47.03	—	—
May 1 – 31, 2011	—	—	—	—
June 1 – 30, 2011	15,577	$46.05	—	—

Total	46,335		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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

No. 3.2	Bylaws of Armstrong World Industries, Inc. as amended, are incorporated by reference from the Current Report on Form 8-K dated August 5, 2010, wherein they appeared as Exhibit 3.1.

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 99.1	Offer Letter from Armstrong World Industries, Inc. to Mark A. Hershey, is incorporated by reference on Form 8-K, dated April 27, 2011, wherein it appeared as Exhibit 99.1

No. 99.2	Armstrong World Industries, Inc. 2011 Long-Term Incentive Plan is incorporated by reference on Form DEF 14A, dated April 28, 2011, wherein it appeared as Exhibit A.

No. 99.3	Armstrong World Industries, Inc. Management Achievement Plan is incorporated by reference on Form DEF 14A, dated April 28, 2011, wherein it appeared as Exhibit B.

No. 99.4	Armstrong Non-Employee Directors Compensation Summary is incorporated by reference on Form 8-K, dated June 13, 2011, wherein it appeared as Exhibit 99.1.

No. 99.5	2008 Director Stock Unit Plan, as amended, is incorporated by reference on Form 8-K, dated June 13, 2011, wherein it appeared as Exhibit 99.2.

No. 101	Interactive Data Files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.
By:	/s/ Thomas B. Mangas
Thomas B. Mangas, Senior Vice President
and Chief Financial Officer

By:	/s/ Stephen F. McNamara
Stephen F. McNamara, Vice President and
Controller (Principal Accounting Officer)
Date: August 1, 2011

EXHIBIT INDEX
No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.

No. 101	Interactive Data Files