Form 10-Q
period 2011-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2011-10-31
CIK 7431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 24, 2011 — 58,404,467.

SECTION	PAGES

Statement on Forward-Looking Information	3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	4 – 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27 – 36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6. Exhibits	39

Signatures	40

Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Statement on Forward-Looking Information
Our disclosures in this report and in our other public documents and comments contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements provide our future expectations or forecasts and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.
Forward-looking statements, by their nature, address matters that are uncertain and involve risks (such as those referenced in Part II, Item 1A, Risk Factors of this report) because they relate to events and depend on circumstances that may or may not occur in the future. The risks and uncertainties identified in the forward looking statements contained in this report, together with those previously disclosed in our Securities and Exchange Commission (“SEC”) filings, or those that are presently unforeseen, could result in significant adverse effects on our financial condition, results of operations and cash flows, and cause our actual results to differ materially from our expectations and from those expressed in our forward-looking statements.
We try to reduce the likelihood that these and other risks will significantly affect our businesses, as well as their potential impact. However, no matter how accurate our foresight, how well we evaluate risks, and how effective we are at mitigating them, one or more of these risks could have serious consequences for us, and could cause a material adverse effect on our business. See the related discussions in this document and our other SEC filings and other public documents for more details relating to the risks and uncertainties impacting our businesses. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update any forward-looking statements beyond what is required under applicable securities law.
This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Earnings
(amounts in millions, except per share data)
Unaudited

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Net sales	$773.6	$739.8	$2,207.4	$2,123.5
Cost of goods sold	576.7	567.8	1,665.1	1,635.3

Gross profit	196.9	172.0	542.3	488.2

Selling, general and administrative expenses	118.8	125.2	361.1	400.5
Restructuring charges, net	0.7	15.0	8.0	15.0
Equity earnings from joint venture	(15.4)	(13.2)	(44.4)	(38.6)

Operating income	92.8	45.0	217.6	111.3

Interest expense	11.3	3.9	37.6	11.8
Other non-operating expense	0.1	0.1	1.2	0.4
Other non-operating (income)	(1.7)	(4.1)	(3.1)	(5.6)

Earnings before income taxes	83.1	45.1	181.9	104.7

Income tax expense	30.6	20.5	78.0	72.7

Net earnings	$52.5	$24.6	$103.9	$32.0

Net earnings per share of common stock
Basic	$0.89	$0.42	$1.77	$0.55
Diluted	$0.89	$0.42	$1.75	$0.55

Average number of common shares outstanding:
Basic	58.4	57.7	58.3	57.6
Diluted	58.8	58.2	58.8	58.1
See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in millions, except share data)

	Unaudited
	September 30,
	2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$376.9	$315.8
Accounts and notes receivable, net	294.3	229.5
Inventories, net	426.7	398.5
Deferred income taxes	21.3	20.9
Income tax receivable	22.5	20.7
Other current assets	41.9	35.3

Total current assets	1,183.6	1,020.7

Property, plant and equipment, less accumulated depreciation and amortization of $514.2 and $482.8, respectively	861.0	854.9

Prepaid pension costs	169.5	130.7
Investment in joint venture	195.4	188.6
Intangible assets, net	548.5	556.1
Restricted cash	21.7	30.0
Deferred income taxes	45.2	45.0
Other noncurrent assets	93.2	96.4

Total assets	$3,118.1	$2,922.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	—	$25.0
Current installments of long-term debt	$12.9	10.3
Accounts payable and accrued expenses	378.7	340.3
Income tax payable	—	4.9
Deferred income taxes	2.4	2.4

Total current liabilities	394.0	382.9

Long-term debt, less current installments	830.6	839.6
Postretirement benefit liabilities	273.9	277.9
Pension benefit liabilities	204.4	202.1
Other long-term liabilities	78.8	70.3
Income tax payable	35.0	34.7
Deferred income taxes	89.1	24.1

Total noncurrent liabilities	1,511.8	1,448.7

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,404,467 shares in 2011 and 58,070,807 shares in 2010	0.6	0.6
Capital in excess of par value	1,464.5	1,451.2
Retained earnings (accumulated deficit)	68.6	(35.3)
Accumulated other comprehensive (loss)	(321.4)	(325.7)

Total shareholders’ equity	1,212.3	1,090.8

Total liabilities and shareholders’ equity	$3,118.1	$2,922.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(amounts in millions)
Unaudited

	Nine Months Ended September 30, 2011
	Total		AWI Shareholders		Non-Controlling Interest
Common stock:
Balance at beginning of year and September 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$1,451.2		$1,451.2		—
Share-based compensation	13.3		13.3		—

Balance at September 30	$1,464.5		$1,464.5		—

Retained earnings (accumulated deficit):
Balance at beginning of year	$(35.3)		$(35.3)		—
Net earnings for period	103.9	$103.9	103.9	$103.9	—

Balance at September 30	$68.6		$68.6		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(325.7)		$(325.7)		—
Foreign currency translation adjustments	2.1		2.1		—
Derivative (loss), net	(7.1)		(7.1)		—
Pension and postretirement adjustments	9.3		9.3		—

Total other comprehensive income	4.3	4.3	4.3	4.3	—	—

Balance at September 30	$(321.4)		$(321.4)		—

Comprehensive income		$108.2		$108.2		—

Total shareholders’ equity	$1,212.3		$1,212.3		—

	Nine Months Ended September 30, 2010
	Total		AWI Shareholders		Non-Controlling Interest
Non-Controlling Interest:
Balance at beginning of year	$8.6		—		$8.6
Non-controlling interest purchase	(8.6)		—		(8.6)

Balance at September 30	—		—		—
Common stock:
Balance at beginning of year and September 30	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1		—
Share-based compensation	6.6		6.6		—
Non-controlling interest purchase	(3.5)		(3.5)		—

Balance at September 30	$2,055.2		$2,055.2		—

Retained earnings:
Balance at beginning of year	$144.4		$144.4		—
Net earnings for period	32.0	$32.0	32.0	$32.0	—

Balance at September 30	$176.4		$176.4		—

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)		—
Foreign currency translation adjustments	1.5		1.5		—
Derivative gain, net	0.2		0.2		—
Non-controlling interest purchase	1.1		1.1		—

Pension and postretirement adjustments	1.3		1.3		—

Total other comprehensive income	4.1	4.1	4.1	4.1	—	—

Balance at September 30	$(293.7)		$(293.7)		—

Comprehensive income		$36.1		$36.1		—

Total shareholders’ equity	$1,938.5		$1,938.5		—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in millions)
Unaudited

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$103.9	$32.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88.8	104.9
Fixed asset impairment	2.2	8.2
Deferred income taxes	66.3	66.1
Share-based compensation	8.5	3.1
Equity earnings from joint venture	(44.4)	(38.6)
U.S. pension credit	(19.5)	(38.1)
Restructuring charges, net	8.0	15.0
Restructuring payments	(18.3)	—
Changes in operating assets and liabilities:
Receivables	(64.1)	(52.5)
Inventories	(26.0)	24.5
Other current assets	(0.9)	9.7
Accounts payable and accrued expenses	44.6	34.0
Income tax payable	(6.4)	(4.2)
Other long-term liabilities	(14.2)	(19.6)
Other, net	1.4	(3.2)

Net cash provided by operating activities	129.9	141.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(91.8)	(52.2)
Restricted cash	8.3	—
Return of investment from joint venture	37.7	37.5
Proceeds from the sale of assets	3.4	10.8

Net cash (used for) investing activities	(42.4)	(3.9)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	—	0.9
Payments on revolving credit facility and other debt	(25.0)	—
Issuance of long-term debt	—	4.4
Payments of long-term debt	(6.5)	(32.0)
Financing costs	(7.9)	—
Proceeds from exercised stock options	7.2	7.0
Purchase of non-controlling interest	—	(7.8)

Net cash (used for) financing activities	(32.2)	(27.5)

Effect of exchange rate changes on cash and cash equivalents	5.8	2.8

Net increase in cash and cash equivalents	61.1	112.7
Cash and cash equivalents at beginning of year	315.8	569.5

Cash and cash equivalents at end of period	$376.9	$682.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “we”, “our” and “us” in these Notes, we are referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.
In December 2000, AWI filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. Also filing under Chapter 11 were two of AWI’s wholly-owned subsidiaries, Nitram Liquidators, Inc. (“Nitram”) and Desseaux Corporation of North America, Inc. (“Desseaux”). On October 2, 2006, AWI’s court-approved Plan of Reorganization (“POR”) became effective and AWI emerged from Chapter 11. See Note 1 to our 2010 annual report on Form 10-K for more information on the Chapter 11 Case.
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
In August 2009, Armor TPG Holdings LLC (“TPG”) and the Asbestos PI Trust entered into agreements whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement, pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters.
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
These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items, including asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel and consultants. Actual results may differ from these estimates.
In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is now part of Accounting Standards Codification (“ASC”) 350: “Intangibles — Goodwill and Other". The new guidance will permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the objective of this new guidance is to simplify how entities test for goodwill impairment, it will not have a material impact on our financial statements.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
In June 2011, the FASB issued new guidance that is now part of ASC 220: “Presentation of Comprehensive Income”. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.
In January 2010, the FASB issued new guidance that is now part of ASC 820, “Fair Value Measurements and Disclosures”. The new guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions were effective for us as of January 1, 2010 except for the additional disclosures related to activities for Level 3 measurements which were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
In March 2010, the FASB issued new guidance that is now part of ASC 815, “Derivatives and Hedging”. The new guidance clarifies the scope exception for embedded credit related derivatives. The provisions were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
In July 2010, the FASB issued new guidance that is now part of ASC 310, “Receivables". The new guidance increases the disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. Some of the provisions were effective for us as of December 31, 2010 and others were effective January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.
Operating results for the third quarter and first nine months of 2011 and the corresponding periods of 2010 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.
NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales to external customers	2011	2010	2011	2010
Building Products	$335.9	$309.8	$947.8	$862.1
Resilient Flooring	271.0	275.3	780.4	783.9
Wood Flooring	127.2	119.8	371.8	371.3
Cabinets	39.5	34.9	107.4	106.2

Total net sales to external customers	$773.6	$739.8	$2,207.4	$2,123.5

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment operating income (loss)	2011	2010	2011	2010
Building Products	$72.4	$59.2	$191.0	$154.9
Resilient Flooring	10.6	10.1	20.6	14.9
Wood Flooring	17.4	(13.3)	34.3	(13.8)
Cabinets	1.7	(1.2)	1.7	(5.5)
Unallocated Corporate (expense)	(9.3)	(9.8)	(30.0)	(39.2)

Total consolidated operating income	$92.8	$45.0	$217.6	$111.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total consolidated operating income	$92.8	$45.0	$217.6	$111.3
Interest expense	11.3	3.9	37.6	11.8
Other non-operating expense	0.1	0.1	1.2	0.4
Other non-operating income	(1.7)	(4.1)	(3.1)	(5.6)

Earnings before income taxes	$83.1	$45.1	$181.9	$104.7

	September 30,	December 31,
Segment assets	2011	2010
Building Products	$1,001.9	$931.4
Resilient Flooring	613.3	582.6
Wood Flooring	345.3	340.7
Cabinets	53.1	47.9

Total segment assets	2,013.6	1,902.6
Assets not assigned to segments	1,104.5	1,019.8

Total consolidated assets	$3,118.1	$2,922.4

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2011, we announced the idling of our Statesville, North Carolina engineered wood production facility. As a result, we evaluated the impairment implications of this decision and determined no impairment charge was necessary.
During the third quarter of 2011, we recorded an asset impairment charge of $2.2 million in selling, general and administrative (“SG&A”) expense for a European Resilient Flooring office building. The fair value was determined by management estimates of market prices based upon information available, including offers received from potential buyers of the property (considered Level 3 inputs in the fair value hierarchy as described in Note 15 to the Condensed Consolidated Financial Statements).
During the first quarter of 2010, we decided to exit our flight operations. As a result, we recorded a $3.1 million impairment charge in SG&A expense. The fair values were determined by management estimates of market prices based upon information available at that time. This data included sales of similar equipment and historical appraisal information (considered Level 3 inputs in the fair value hierarchy).
Additionally, during the first quarter of 2010, we announced that one of our European metal ceilings manufacturing facilities would be shutdown in the second quarter of 2010, which prompted us to perform an impairment test for this asset group. The carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value. We sold the facility in the third quarter of 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
During the second quarter of 2010, we received additional information regarding the estimated fair value for our flight operations assets. As a result, we recorded an additional $3.0 million impairment charge in SG&A expense in the second quarter of 2010. The fair values were determined by management estimates and an independent valuation. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets. We sold the corporate aircraft in the fourth quarter of 2010.
We also recorded an asset impairment charge of $2.1 million in SG&A expense in the second quarter of 2010 for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. The fair value was determined by management estimates of market prices available at that time. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy). We sold the warehouse on January 1, 2011.
During the third quarter of 2010, we decided to close an Americas ceiling plant, one of our previously idled Wood Flooring plants, portions of another previously idled Wood Flooring plant, and an Americas Resilient Flooring facility. These facilities were shut down either in the fourth quarter of 2010, or in the first quarter of 2011. In addition to these domestic facilities, we announced our intention to exit the residential flooring business in Europe. We performed an impairment analysis for these facilities and, in each case, the carrying amount of the tangible assets was determined to be recoverable, as the projected undiscounted cash flows, or estimated fair value of the assets, exceeded the carrying value.
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
NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30,	December 31,
	2011	2010
Customer receivables	$328.4	$265.1
Customer notes	1.7	2.0
Miscellaneous receivables	8.1	5.5
Less allowance for warranties, discounts and losses	(43.9)	(43.1)

Accounts and notes receivable, net	$294.3	$229.5

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 5. INVENTORIES

	September 30,	December 31,
	2011	2010
Finished goods	$302.6	$277.7
Goods in process	28.6	26.7
Raw materials and supplies	123.8	119.9
Less LIFO and other reserves	(28.3)	(25.8)

Total inventories, net	$426.7	$398.5

NOTE 6. OTHER CURRENT ASSETS

	September 30,	December 31,
	2011	2010
Prepaid expenses	$30.3	$28.7
Assets held for sale	8.3	2.5
Other	3.3	4.1

Total other current assets	$41.9	$35.3

In the first quarter of 2011, we reclassified two North American properties to assets held for sale.
NOTE 7. EQUITY INVESTMENT
Investment in joint venture at September 30, 2011 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$98.2	$89.3	$283.3	$258.7
Gross profit	41.8	36.2	121.9	108.6
Net earnings	33.8	29.5	97.7	86.3

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of September 30, 2011 and December 31, 2010.

		September 30, 2011		December 31, 2010
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$42.7	$170.7	$36.3
Developed technology	15 years	80.9	26.9	80.8	22.9
Other	Various	14.6	0.9	11.8	0.7

Total		$266.2	$70.5	$263.3	$59.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.8		352.7

Total other intangible assets		$619.0		$616.0

	Nine Months ended
	September 30,
	2011	2010
Amortization expense	$10.6	$10.7

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2011	2010
Payables, trade and other	$232.9	$169.5
Employment costs	96.1	109.9
Restructuring accruals	4.7	14.5
Other accrued expenses	45.0	46.4

Total accounts payable and accrued expenses	$378.7	$340.3

NOTE 10. SEVERANCES AND RELATED COSTS
See Note 11 to the Condensed Consolidated Financial Statements for a discussion of severance charges associated with restructuring actions.
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
NOTE 11. RESTRUCTURING ACTIONS
During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. The following table summarizes the restructuring charges recorded in the third quarters and first nine months of 2011 and 2010:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Action Title	2011	2010	2011	2010	Segment
Floor Products Europe	$0.7	$11.9	$6.0	$11.9	Resilient Flooring
Beaver Falls plant	—	1.0	1.3	1.0	Building Products
North America SG&A	—	1.0	0.9	1.0	Unallocated Corporate, Resilient Flooring, Building Products
Other initiatives	—	1.1	(0.2)	1.1

Total	$0.7	$15.0	$8.0	$15.0

Floor Products Europe: In the third quarter of 2010, we announced our intent to focus our European flooring strategy on products and regions in which we believe we can be a market leader, and to streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we withdrew from the residential market and, as a result, we sold our Teesside, UK manufacturing facility. In addition, we ceased production at our heterogeneous vinyl flooring plant in Holmsund, Sweden, during the second quarter of 2011.
In addition to the restructuring costs reflected in the above table, we recorded $1.4 million in the third quarter and $6.2 million in the first nine months of 2011 of other related costs in cost of goods sold ($0.6 million in the third quarter and $4.7 million in the first nine months) and SG&A expense ($0.8 million in the third quarter and $1.5 million in the first nine months). We also recorded other related costs of $2.6 million in cost of goods sold and $0.6 million in SG&A in the third quarter and first nine months of 2010. Other related costs are primarily related to inventory and samples obsolescence, accelerated depreciation and plant closure costs.
Through September 30, 2011, we have incurred expense of $29.0 million related to this initiative. In total, we expect to incur expenses of up to $30 million for these actions through 2011. The remaining expenses primarily will include severance benefits.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
In addition to the restructuring costs reflected in the table above, we also recorded $0.1 million in the third quarter and $6.6 million in the first nine months of 2011 of accelerated depreciation and $1.7 million in the third quarter and $4.5 million in the first nine months of 2011 of closure-related costs. We also recorded $4.8 million of accelerated depreciation in cost of goods sold in the third quarter and first nine months of 2010.
Through September 30, 2011, we have incurred expense of $24.7 million related to this initiative. We do not expect to incur additional costs in the future as the plant was sold in the third quarter of 2011. The sale resulted in a net gain of $0.7 million which was recorded in SG&A.
North America SG&A: We are committed to augmenting margin expansion through the aggressive adoption of projects to standardize, simplify or eliminate SG&A activities. As a result, in the third quarter of 2010, we began to restructure our North American SG&A operations. The first nine months of 2011 restructuring expense related to this initiative was recorded in the Unallocated Corporate ($0.6 million), Resilient Flooring ($0.2 million) and Building Products ($0.1 million) segments.
Through September 30, 2011 we have incurred restructuring expense of $6.7 million related to this initiative. In total, we expect to incur restructuring expenses of up to $8 million through 2012 as we further streamline SG&A functions.
The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor		North
	Products	Beaver Falls	America	Other
	Europe	Plant	SG&A	Initiatives	Total
December 31, 2010	$6.1	$1.9	$4.7	$1.8	$14.5
Net charges/(reversals)	6.0	1.3	0.9	(0.2)	8.0
Cash payments	(8.6)	(3.1)	(5.0)	(1.6)	(18.3)
Other	0.5	—	—	—	0.5

September 30, 2011	$4.0	$0.1	$0.6	$—	$4.7

The amounts in “Other” are related to the effects of foreign currency translation.
Most of the accrual balance as of September 30, 2011 is expected to be paid by June 30, 2012.
NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings before income taxes	$83.1	$45.1	$181.9	$104.7
Income tax expense	30.6	20.5	78.0	72.7
Effective tax rate	36.8%	45.5%	42.9%	69.4%
The effective tax rate for the third quarter of 2011 was lower than the comparable period of 2010, primarily due to the reduction in 2011 of unbenefited foreign losses. Additionally, in the third quarter of 2010, there was a partial release of state valuation allowances based on our projected ability to utilize the deferred tax assets to offset future taxable income.
The effective tax rate for the first nine months of 2011 was lower than the first nine months of 2010 due to the enactment of the federal healthcare reform legislation in March 2010.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
We do not expect to record any material changes during 2011 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2010.
NOTE 13. DEBT
On March 10, 2011, we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. The amended terms of Term Loan B resulted in a lower LIBOR floor (1.0% vs. 1.5%) and interest rate spread (3.0% vs. 3.5%). We also extended its maturity from May 2017 to March 2018. All other terms, conditions and covenants were unchanged from the November 23, 2010 agreement. In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium (representing one percent of the principal amount of Term Loan B). The premium was capitalized and is being amortized into interest expense over the life of the loan. Additionally, we paid approximately $1.6 million of fees to third parties (banks, attorneys, etc.), which is reflected in interest expense.
During the first nine months of 2011, we were in compliance with all covenants of the previous and amended credit agreements. Our facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.
NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS
Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.9	$4.1	$11.7	$12.3
Interest cost on projected benefit obligation	23.1	24.1	69.2	72.3
Expected return on plan assets	(38.1)	(41.8)	(114.3)	(125.3)
Amortization of prior service cost	0.5	0.5	1.4	1.4
Amortization of net actuarial loss	4.8	1.1	14.4	3.2

Net periodic pension (credit)	$(5.8)	$(12.0)	$(17.6)	$(36.1)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.6	$0.6	$1.8	$1.8
Interest cost on projected benefit obligation	3.7	3.7	10.9	11.1
Amortization of net actuarial (gain)	(0.7)	(1.5)	(2.1)	(4.7)

Net periodic postretirement benefit cost	$3.6	$2.8	$10.6	$8.2

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.9	$1.3	$2.7	$4.0
Interest cost on projected benefit obligation	4.6	4.3	13.5	13.4
Expected return on plan assets	(3.4)	(3.3)	(10.0)	(10.0)
Amortization of net actuarial loss	0.1	0.1	0.2	0.3

Net periodic pension cost	$2.2	$2.4	$6.4	$7.7

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 15. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	Fair Value	amount	Fair Value
Liabilities, net:
Total debt, including current portion	$(843.5)	$(823.8)	$(874.9)	$(882.8)
Foreign currency contract obligations	—	—	(7.0)	(7.0)
Natural gas contracts	(5.2)	(5.2)	(5.5)	(5.5)
Interest rate swap contracts	(14.2)	(14.2)	—	—
The carrying amounts of cash and cash equivalents of $376.9 million at September 30, 2011 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.
As of September 30, 2011, we also have $21.7 million of restricted cash held by a trustee related to the construction of our Millwood, West Virginia mineral wool plant. The trustee has invested the cash in money market investments. The carrying value on our balance sheet approximates the fair value because of the short-term maturity of the instruments.
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

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2011		December 31, 2010
	Fair value based on		Fair value based on
	Quoted,	Other	Quoted,	Other
	active	observable	active	observable
	markets	inputs	markets	inputs
	Level 1	Level 2	Level 1	Level 2
Liabilities, net:
Foreign currency contract obligations	—	—	$(7.0)	—
Natural gas contracts	—	$(5.2)	—	$(5.5)
Interest rate swap contracts	—	(14.2)	—	—
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
Counterparty Risk
We only enter into derivative transactions with established counterparties having a credit rating of A or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of September 30, 2011, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.
Commodity Price Risk
We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At September 30, 2011 and December 31, 2010, the notional amount of these hedges was $52.5 million and $37.0 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material during the third quarter or first nine months of 2011 and 2010. The contracts are based on forecasted usage of natural gas measured in MMBtu’s.
Currency Rate Risk
Sales and Purchases — We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of September 30, 2011, our major foreign currency exposures are to the Canadian dollar, the Euro and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly generally up to 15 months forward and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $28.9 million and $89.9 million at September 30, 2011 and December 31, 2010, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material during the third quarter or first nine months of 2011 and 2010.
Intercompany Loan and Dividends — We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The underlying intercompany loans are classified as short-term, and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $11.0 million and $143.2 million at September 30, 2011 and December 31, 2010, respectively.
Interest Rate Risk
We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. On March 31, 2011, we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The mark-to-market loss was $14.2 million at September 30, 2011.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
Financial Statement Impacts
Our derivative assets, whether or not designated as hedging instruments, were not material as of September 30, 2011 and December 31, 2010.
The following tables detail amounts related to our derivatives as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and September 30, 2010.

	Liability Derivatives
		Fair Value	Fair Value
	Balance Sheet	September	December
	Location	30, 2011	31, 2010
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$4.1	$5.5
Natural gas commodity contracts	Other long-term liabilities	1.1
Foreign exchange contracts	Accounts payable and accrued expenses	0.3	2.4
Interest Rate Swaps	Other long-term liabilities	14.2	—

Total derivatives designated as hedging instruments		$19.7	$7.9

Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	—	$4.6

Total derivative liabilities not designated as hedging instruments		—	$4.6

	Amount of (Loss) Recognized in Other
	Comprehensive Income (“OCI”) (Effective
	Portion) (a)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	$(5.0)	$(7.3)
Foreign exchange contracts — purchases and sales	—	(0.9)
Interest rate swap contracts	(14.2)	—

Total	$(19.2)	$(8.2)

(a)	As of September 30, 2011 the amount of existing gains/ (losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(4.1) million.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)

		(Loss) Reclassified from Accumulated OCI into Income
		(Effective Portion)
		For the Three Months		For the Nine Months Ended
Derivatives in Cash Flow		Ended September 30,		September 30,
Hedging Relationships	Location	2011	2010	2011	2010
Natural gas commodity contracts	Cost of goods sold	$(1.1)	$(1.3)	$(4.9)	$(6.9)
Foreign exchange contracts — purchases and sales	Cost of goods sold	(1.3)	(1.1)	(3.4)	(4.1)

Total		$(2.4)	$(2.4)	$(8.3)	$(11.0)

Location of Gain
(Loss) Recognized
in Income on
Derivatives in Cash Flow	Derivative
Hedging Relationships	(Ineffective Portion) (a)
Natural gas commodity contracts	Cost of goods sold

Foreign exchange contracts — purchases and sales	SG&A expense

Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months and nine months ended September 30, 2011 and September 30, 2010. No gains or losses are excluded from the assessment of the hedge effectiveness.
The amount of gain recognized in income for derivative instruments not designated as hedging instruments was $0.4 million and $4.7 million for the third quarter and first nine months of 2011, respectively, and insignificant for the third quarter and first nine months of 2010.
NOTE 17. PRODUCT WARRANTIES
We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2011 and 2010:

	2011	2010
Balance at January 1	$11.9	$14.1
Reductions for payments	(12.2)	(14.2)
Current year warranty accruals	11.5	14.5
Preexisting warranty accrual changes	0.3	(0.2)
Effects of foreign exchange translation	—	(0.1)

Balance at September 30	$11.5	$14.1

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
NOTE 18. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2011	2010
Interest paid	$31.1	$8.4
Income taxes paid, net	$18.1	$10.9
NOTE 19. LITIGATION AND RELATED MATTERS
ENVIRONMENTAL MATTERS
Environmental Expenditures
Our manufacturing and research facilities are affected by various federal, state and local requirements relating to the discharge of materials and the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities. These regulatory requirements continually change, therefore we cannot predict with certainty future expenditures associated with compliance with environmental requirements.
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
Specific Events
In August 2010, we entered into a Consent Order with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, Oregon ceilings facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. Our current estimate of our future liability at the site relates to the investigation work required by the Consent Order and to the currently projected cost of possible remedies for certain portions of the property owned by us. However, the RI/FS for the portion of the property owned by us is not yet complete. It is probable that additional corrective action for the portion of the property owned by us will be required. Such corrective action could result in additional costs greater than currently estimated and, consequently, those costs may be material. At this time, we are unable to estimate with reasonable certainty the total costs that we may ultimately incur with respect to the Scappoose Bay, although such amounts may be material.

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
The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our ceilings facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010 we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that is a portion of the Superfund Site. Our current estimate of our future liability includes costs for investigative work that we agreed to perform under the EPA order. Additionally, we will ultimately incur expenses for closure or some form of remedial action with respect to the landfill. While those amounts are not estimable at this time, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. At this time, we are not able to estimate with reasonable certainty the amounts we may ultimately incur with respect to those activities, although such amounts may be material.
Summary of Financial Position
Liabilities of $7.8 million and $8.3 million at September 30, 2011 and December 31, 2010, respectively, were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.
The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at September 30, 2011 and December 31, 2010.
Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, we are unable to estimate with reasonable certainty future costs which may exceed amounts already recognized.
CUSTOMS LITIGATION
In 2002, we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provided a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We have sought refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We received refunds in 2010 of $9.7 million, $9.5 million of which was received in the first nine months of 2010. No significant refunds have been received in 2011 to date, and no significant future refunds are anticipated.
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
On May 26, 2011, the Department of Commerce announced its preliminary determination of antidumping duties on imports of engineered wood flooring from China. Initially, the duty rate on shipments from our China plant was set at 10.88% of import value. This rate was expected to apply to most of the companies that cooperated in the investigation. On June 20, 2011, the Department of Commerce modified its earlier finding and reduced the rate to 6.78%, retroactive to May 26, 2011. As a result, U.S. Customs began collecting a cash deposit (or bond) on imports of engineered wood flooring from China at these preliminary rates.
On October 12, 2011, the Department of Commerce announced its final determination for both countervailing duties (CVD) and antidumping duties (AD). The final rates are 1.5%(CVD) and 3.31%(AD). These rates will be retroactive to the dates of the preliminary determinations, and will be credited against the preliminary rates. On November 9, 2011, the International Trade Commission is scheduled to vote as to whether imports of multilayered wood flooring from China materially injure, or threaten material injury to, the domestic industry. If the ITC finds no such injury or threatened injury, no AD or CVD order will be issued and importers will be entitled to the return of duties previously paid into escrow.

Armstrong World Industries, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollar amounts in millions)
We are unable to predict the final outcome of this matter. However, based on the final rates announced by the Department of Commerce, this matter is not expected to have a material adverse effect on our results of operations, financial position or cash flows.
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
The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$52.5	$24.6	$103.9	$32.0
Net earnings allocated to participating non-vested share awards	(0.4)	—	(0.8)	(0.1)

Net earnings attributable to common shares	$52.1	$24.6	$103.1	$31.9

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and nine month periods ended September 30, 2011 and 2010 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic shares outstanding	58.4	57.7	58.3	57.6
Dilutive effect of stock option awards	0.4	0.5	0.5	0.5

Diluted shares outstanding	58.8	58.2	58.8	58.1

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Armstrong World Industries, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of September 30, 2011, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 31, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “we”, “our” and “us” in this report, we are referring to AWI and its subsidiaries.
This discussion should be read in conjunction with the financial statements, the accompanying notes, the statement on forward-looking information and risk factors included in this report and our annual report on Form 10-K for the year ended December 31, 2010.
OVERVIEW
We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of September 30, 2011, we operated 31 manufacturing plants in seven countries, including 20 plants located throughout the U.S.
Reportable Segments
Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to ceiling systems contractors and to resale distributors. Residential ceiling products are sold in North America primarily to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by Worthington Armstrong Venture (“WAVE”) are sold by both us and WAVE.
Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile and linoleum flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, ceramic tile products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, and colors. We sell these products worldwide to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.
Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors and large home centers, principally under the brand names Bruce®, Hartco®, Robbins®, Timberland®, Armstrong®, HomerWood® and Capella®.

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
Factors Affecting Revenues
Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the third quarter of 2011, these markets experienced the following:
•	According to the U.S. Census Bureau, in the third quarter of 2011 housing starts in the U.S. residential market rose 5.2% compared to the third quarter of 2010 to 0.62 million units. Housing completions in the U.S. increased 5.5% year over year in the third quarter of 2011 with approximately 0.64 million units completed. The National Association of Realtors indicated that sales of existing homes rose 17.0% year over year to 4.88 million units in the third quarter of 2011.
•	According to the U.S. Census Bureau, for the value of new construction put in place, the rate of increase in the North American key commercial market, in nominal dollar terms, was 1% in the third quarter of 2011 compared to the same period in 2010. Construction activity declined 2% and 5% in the office and education segments and increased 4% in the healthcare segment in the third quarter of 2011 year over year.
•	Central European markets were mixed, Western European countries generally experienced continued declines, and Eastern European markets grew.
•	Overall, the Pacific Rim experienced growth, particularly in China and India, which was partially offset by declines in Australia as a result of reduced government stimulus spending.
Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our third quarter 2011 total consolidated net sales by approximately $15 million and in the first nine months of 2011 by approximately $50 million, when compared to the same periods of 2010.
Year-to-date, we took the following pricing actions:
•	Building Products announced price increases for ceiling tile and grid in the Americas effective February 2011, again for grid effective April 2011, and additional increases for ceiling tiles and grid effective August 2011. In Europe we announced price increases for ceiling tile effective March 2011, for grid effective April 2011, and again for ceiling tiles effective August 2011. We also announced price increases in Asia for both ceiling tile and grid effective March 2011.
•	Resilient Flooring announced a price increase in Europe effective January 2011, in the Americas effective February 2011, again in the Americas effective June 2011, and again in Europe effective July 2011.
•	Cabinets announced a price increase effective February 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
If raw material prices continue at, or rise from, current levels additional pricing actions may be announced.
Mix Each of our businesses offers a wide assortment of products that are differentiated by style and design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales by approximately $18 million in the first nine months of 2011, and were flat for the third quarter of 2011, when compared to the same periods of 2010.
Factors Affecting Operating Costs
Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.
Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter and first nine months of 2011, these input costs decreased operating income by approximately $15 million and $47 million, respectively, when compared to the same periods of 2010.
We are committed to augmenting margin expansion through further cost elimination. Through manufacturing footprint reductions and aggressive application of projects designed to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $165 million of manufacturing and SG&A costs by 2013. Toward this end, in 2010, we achieved $35 million of cost savings, and expect to deliver another $100 million in savings in 2011, and another $30- $40 million during 2012. We recorded expenses of approximately $6 million for these initiatives in the third quarter of 2011, and $31 million during the first nine months of 2011. In the second quarter of 2011, we idled one of our Wood Flooring manufacturing facilities. We will continue to evaluate the efficiency of our manufacturing footprint in the U.S. and Europe. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve our targeted savings, there is no assurance that our net operating results in the future will improve by this amount.
Employees
As of September 30, 2011, we had approximately 9,300 active full-time and part-time employees worldwide. This compares to approximately 9,800 employees as of December 31, 2010. The decline was primarily due to headcount reductions in our U.S. and European Flooring operations and our corporate operations.
Through October 2011, we reached collective bargaining agreements with unions representing employees at four of our plants. On July 17, 2011, we declared a lockout of the unionized employees at our Building Products plant located in Marietta, Pennsylvania. The lockout, which resulted from the lack of a new ratified contract to replace the previous labor contract that expired on June 1, 2011, involves approximately 260 workers and is expected to continue until a new contract is ratified by the union.

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
2011 COMPARED TO 2010
CONSOLIDATED RESULTS

	2011	2010	Change is Favorable
Three months ended September 30
Net sales:
Americas	$553.5	$523.4	5.8%
Europe	163.6	161.3	1.4%
Pacific Rim	56.5	55.1	2.5%

Total consolidated net sales	$773.6	$739.8	4.6%

Operating income	$92.8	$45.0	Favorable

Nine Months ended September 30
Net sales:
Americas	$1,577.1	$1,519.8	3.8%
Europe	465.5	457.6	1.7%
Pacific Rim	164.8	146.1	12.8%

Total consolidated net sales	$2,207.4	$2,123.5	4.0%

Operating income	$217.6	$111.3	95.5%
Consolidated net sales increased in the third quarter and first nine months of 2011. Net sales grew in the third quarter on favorable foreign exchange of approximately $29 million, as volume declines were offset by improved price. Similarly, net sales grew in the first nine months on favorable foreign exchange of approximately $57 million combined with favorable price and mix, offset by volume declines.
Net sales in the Americas increased in the third quarter and first nine months of 2011. The increase in sales for the third quarter was driven by price and volume, and the increase in sales for the first nine months was driven by price and mix which overcame volume declines in the Resilient Flooring business.
Net sales in the European markets increased in the third quarter and first nine months of 2011, as volume declines were partially offset by favorable foreign exchange impact of approximately $19 million for the third quarter and approximately $35 million for the first nine months of 2011, and improved price.
Net sales in the Pacific Rim increased in the third quarter and first nine months of 2011. The increase in sales for the third quarter was primarily driven by foreign exchange impact of approximately $6 million, which was partially offset by unfavorable volume and mix. The increase in sales for the first nine months was driven by volume and favorable foreign exchange impact of approximately $14 million, partially offset by less favorable mix.
Cost of goods sold in the third quarter of 2011 was 74.5% of net sales, compared to 76.8% for the same period in 2010. Cost of goods sold in the first nine months of 2011 was 75.4% of net sales, compared to 77.0% for the same period in 2010. The percentage decreases were primarily the result of reductions in manufacturing costs.
SG&A expenses in the third quarter of 2011 were $118.8 million, or 15.4% of net sales, and in the first nine months of 2011 were $361.1 million, or 16.4% of net sales, compared to $125.2 million, or 16.9% of net sales, and $400.5 million, or 18.9% of net sales for the corresponding periods in 2010. The decreases were due to reductions in core SG&A expenses, partially offset by an asset impairment charge of $2.2 million for a European office building. In addition 2010, was impacted by $13.5 million of CEO

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
transition costs, of which $11.2 million were recorded in the first quarter of 2010, with the remainder recorded in the third quarter of 2010 and a $6.1 million asset impairment charge related to the termination of our flight operations, which was recorded in the first half of 2010. We also recorded an asset impairment charge of $2.1 million in the first half of 2010 for a European warehouse facility due to the decline in the commercial property sector.
Equity earnings from our WAVE joint venture were $15.4 million for the third quarter of 2011 compared to $13.2 million in the third quarter of 2010, and $44.4 million for the first nine months of 2011 compared to $38.6 million in first nine months of 2010. See Note 7 to the Condensed Consolidated Financial Statements for further information.
Interest expense was $11.3 million for the third quarter of 2011 compared to $3.9 million in the third quarter of 2010. Interest expense was $37.6 million in the first nine months of 2011 compared to $11.8 million in first nine months of 2010. Higher expenses in both periods were primarily due to the fourth quarter 2010 refinancing of our debt, which increased outstanding debt balances and interest rates compared to our previous credit facility.
Income tax expense was $30.6 million and $20.5 million for the third quarter of 2011 and 2010, respectively. The effective tax rate for the third quarter of 2011 was 36.8% as compared to a rate of 45.5% for the same period of 2010. The effective tax rate for 2011 was lower than 2010 due to the reduction of unbenefited foreign losses. Additionally, in the third quarter of 2010, we realized a partial release of state valuation allowances based on our projected ability to utilize the deferred tax assets to offset future taxable income.
Income tax expense was $78.0 million and $72.7 million for the first nine months of 2011 and 2010, respectively. The effective tax rate for the first nine months of 2011 was 42.9% versus 69.4% for the same period of 2010. The effective tax rate for the first nine months of 2011 was lower than the first nine months of 2010 due to the enactment of the federal healthcare reform legislation in March 2010.
REPORTABLE SEGMENT RESULTS
Building Products

	2011	2010	Change is Favorable
Three months ended September 30
Net sales:
Americas	$207.2	$192.5	7.6%
Europe	96.2	86.6	11.1%
Pacific Rim	32.5	30.7	5.9%

Total segment net sales	$335.9	$309.8	8.4%

Operating income	$72.4	$59.2	22.3%

Nine Months ended September 30
Net sales:
Americas	$575.0	$531.5	8.2%
Europe	275.5	246.2	11.9%
Pacific Rim	97.3	84.4	15.3%

Total segment net sales	$947.8	$862.1	9.9%

Operating income	$191.0	$154.9	23.3%
Net sales in the Americas increased in the third quarter and first nine months due to improved price and volumes, while mix positively impacted results in the first nine months.
Net sales in Europe increased in the third quarter on favorable foreign exchange of approximately $10 million combined with positive price and mix, offset partially by reduced volumes. Net sales in Europe

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
increased in the first nine months of the year on favorable foreign exchange of approximately $19 million combined with positive price and mix.
Net sales in the Pacific Rim increased in the third quarter on favorable foreign exchange of approximately $3 million, partially offset by lower volume primarily in Australia. Net sales in the Pacific Rim increased in the first nine months of the year on favorable foreign exchange of approximately $7 million and higher volumes, which were partially offset by less favorable mix.
Operating income increased for the third quarter as price offset inflation, mix improved, earnings from WAVE increased, and SG&A decreased. These favorable variables more than offset lower volumes and higher manufacturing costs. Operating income increased in the first nine months of 2011 as improvements in price, volume, mix, SG&A expense, equity earnings from WAVE and reduced manufacturing costs were partially offset by inflation.
Resilient Flooring

			Change is Favorable/
	2011	2010	(Unfavorable)
Three months ended September 30
Net sales:
Americas	$179.6	$176.2	1.9%
Europe	67.4	74.7	(9.8)%
Pacific Rim	24.0	24.4	(1.6)%

Total segment net sales	$271.0	$275.3	(1.6)%

Operating income	$10.6	$10.1	5.0%

Nine Months ended September 30
Net sales:
Americas	$522.9	$510.8	2.4%
Europe	190.0	211.4	(10.1)%
Pacific Rim	67.5	61.7	9.4%

Total segment net sales	$780.4	$783.9	(0.4)%

Operating income	$20.6	$14.9	38.3%
Net sales in the Americas increased in the third quarter and first nine months, as reduced volumes were more than offset by improvements in mix and price.
Net sales declines in the European markets for both periods reflects the volume reductions related to the restructuring of our European flooring business, which included the exit of the residential flooring business, and the simplification of our country and product offerings. Excluding the impact of these actions, year on year volumes were down slightly in the third quarter, and year over year volumes in the first nine months were flat. Net sales in the third quarter of 2011 benefitted from favorable foreign exchange of approximately $9 million, and net sales in the first nine months of 2011 benefitted from favorable foreign exchange of approximately $16 million.
Net sales in the Pacific Rim decreased in the third quarter, as declines in volume and mix primarily in Australia were partially offset by favorable foreign exchange of approximately $3 million. Net sales in the Pacific Rim increased in the first nine months of the year on favorable foreign exchange of approximately $7 million and higher volumes, which were partially offset by less favorable mix.
Operating income improved for the third quarter and first nine months of 2011 compared to the same periods in 2010. In both periods, reduced manufacturing costs, improved price and reductions in SG&A expenses offset volume declines and raw material inflation. Third quarter 2010 results were impacted by approximately $5.5 million of costs related to the closure of our Montreal, Canada, facility and approximately $7.0 million due to laminate duty refunds.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating income includes losses related to European Resilient Flooring as outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Resilient Flooring Europe operating loss	$(1.4)	$(14.5)	$(20.0)	$(28.8)
The operating losses for Resilient Flooring Europe for the third quarter and first nine months of 2011 included $2.4 million and $16.8 million, respectively, of severance and restructuring related costs. The third quarter and first nine months of 2010 include charges of $15.1 million related to the restructuring of the European business. In addition to the severance and restructuring charges, the losses include fixed asset impairment charges of $2.2 million recorded in the third quarter of 2011 and $2.1 million recorded in the first quarter of 2010.
Wood Flooring

	2011	2010	Change is Favorable
Three months ended September 30
Total segment net sales	$127.2	$119.8	6.2%

Operating income (loss)	$17.4	$(13.3)	Favorable

Nine Months ended September 30
Total segment net sales	$371.8	$371.3	0.1%

Operating income (loss)	$34.3	$(13.8)	Favorable
Net sales increased in the third quarter as higher volumes were partially offset by unfavorable price and mix. Net sales for the first nine months of the year were flat as modest improvements in price were offset by unfavorable mix and significant first quarter volume declines in US residential markets.
Operating income increased for the third quarter, primarily due to reduced manufacturing and SG&A costs and favorable input costs when compared to the prior year due to the significant lumber inflation experienced in the third quarter of 2010. Operating income increased in the first nine months of the year due to reduced manufacturing and SG&A costs and favorable input costs, which were partially offset by reduced volumes. Additionally, the third quarter and first nine months of 2010 included $10.5 million of fixed asset write downs and severance charges related to the closure of two manufacturing facilities.
Cabinets

	2011	2010	Change is Favorable
Three months ended September 30
Total segment net sales	$39.5	$34.9	13.2%

Operating income (loss)	$1.7	$(1.2)	Favorable

Nine Months ended September 30
Total segment net sales	$107.4	$106.2	1.1%

Operating income (loss)	$1.7	$(5.5)	Favorable
Net sales increased for the third quarter and first nine months of 2011 compared to the same periods in 2010 as stronger volumes were partially offset by less favorable mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
Operating income for both periods improved primarily due to reduced SG&A expenses, while the third quarter benefitted from stronger volumes, partially offset by less favorable product mix.
Unallocated Corporate
Unallocated corporate expense of $9.3 million in the third quarter of 2011 and $30.0 million for the first nine months decreased from $9.8 million and $39.2 million, respectively, in the prior year. The third quarter and first nine months of 2011 included a $6.2 million and $18.6 million lower pension credit as compared to 2010. In addition, 2010 was impacted by $13.5 million of CEO transition costs, of which $11.2 million were recorded in the first quarter of 2010 with the remainder recorded in the third quarter of 2010 and a $6.1 million asset impairment charge related to the termination of our flight operations which was recorded in the first half of 2010. After consideration of these items, corporate expenses declined in both 2011 periods due to lower headcount and professional services spending.
FINANCIAL CONDITION AND LIQUIDITY
Cash Flow
Operating activities for the first nine months of 2011 provided $129.9 million of cash, a decrease of $11.4 million from the $141.3 million of cash provided for the first nine months of 2010. The decrease was primarily due to a 2011 increase in inventories (compared to a decrease in 2010), higher restructuring payments, and a higher increase in receivables, partially offset by higher earnings.
Net cash used for investing activities was $42.4 million for the first nine months of 2011, compared to $3.9 million in the first nine months of 2010. This change was primarily due to increased purchases of property, plant and equipment in 2011.
Net cash used for financing activities was $32.2 million for the first nine months of 2011, compared to $27.5 million during the first nine months of 2010. Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility and refinancing costs of $7.9 million. Net cash used in 2010 was impacted by payments of long-term debt of $32.0 million and the purchase of the 20% non-controlling interest in our Shanghai ceilings operations for $7.8 million.
Liquidity
Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal needs. On November 23, 2010, we executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. This facility consists of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.
On March 10, 2011, we entered into an amendment pursuant to which the following changes were effected with respect to Term Loan B:
•	The applicable margin for borrowings under Term Loan B was reduced (i) to 2.00% from 2.50% with respect to base rate borrowings, and (ii) to 3.00% from 3.50% with respect to LIBOR borrowings;
•	The minimum interest rate for borrowings under Term Loan B was reduced from 1.50% to 1.00%; and
•	The maturity date for Term Loan B was extended from May 23, 2017 to March 10, 2018. Until maturity, quarterly amortization payments on Term Loan B will continue in an amount equal to 0.25% of the original principal amount of Term Loan B.
In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium, which represented one percent of the principal amount of Term Loan B and which was capitalized and is being

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
amortized into interest expense over the life of the loan. We also paid approximately $1.6 million of fees to third parties (banks, attorneys, etc.).
The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0 after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During the first nine months of 2011, we were in compliance with all covenants of the credit agreement.
The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion (as amended) is priced at 3.00% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. On March 31, 2011, we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.
Mandatory prepayments are required under the senior credit facility pursuant to an annual leverage test starting with the year ending December 31, 2011, under which, if our consolidated leverage ratio is greater than 2.0 to 1.0, but less than 2.5 to 1.0, we would be required to make a prepayment of 25% of Consolidated Excess Cash Flow, as defined by the credit agreement. If our consolidated leverage ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of Consolidated Excess Cash Flow.
As of September 30, 2011, we had $376.9 million of cash and cash equivalents, $281.2 million in the U.S. and $95.7 million in various foreign jurisdictions.
Our current debt rating from S&P is BB- (negative) and from Moody’s is B1 (stable).
On December 10, 2010, we established a $100 million Receivables Securitization Program. AWI and its subsidiary, Armstrong Hardwood Flooring Company, sold their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC financed those receivables through Credit Agricole Corporate and Investment Bank, with a maximum commitment of $100 million. In addition to the financing of receivables by Credit Agricole, under the documentation establishing the program, Credit Agricole may also issue letters of credit at the request of ARC. The purchase and letter of credit commitments under the program expire in December 2013, subject to possible extensions thereafter.
On December 16, 2010, we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia, to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041. As of September 30, 2011, the $21.7 million of unspent proceeds must be used for expenditures related to the construction of our new mineral wool plant and are therefore accounted for as restricted cash within other non-current assets.
On September 30, 2011, we had outstanding letters of credit totaling $70.4 million, of which $19.4 million was issued under the revolving credit facility, $50.6 million was issued under the securitization facility

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)
($36.2 million of which related to the West Virginia bond issue) and $0.4 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of September 30, 2011
Foreign Financing Arrangements	Limit	Used	Available
Lines of credit available for borrowing	$22.6	—	$22.6
Lines of credit available for letters of credit	2.5	$1.0	1.5

Total	$25.1	$1.0	$24.1

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.
During the past year, our Board of Directors has approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the allocation of capital to double our Building Products production capacity in China, and the construction of two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $200 million and will be incurred over several years, with most of the spending occurring in 2011 and 2012.
We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization program, and the availability under the $250 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.
Recently issued accounting standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance which is now part of Accounting Standards Codification (“ASC”) 350: “Intangibles — Goodwill and Other". The new guidance will permit an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the objective of this new guidance is to simplify how entities test for goodwill impairment it will not have a material impact on our financial statements.
In June 2011, the FASB issued new guidance which is now part of ASC 220: “Presentation of Comprehensive Income”. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 annual report on Form 10-K. There have been no material changes in our financial instruments or market risk exposures since December 31, 2010.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2011, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 19 to the Condensed Consolidated Financial Statements for a description of our legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our 2010 annual report on Form 10-K and supplemented by Part II, Item 1A of our report on Form 10-Q for the quarter-ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)
Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that may
			Part of Publicly	yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased[1]	Share	Programs[2]	Programs
July 1 — 31, 2011	—	—	—	—
August 1 — 31, 2011	3,323	$24.61	—	—
September 1 — 30, 2011	—	—	—	—

Total	3,323		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 15	Awareness Letter from Independent Registered Public Accounting Firm.

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

No. 101	Interactive Data Files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.
By:	/s/ Thomas B. Mangas
Thomas B. Mangas, Senior Vice
President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Stephen F. McNamara
Stephen F. McNamara, Vice President and Controller (Principal Accounting Officer)
Date: October 31, 2011

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