Form 10-K
period 2011-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2012-02-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 1-2116

ARMSTRONG WORLD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0366390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Columbia Avenue, Lancaster, Pennsylvania	17603
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($45.56 per share) on the New York Stock Exchange (trading symbol AWI) on June 30, 2011 was approximately $618 million. As of February 21, 2012, the number of shares outstanding of registrant’s Common Stock was 58,436,007.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2012 annual meeting of stockholders, to be filed no later than April 30, 2012 (the first business day after the day that is 120 days after the last day of our 2011 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

Cautionary Note Regarding Forward-Looking Statements

Certain information included in this report and in our other materials we have filed or will file with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955 (the “PSLRA”). Those statements provide our future expectations or forecasts and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance or the outcome of contingencies such as liabilities or legal proceedings.

From time to time, forward-looking statements also are included in other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, including, without limitation, those relating to macroeconomic conditions, debt, liquidity, access to raw materials, competition, dependency on key customers, domestic and foreign government regulation and markets, protection of our intellectual property rights, labor matters, and adverse judgments and any related liabilities, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the PSLRA, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

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

Reportable Segments

We operate five business segments—Building Products, Resilient Flooring, Wood Flooring, Cabinets and Unallocated Corporate. See Note 3 to the Consolidated Financial Statements and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.

Markets

We are well positioned in the industry segments and markets in which we operate—often holding a leadership or significant market share position. The major markets in which we compete are:

North American Residential. Our Building Products, Resilient Flooring, Wood Flooring and Cabinets segments sell products for use in the home. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall. Homeowners can choose from our vinyl and wood flooring products, for which we are North America’s largest provider, or from our laminate flooring products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet and ceramic products, which we do not offer. In the kitchen and bath areas, we compete with thousands of other cabinet manufacturers ranging from large diversified corporations to small local craftsmen.

Our products are used in new home construction and existing home renovation work. Industry analysts estimate that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue after reflecting a lag period between change in construction activity and our operating results of several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly affect our revenue. Further, changes in inventory levels and/or product focus at national home centers and our building materials distributors can also significantly affect our revenue. Sales of our ceiling products for residential use appear to follow the trend of existing home sales, with a several month lag period between the change in existing home sales and our related operating results.

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

The following table provides an estimate of our segments’ 2011 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential		North American Commercial		Outside of North America
	New	Renovation	New	Renovation	New	Renovation	Total
Building Products	—	10%	10%	40%	25%	15%	100%
Resilient Flooring	5%	30%	5%	30%	10%	20%	100%
Wood Flooring	30%	70%	—	—	—	—	100%
Cabinets	50%	45%	5%	—	—	—	100%

Management has used estimates in creating the table above because the end use of our products is not always easily determinable.

Geographic Areas

See Note 3 to the Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for additional financial information by geographic areas.

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

Approximately two-thirds of our consolidated net sales are to distributors. Sales to large home centers account for approximately 15% of our sales in the Americas. Our remaining sales are to contractors and retailers.

No customer accounted for 10% or more of our total consolidated net sales during the last three years.

Working Capital

We produce goods for inventory and sell on credit to our customers. Generally, our distributors carry inventory as needed to meet local or rapid delivery requirements. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. These practices are typical within the industry.

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

Building Products – CertainTeed Corporation (a subsidiary of Saint-Gobain), Chicago Metallic Corporation, Georgia-Pacific Corporation, Knauf AMF GmbH & Co. KG, Lafarge SA, Odenwald Faserplattenwerk GmbH, Rockfon A/S, Saint-Gobain and USG Corporation.

Flooring segments – Amtico International, Inc., Beaulieu International Group, N.V., Boa-Franc, Inc., Congoleum Corporation, Faus, Inc., Forbo Holding AG, Gerflor Group, Interface, Inc., IVC Group, Krono Holding AG, LG Floors, Mannington Mills, Inc., Metroflor Corporation, Mullican Flooring, L.P., Mohawk Industries, Inc., Pfleiderer AG, Shaw Industries, Inc., Somerset Hardwood Flooring, and Tarkett AG.

Cabinets – American Woodmark Corporation, Cardell Cabinetry, Fortune Brands Home & Security Inc., Masco Corporation, and Norcraft Companies.

Raw Materials

Raw materials are purchased worldwide in the ordinary course of business from numerous suppliers. The principal raw materials used in each business include the following:

Business	Principal Raw Materials
Building Products	Mineral fibers, fiberglass, perlite, waste paper, pigments, clays, starches, and steel used in the production of metal ceilings and for our WAVE joint venture’s manufacturing of ceiling grid

Resilient Flooring	Polyvinylchloride (“PVC”) resins and films, plasticizers, backings, limestone, pigments, linseed oil, inks and stabilizers

Wood Flooring	Hardwood lumber, veneer, coatings and stains

Cabinets	Lumber, veneer, plywood, particleboard and components, such as doors and hardware

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

Sourced Products

Some of the products that we sell are sourced from third parties. Our primary sourced products include various flooring products (laminate, wood, vinyl sheet and tile), specialized ceiling products, and installation-related products and accessories for some of our manufactured products. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Asia and Europe. Sales of sourced products represented approximately 10% to 15% of our total consolidated revenue in 2011, 2010, and 2009.

In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that a significant shortage will not occur.

Seasonality

Generally our sales tend to be stronger in the second and third quarters of our fiscal year following the timing of new construction, renovation, and home sales.

Patent and Intellectual Property Rights

Patent protection is important to our business. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within AWI or obtained through acquisitions and licenses. In addition, we benefit from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies. Although we consider that, in the aggregate, our patents, licenses and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

Certain of our trademarks, including without limitation, , Armstrong®, Allwood™, Alterna™, Arborcrest™, Arteffects®, Bruce®, Calibra™, Cirrus®, Coronet™, Cortega®, Dundee™, DLW™, Dune™, Excelon®, Fine Fissured™, FireGuard™, Imperial®, Initiator™, Laurel™, Luxe Plank™, Manchester®, Medintech®, Medintone®, Memories™, Metalworks™, Natural Creations®, NaturCote™, Optima®, Plano™, Scala®, SoundSoak®, Stonetex®, Station Square™, StrataMax®, Timberline®, ToughGuard®, Ultima®, Waverly™, and Woodworks® are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

We review trademarks annually for potential impairment. See the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Employees

As of December 31, 2011, we had approximately 9,100 full-time and part-time employees worldwide. Approximately 58% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We believe that our relations with our employees are satisfactory.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $29.2 million in 2011, $32.9 million in 2010 and $38.0 million in 2009 on R&D activities worldwide.

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

We are committed to complying with all environmental laws and regulations that are applicable to our operations. Regulatory activities of particular importance to our operations include proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state or international Superfund and similar type laws at several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of several potentially responsible parties (“PRPs where we have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Liabilities of $7.3 million and $8.3 million at December 31, 2011 and December 31, 2010, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 30 to the Consolidated Financial Statements and “Item 1A. Risk Factors”, for information regarding the possible effects that compliance with environmental laws and regulations and climate change may have on our businesses and operating results.

Website

We maintain a website at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Reference in this Form 10-K to our website is an inactive text reference only. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”). These materials are also available from the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Worldwide economic conditions and credit tightening could have a material adverse impact on our business.

Our business may be adversely impacted by changes in United States or global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact our operations, financial results and/or liquidity including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

•	one or more of the financial institutions syndicated under our senior secured credit facility may cease to be able to fulfill their funding obligations, which could adversely impact our liquidity;

•	it may become more costly or difficult to obtain financing or refinance our debt in the future;

•	the value of our assets held in pension plans may decline; and/or

•	our assets may be impaired or subject to write down or write off.

Uncertainty about global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

Our business is dependent on construction activity. Downturns in construction activity could adversely affect our business and results of operations.

Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. The cyclical nature of commercial and residential construction activity tends to be influenced by prevailing economic conditions, including favorable interest rates, strong government spending, consumer confidence and other factors beyond our control. Prolonged downturns in construction activity could have an adverse effect on our business, profitability, and the carrying value of assets.

Our indebtedness may adversely affect our cash flow and our ability to operate our business, make payments on our indebtedness and declare dividends on our capital stock.

Our level of indebtedness and degree of leverage could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore more able to take advantage of opportunities that our leverage prevents us from exploiting;

•

limit our ability to refinance existing indebtedness or borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;

•	restrict our ability to pay dividends on our capital stock; and

•	adversely affect our credit ratings.

We may also incur additional indebtedness, which could exacerbate the risks described above. In addition, to the extent that our indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

The agreements that govern our indebtedness contain a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests.

The agreements that govern our indebtedness include covenants that, among other things, may restrict our ability to:

•	incur additional debt;

•	pay dividends on or make other distributions in respect of our capital stock or redeem, repurchase or retire our capital stock or subordinated debt or make certain other restricted payments;

•	make certain acquisitions;

•	sell certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	create liens on certain assets to secure debt.

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

Our liquidity needs vary throughout the year. If our business experiences materially negative unforeseen events, we may be unable to generate sufficient cash flow from operations to fund our needs, maintain sufficient liquidity to operate and remain in compliance with our debt covenants, which could result in reduced or delayed planned capital expenditures and other investments and adversely affect our future revenue prospects.

If the availability of raw materials or energy decreases, or the costs increase, and we are unable to pass along increased costs, our operating results could be adversely affected.

The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, hardwood lumber and mineral fiber in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could cause us to reformulate products or limit our production. Decreased access to raw materials and energy or significant increased production cost differentials and any corresponding inability to pass along such costs through price increases could have a material adverse effect on our business, financial condition and operating results.

Our markets are highly competitive. Competition can reduce demand for our products or cause us to lower prices. Failure to compete effectively by meeting consumer preferences and maintaining market share would adversely affect our results.

Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, from residential vinyl products to other flooring products, for example, styling preferences or inability to offer new competitive performance features could have an adverse effect on our sales. In addition, excess industry capacity exists for certain products in several geographic markets, which tends to increase price competition, as does competition from overseas competitors with lower cost structures.

Sales fluctuations to key customers could have a material adverse effect on our revenues and profits.

Some of our businesses are dependent on a few key customers. The loss of sales to one of these major customers, or any adverse change in our business relationship with any one of them, could have an adverse affect on both our revenues and profits.

Our plant construction projects may adversely impact our results.

We are in various stages of building new manufacturing plants. There can be no assurance that the actual cost of these facilities will not exceed our projections. In addition, we may experience delays in the construction of these facilities for many reasons, including unavailability of materials, labor or equipment, regulatory matters or inclement weather. Economic and competitive advantages expected from these projects may not materialize as a result of delays, cost overruns or changes in market conditions.

We are subject to risks associated with our international operations in both established and emerging markets. Legislative, political, regulatory and economic volatility, as well as vulnerability to infrastructure and labor disruptions, could have an adverse effect on our business.

A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia markets. Approximately 30% of our 2011 revenues are from operations outside the U.S. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks. Our international operations are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, high costs in repatriating profits to the U.S. from some countries, and loss of sales to local competitors following currency devaluations in countries where we import products for sale. In addition, our international growth strategy depends in part on our ability to expand our operations in certain emerging markets. However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties. As we continue to expand our business globally, including in emerging markets, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our financial condition and results of operations.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our business.

We rely on our proprietary intellectual property, including numerous patents and registered trademarks, as well as our licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. In addition, the laws of some non-United States jurisdictions, particularly those of certain emerging markets, provide less protection for our proprietary rights than the laws of the United States. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations.

Our restructuring actions and LEAN initiatives may not achieve expected savings in our operating costs or improved operating results.

We aggressively look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We are committed to augmenting margin expansion through further cost elimination. However, there can be no assurance that we will be able to achieve our desired level of cost savings. Even if we achieve our targeted savings, there is no assurance that our net operating results in the future will improve by this amount. Planning and executing delays or challenges could adversely affect our customer service and result in unplanned costs.

Adverse judgments in regulatory actions, product claims, environmental claims and other litigation could be costly. Insurance coverage may not be available or adequate in all circumstances.

While we strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet warranty or contractual requirements, and users could claim to be harmed by use or misuse of our products. These claims could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. They could also result in negative publicity that could harm our sales and operating results. The building materials industry has been subject to claims relating to silicates, mold, PCBs, PVC, formaldehyde, toxic fumes, fire-retardant properties and other issues, as well as for incidents of catastrophic loss, such as building fires. Product liability insurance coverage may not be available or adequate in all circumstances to cover these claims.

We are parties to several legal proceedings involving environmental matters (see Note 30 to the Consolidated Financial Statements included in this Form 10-K), and we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. It is possible that we could become subject to additional environmental liabilities in the future. We are also subject to regulatory requirements regarding protection of the environment. Current and future environmental laws and regulations, including those proposed concerning climate change, could increase our cost of compliance, cost of energy, or otherwise materially adversely affect our business, results of operations and financial condition.

In addition, claims and investigations may arise related to patent infringement, environmental matters, distributor relationships, commercial contracts, antitrust or competition law requirements, employment and employee benefits issues, and other compliance and regulatory matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.

Increased costs of labor, labor disputes, work stoppages or union organizing activity could delay or impede production and reduce sales and profits.

Increased costs of U.S. and international labor, including the costs of employee benefits plans, could affect our financial results and operations. As the majority of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, there are also costs attributable to our periodic renegotiation of those agreements. Throughout 2011, we renegotiated collective bargaining agreements covering approximately 1,500 employees at six plants. During the second half of 2012, collective bargaining agreements covering approximately 500 employees at two plants are scheduled to expire. We are also subject to the risk that strikes or other types of conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not have union representation. Prolonged negotiations, conflicts or related activities could lead to increased costs and work stoppages, which could adversely affect production, revenues, profits and customer relations.

Our principal shareholders could significantly influence our business and our affairs.

The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”), formed in 2006 as part of AWI’s emergence from bankruptcy, and Armor TPG Holdings LLC (“TPG”) together hold more than 60% of our outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Such a large percentage of ownership could result in below average equity market liquidity and affect matters that require approval by our shareholders.

We are outsourcing our information technology infrastructure and certain finance and accounting functions, which will make us more dependent upon third parties.

In an effort to make our IT, finance and accounting functions more efficient, increase related capabilities, as well as generate cost savings, we began to outsource a significant portion of our IT infrastructure and certain finance and accounting functions to separate third party service providers during the fourth quarter of 2011. As a result, we rely on third parties to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. A failure of our service providers to perform may have a significant adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most operational headquarters, our U.S. R&D operations and marketing, and customer service headquarters.

We produce and market Armstrong products and services throughout the world, operating 32 manufacturing plants in eight countries as of December 31, 2011. Four of our plants are leased and the remaining 28 are owned. We operate 20 plants located throughout the United States. In addition, we have an interest through our WAVE joint venture in eight additional plants in six countries.

	September 30,	September 30,
Business Segment	Number of Plants	Location of Principal Facilities

Resilient Flooring	10	U.S. (California, Illinois, Mississippi, Oklahoma, Pennsylvania), Australia and Germany

Wood Flooring	9	U.S. (Arkansas, Kentucky, Missouri, Pennsylvania, Tennessee, and West Virginia) and China

Building Products	12	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania), China, France, Germany and the U.K.

Cabinets	1	U.S. (Pennsylvania)

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

ITEM 3. LEGAL PROCEEDINGS

See the “Specific Material Events” section of the “Environmental Matters” section of Note 30 to the Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI”. As of February 21, 2012, there were approximately 425 holders of record of AWI’s Common Stock.

	September 30,	September 30,	September 30,	September 30,	September 30,
2011	First	Second	Third	Fourth	Total Year
Price range of common stock—high	$47.53	$48.37	$48.68	$45.96	$48.68
Price range of common stock—low	$39.41	$42.50	$32.47	$32.82	$32.47

2010
Price range of common stock—high	$40.93	$45.05	$43.05	$54.58	$54.58
Price range of common stock—low	$33.42	$29.44	$28.01	$39.55	$28.01

The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.

There were no dividends declared during 2011. On November 23, 2010, our Board of Directors declared a special cash dividend of $13.74 per common share, payable on December 10, 2010, to shareholders of record on December 3, 2010. This special cash dividend resulted in an aggregate cash payment to our shareholders of approximately $800 million.

Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments”, which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. For further discussion of the debt agreements, see the financial condition and liquidity section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A, Risk Factors” in this Form 10-K, and the debt agreements filed with our Current Report on Form 8-K dated November 24, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1-31, 2011	—	—	—	—
November 1-30, 2011	—	—	—	—
December 1-31, 2011	—	—	—	—

Total	—		N/A	N/A

1The Company does not have a share buy-back program.

ITEM 6. SELECTED FINANCIAL DATA

(amounts in millions, except for per-share data)	Year 2011	Year 2010	Year 2009	Year 2008	Year 2007
Income statement data
Net sales	$2,859.5	$2,766.4	$2,780.0	$3,393.0	$3,549.7
Operating income	239.2	81.1	90.6	210.9	296.7
Earnings from continuing operations	112.4	11.0	77.7	80.4	152.8
Per common share – basic (a)	$1.91	$0.19	$1.36	$1.41	$2.69
Per common share – diluted (a)	$1.90	$0.19	$1.36	$1.41	$2.69

Dividends declared per share of common stock	—	$13.74	—	$4.50	—

Balance sheet data (end of period)
Total assets	2,994.7	2,922.4	3,302.6	3,351.8	4,639.4
Long-term debt	822.9	839.6	432.5	454.8	485.8
Total equity	1,130.2	1,090.8	1,907.9	1,751.3	2,444.1

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891.

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this Form 10-K.

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

In response to economic conditions during 2011, we idled an engineered wood production facility in Statesville, North Carolina, closed a homogeneous flooring plant in Holmsund Sweden, and closed a Building Products plant in Beaver Falls, Pennsylvania. Additionally, in November 2011, we acquired a specialty metal ceiling systems manufacturer located in Quebec, Canada. As of December 31, 2011, we operated 32 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

Through Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., we also have an interest in eight additional plants in six countries that produce suspension system (grid) products for our ceiling systems.

We report our financial results through the following segments: Building Products, Resilient Flooring, Wood Flooring, Cabinets and Unallocated Corporate. See “Results of Operations” and “Reportable Segment Results” for additional financial information on our consolidated company and our segments.

Factors Affecting Revenues

For information on our segments’ 2011 net sales by geography, see Note 3 to the Consolidated Financial Statements.

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During 2011, our markets experienced the following:

•

According to the U.S. Census Bureau, in 2011 housing starts in the U.S. residential market increased 4% compared to 2010 to 0.61 million units. Housing completions in the U.S. declined by 11% in 2011 with approximately 0.58 million units completed. The National Association of Realtors indicated that seasonally adjusted sales of existing homes increased 2.3% to 4.29 million units in 2011 from a level of 4.19 million units in 2010. Management estimates renovation activities declined in the U.S. during 2011, as indicated in part by the Remodeling Market Index provided by the National Association of Home Builders.

•

According to the U.S. Census Bureau, for the value of new construction put in place, the rate of decline in the North American key commercial market, in nominal dollar terms, was 4.0% in 2011 compared to 2010. Construction activity in the office, healthcare, and education segments declined 8.4%, 0.5%, and 4.0%, respectively, while the retail segment increased 7.3% in 2011 compared to 2010.

•

Central European markets were mixed overall, but experienced significant declines in the fourth quarter, Western European countries generally experienced continued declines, and Eastern European markets grew.

•	Overall, the Pacific Rim experienced growth, particularly in China and India, which was partially offset by declines in Australia as a result of reduced government stimulus spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pricing Initiatives. During 2011, we increased prices in each of our business segments in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our 2011 total consolidated net sales by approximately $60 million compared to 2010.

We have also announced price increases in each of our businesses that are effective in the first quarter of 2012. If raw material prices continue at, or rise from, current levels, additional pricing actions may be announced.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style and design and by performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can affect year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales by approximately $24 million in 2011, compared to 2010.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2011, these input costs decreased operating income by approximately $58 million, compared to 2010.

During 2011, we incurred approximately $15 million of net costs related to the renegotiation of seven expiring collective bargaining agreements covering six plants (Beverly, WV, Oneida, TN, Marietta, PA, Lancaster, PA, Pensacola, FL, and Macon, GA) and the related lockout of our unionized employees at our Marietta, PA plant. We expect to incur approximately $4 million of additional net costs in the first quarter of 2012 related to the contract settlement with our employees at the Marietta, PA plant.

We are committed to augmenting margin expansion through further cost elimination. Through manufacturing footprint reductions and aggressive application of projects designed to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $185 million of manufacturing and SG&A costs by the end of 2012. Toward this end, we achieved $35 million of cost savings in 2010, another $115 million in savings in 2011, and expect to deliver another $35 million during 2012. We recorded expenses of approximately $36 million for these initiatives in 2011. We plan to continue to evaluate the efficiency of our manufacturing footprint. The charges associated with our future cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve our targeted savings, there is no assurance that our net operating results in the future will improve by this amount.

Intangible Asset Impairments. During the fourth quarters of 2010 and 2009, we recorded non-cash impairment charges of $22.4 million and $18.0 million, respectively, to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value. There were no impairment charges recorded related to these trademarks in 2011. The fair values were negatively affected by lower expected future sales in the U.S. residential housing market. See Note 11 to the Consolidated Financial Statements for more information.

See also “Results of Operations” for further discussion of other significant items affecting operating costs.

Factors Affecting Cash Flow

During 2011, cash and cash equivalents increased by $164.8 million. Net cash from operating activities of $212.2 million and distributions from WAVE of $102.4 million (including a special distribution of $50.1 in

Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 2011), were partially offset by capital expenditures of $150.6 million. During 2010, cash and cash equivalents decreased $253.7 million. A special cash dividend of $798.6 million, repayments of our previous debt of $430.0 million due to the refinancing of our credit facility and capital expenditures of $92.7 million were partially offset by net cash from operating activities of $190.4 million, $800 million due to the refinancing of our credit facility, distributions from WAVE of $51.0 million and proceeds from asset sales of $25.8 million.

Employees

As of December 31, 2011, we had approximately 9,100 full-time and part-time employees worldwide. This compares to approximately 9,800 employees as of December 31, 2010. The decline was primarily due to headcount reductions in our U.S. and European Flooring operations and our corporate operations. During 2011, we negotiated seven collective bargaining agreements, and we experienced a six-month lockout at our Building Products plant in Marietta, PA. The lockout ended when a new contract was ratified in December 2011, and employees returned to work in January 2012. During the second half of 2012, collective bargaining agreements covering approximately 500 employees at two plants are scheduled to expire.

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

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2011 and 2010, we assumed discount rates of 4.85% and 5.10%, respectively, for the U.S. defined benefit pension plans. As of December 31, 2011, we assumed a discount rate of 4.75% compared with a discount rate of 4.90% as of December 31, 2010 for the U.S. postretirement plans. The effects of the change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point decrease in the discount rates for the U.S. pension and postretirement plans would decrease 2012 operating income by $4.9 million and a one-quarter percentage point increase in the discount rates would increase 2012 operating income by $4.8 million.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental

Management’s Discussion and Analysis of Financial Condition and Results of Operations

component is added for the expected return from active management based both on the plan’s experience and on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses, yielding a long-term rate of return of 6.50% per annum for 2012. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see frequent changes from year to year based on positive or negative actual performance in a single year. Over the 10 year period ended December 31, 2011, the annualized return was approximately 7.5% compared to an average expected return of 8.0%. The actual return on plan assets achieved for 2011 was 6.4%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2011 U.S. pension credit was 7.25%. We have assumed a return on plan assets during 2012 of 6.50%. The decrease reflects a planned change in our asset allocations. The 2012 expected return on assets was calculated in a manner consistent with 2011. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2012 operating income by approximately $5.4 million.

Contributions to the unfunded plan were $4.4 million in 2011 and were made on a monthly basis to fund benefit payments. We estimate the 2012 contributions will be approximately $3.7 million. See Note 18 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall
2010	9.0%	8.5%	8.8%	(3)%	12%	4%
2011	8.5%	8.6%	8.5%	11%	2%	8%
2012	8.1%	8.1%	8.1%

The difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2011, health care cost increases are estimated to decrease ratably until 2019, after which they are estimated to be constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2012 operating income by $1.9 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2012 operating income by $1.8 million. See Note 18 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately eight years for our U.S. pension plans and five years for our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

Impairments of Long-Lived Tangible and Intangible Assets – Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We conduct our annual impairment test for non-amortizable intangible assets during the fourth quarter, although we conduct interim impairment tests if events or circumstances indicate the asset might be impaired. We conduct impairment tests for tangible assets and amortizable intangible assets when indicators of impairment exist, such as operating losses and/or negative cash flows. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted

Management’s Discussion and Analysis of Financial Condition and Results of Operations

future cash flows expected to be generated by the assets. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.

The principal assumptions utilized in our impairment tests for tangible and definite-lived intangible assets include discount rate and operating profit adjusted for depreciation and amortization. The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our tangible and intangible assets did not change from prior periods.

The cash flow estimates used in applying our impairment tests are based on management’s analysis of information available at the time of the impairment test. Actual cash flows lower than the estimate could lead to significant future impairments. If subsequent testing indicates that fair values have declined, the carrying values would be reduced and our future statements of income would be affected.

During the fourth quarters of 2010 and 2009, we recorded non-cash impairment charges of $22.4 million and $18.0 million, respectively, to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The fair values were negatively affected by lower expected sales in the U.S. residential housing market. There was no impairment charge in 2011 related to these trademarks. The remaining carrying value of the Wood Flooring trademarks at December 31, 2011 and 2010 was $42.0 million.

We tested the tangible assets within the following reporting units for impairment:

Reporting Unit	2011	2010
ABP Americas	X	X
ABP Europe	—	X
Resilient Flooring – Americas	—	X
Resilient Flooring – Europe	X	X
Wood Flooring	X	X
Cabinets	X	X
Unallocated Corporate	—	X

Based upon the impairment testing, the carrying value of the tangible assets for each of these asset groups was determined to be recoverable (except as discussed below) because the related undiscounted cash flows and/or fair value exceeded the carrying value of assets.

We recorded an asset impairment charge of $2.2 million in the third quarter of 2011 in SG&A expense for a European Resilient Flooring office building. The fair value was determined by management estimates of market prices based upon information available, including offers received from potential buyers of the property (considered Level 3 inputs in the fair value hierarchy).

The remaining carrying value of tangible assets within the European Resilient Flooring business was $86.3 million as of December 31, 2011, with land and buildings representing the significant majority. Material uncertainties that could lead to a future material impairment charge include the level of European commercial construction and renovation activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the fourth quarter of 2011, we recorded asset impairment charges of $1.1 million in SG&A expense for two previously occupied manufacturing facilities. We have been actively pursuing a sale of both facilities. The fair values were determined by management estimates and independent market valuations based on information available at that time. The valuation information included sales of similar facilities and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets.

During the second quarter of 2010, we recorded an asset impairment charge of $2.1 million in SG&A expense for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. The fair value was determined by management estimates of market prices available at that time. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy). We sold the warehouse in the first quarter of 2011.

During 2010, management decided to exit our corporate flight operations. As a result, we recorded a $6.1 million impairment charge in SG&A expense for corporate aircraft in 2010. The fair values were determined by management estimates and an independent valuation based on information available at that time. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets. We sold the corporate aircraft in the fourth quarter of 2010.

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

Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We record valuation allowances to reduce our deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2011, we have recorded valuation allowances totaling $194.9 million for various federal, state and foreign net operating loss, capital loss and foreign tax credit carryforwards. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustment could be material to our Consolidated Financial Statements.

As further described in Note 16 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2011 includes net deferred income tax assets of $400.7 million. Included in this amount are deferred federal and state income tax assets of $30.9 million and $58.6 million, respectively, relating to federal and state net operating loss carryforwards. These net operating losses arose primarily as a result of the amounts paid to the Asbestos PI Trust in 2006. We have concluded that all but $18.7 million of these income tax benefits are more likely than not to be realized in the future.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable

Management’s Discussion and Analysis of Financial Condition and Results of Operations

income, limitations on usage of net operating loss carryforwards, potential tax law changes, the impact of ongoing or potential tax audits, earnings repatriation plans and other future tax consequences.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Please refer to Note 3 to the Consolidated Financial Statements for a reconciliation of segment operating income to consolidated earnings before income taxes.

2011 COMPARED TO 2010

CONSOLIDATED RESULTS (dollar amounts in millions)
	2011	2010	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$2,040.3	$1,966.7	3.7%
Europe	597.3	600.9	(0.6)%
Pacific Rim	221.9	198.8	11.6%

Total consolidated net sales	$2,859.5	$2,766.4	3.4%

Operating income	$239.2	$81.1	194.9%

Consolidated net sales increased on favorable foreign exchange of approximately $61 million combined with favorable price and mix, which were partially offset by volume declines.

Net sales in the Americas increased driven by price and mix which overcame volume declines in the Resilient Flooring business.

Net sales in the European markets remained flat for the year, as favorable foreign exchange impact of approximately $37 million and modest price improvements were offset by volume declines largely due to the restructuring of our European flooring business.

Net sales in the Pacific Rim increased on higher volumes and favorable foreign exchange impact of approximately $14 million, which was partially offset by less favorable mix.

Cost of goods sold was 76.5% of net sales in 2011, compared to 77.9% for the same period in 2010. The decrease was driven by positive pricing actions, reduced manufacturing costs that were partially offset by increases in input costs.

SG&A expenses in 2011 were $478.3 million, or 16.7% of net sales, compared to $531.3 million, or 19.2% of net sales, in 2010. The decreases were due to reductions in core SG&A expenses. In addition, 2010 was impacted by $14.7 million of CEO transition costs, a $6.1 million asset impairment charge related to the termination of our flight operations, a loss of $5.8 million related to the sale of our European

Management’s Discussion and Analysis of Financial Condition and Results of Operations

metal ceilings contract installation business, a gain of $2.3 million on the collection of a non-current note receivable, and an asset impairment charge of $2.1 million for a European warehouse facility.

Restructuring charges for severance and related costs of $9.0 million were recorded in 2011, compared to $22.0 million in 2010. See Note 15 to the Consolidated Financial Statements for further information.

Equity earnings from our WAVE joint venture were $54.9 million in 2011 compared to $45.0 million in 2010. See Note 10 to the Consolidated Financial Statements for further information.

Interest expense was $48.5 million in 2011 compared to $21.2 million in 2010. The increase was primarily due to the fourth quarter 2010 debt refinancing which increased outstanding debt balances and interest rates compared to our previous credit facility.

Income tax expense was $80.7 million and $55.7 million in 2011 and 2010, respectively. The effective tax rate for 2011 was 41.8% as compared to a rate of 83.5% for 2010. The effective tax rate for 2011 was lower than 2010 due to the enactment of the federal health care reform legislation in March 2010.

As reported in Note 16 of our Consolidated Financial Statements, our foreign operations recorded losses before income taxes of $3.9 million in 2011, $17.1 million in 2010 and $0.3 million in 2009. The 2010 losses were caused by significant restructuring charges and fixed asset impairments as we shut down manufacturing plants in the United Kingdom, Sweden and Canada. We also streamlined our product range and sales organization in our European Flooring business. Charges related to these actions continued in 2011. As reported in Note 15 of our Consolidated Financial Statements, the charges associated with these actions totaled approximately $13 million in 2011 and $25 million in 2010. These charges were recorded within Restructuring Charges, Cost of Goods Sold and SG&A expense. We did not incur any such charges for foreign operations in 2009. We believe our foreign operations will generate income in 2012 as significant restructuring charges are not expected to occur.

REPORTABLE SEGMENT RESULTS

Building Products (dollar amounts in millions)
	2011	2010	Change is Favorable
Net sales:
Americas	$749.3	$696.0	7.7%
Europe	356.8	324.4	10.0%
Pacific Rim	131.4	115.1	14.2%

Total segment net sales	$1,237.5	$1,135.5	9.0%
Operating income	$226.1	$171.0	32.2%

Net sales in the Americas increased due to improved price realization, positive mix and volume improvement.

Net sales in Europe increased on favorable foreign exchange of approximately $20 million combined with positive price and mix, offset partially by reduced volumes.

Net sales in the Pacific Rim increased as higher volumes and favorable foreign exchange of approximately $7 million were partially offset by less favorable mix.

Improvement in operating income was driven by better price realization, favorable mix, higher earnings from WAVE, decreased SG&A costs and volume improvement, partially offset by higher raw material and manufacturing costs (which included $15 million related to the renegotiation of collective bargaining agreements). 2011 results were impacted by approximately $12 million of severance and restructuring related costs. 2010 results were impacted by approximately $21 million of accelerated depreciation and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

restructuring charges, and a loss of $5.8 million related to the sale of our European metal ceilings contract installation business.

Resilient Flooring (dollar amounts in millions)

	2011	2010	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$671.3	$653.0	2.8%
Europe	240.5	276.5	(13.0)%
Pacific Rim	90.5	83.7	8.1%

Total segment net sales	$1,002.3	$1,013.2	(1.1)%
Operating income	$15.8	$13.1	20.6%

Net sales in the Americas increased as mix improvements and price gains more than offset volume declines.

Net sales in Europe benefitted from favorable foreign exchange of approximately $16 million and positive price realization, which were partially offset by unfavorable mix. Volume declines in our European business are primarily related to the restructuring of our European flooring business, which included the exit of the residential flooring business, and the simplification of our country and product offerings. Excluding the impact of these actions, year on year volumes were down slightly.

Net sales in the Pacific Rim increased on favorable foreign exchange of approximately $7 million combined with higher volumes and favorable mix.

Operating income improved as reduced manufacturing costs, improved price and reductions in SG&A expenses offset volume declines and raw material inflation. 2010 results were impacted by approximately $7 million of costs related to the closure of our Montreal, Canada facility and $7.0 million of income due to laminate duty refunds.

Operating income includes losses related to European Resilient Flooring as outlined in the table below:

(dollar amount in millions)	2011	2010
Resilient Flooring Europe operating loss	$(29.2)	$(36.1)

The operating losses for Resilient Flooring Europe in 2011 and 2010 included approximately $18 million and $17 million, respectively, for severance and restructuring related costs of the European business. In addition to those charges, the losses include fixed asset impairment charges of $2.2 million and $2.1 million recorded in 2011 and 2010, respectively.

Wood Flooring (dollar amounts in millions)

	2011	2010	Change is Favorable
Total segment net sales	$483.3	$479.1	0.9%
Operating income (loss)	$43.4	$(45.8)	Favorable

Net sales increased as favorable foreign exchange of approximately $2 million and slightly higher volumes were partially offset by unfavorable mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased primarily due to reduced manufacturing and SG&A costs and favorable input costs when compared to the prior year, which were somewhat offset by unfavorable mix. Additionally, operating income in 2010 was negatively impacted by approximately $16 million of fixed asset write downs and restructuring charges related to the closure of two manufacturing facilities and $22.4 million of non-cash impairment charges related to our Wood Flooring trademarks.

Cabinets

(dollar amounts in millions)

	2011	2010	Change is Favorable/ (Unfavorable)
Total segment net sales	$136.4	$138.6	(1.6)%
Operating (loss)	$(0.7)	$(6.4)	89.1%

Net sales decreased as slight improvement in volume was more than offset by unfavorable mix.

Operating loss improved as reduced SG&A and manufacturing costs were partially offset by less favorable mix.

Unallocated Corporate

Unallocated corporate expense of $45.4 million decreased from $50.8 million in the prior year. 2011 included a $25 million lower pension credit as compared to 2010. In addition, 2010 included $14.7 million for CEO transition costs, $6.1 million of asset impairment charges related to the termination of our flight operations, $4.0 million of restructuring charges, and a gain of $2.3 million on the collection of a non-current note receivable. After consideration of these items, corporate expenses declined in 2011 due to lower core spending and reduced headcount.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for 2011 provided $212.2 million of cash, an increase of $21.8 million compared to the $190.4 million of cash provided in 2010. The increase was primarily due to higher earnings partially offset by lower cash generated by changes in working capital.

Net cash used for investing activities was $18.4 million for 2011, compared to $41.0 million in 2010. This change was primarily due to increased purchases of property, plant and equipment and decreased proceeds from the sale of assets in 2011, partially offset by the receipt of cash from our Recovery Zone Facility bonds and increased distributions from WAVE.

Net cash used for financing activities was $32.4 million for 2011, compared to $409.0 million during 2010. Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility, payments of long-term debt of $9.1 million and financing costs of $7.9 million, partially offset by proceeds from exercised stock options of $7.7 million. Net cash used in 2010 was impacted by a cash dividend of $798.6 million partially offset by $800 million of new debt that was used to repay our $430 million credit agreement. Additionally, in 2010 we issued $35 million in Recovery Zone Facility bonds related to our West Virginia mineral wool plant.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. On November 23, 2010, we executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. This facility consists of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

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

In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium, which represented one percent of the principal amount of Term Loan B and which was capitalized and is being amortized into interest expense over the life of the loan. We also paid approximately $1.6 million of fees to third parties (banks, attorneys, etc.).

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0 after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During 2011 we were in compliance with all covenants of the credit agreement.

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

As of December 31, 2011, we had $480.6 million of cash and cash equivalents, $381.8 million in the U.S. and $98.8 million in various foreign jurisdictions.

Our current debt rating from S&P is BB- (stable) and from Moody’s is B1 (stable).

On December 10, 2010, we established a $100 million Receivables Securitization Program. AWI and its subsidiary, Armstrong Hardwood Flooring Company, sold their U.S. receivables to Armstrong

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC financed those receivables through Credit Agricole Corporate and Investment Bank, with a maximum commitment of $100 million. In addition to the financing of receivables by Credit Agricole, under the documentation establishing the program, Credit Agricole could also issue letters of credit at the request of ARC. The purchase and letter of credit commitments under the program were originally set to expire in December 2013, subject to possible extensions thereafter. In December 2011, this facility was assigned to the Bank of Nova Scotia and extended to 2014.

On December 16, 2010, we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia, to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041.

On December 31, 2011, we had outstanding letters of credit totaling $70.5 million, of which $19.4 million was issued under the revolving credit facility, $50.6 million was issued under the securitization facility and $0.5 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of December 31, 2011
Foreign Financing Arrangements (dollar amounts in millions)	Limit	Used	Available
Lines of credit available for borrowing	$21.6	—	$21.6
Lines of credit available for letters of credit	2.4	$0.9	1.5

Total	$24.0	$0.9	$23.1

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

In 2011 and 2010, our Board of Directors approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the allocation of capital to double our Building Products production capacity in China, and the construction of two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $200 million. Through December 31, 2011, we have incurred approximately $72 million related to these projects with most of the remaining spending to occur in 2012.

In February 2012, our Board of Directors approved the construction of a mineral fiber ceiling plant in Russia. Total capital spending is expected to be approximately $100 million. The spending will be incurred through 2015 with the majority of the spending in 2013.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 COMPARED TO 2009

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2010	2009	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$1,966.7	$1,995.6	(1.4)%
Europe	600.9	626.0	(4.0)%
Pacific Rim	198.8	158.4	25.5%

Total consolidated net sales	$2,766.4	$2,780.0	(0.5)%
Operating income	$81.1	$90.6	(10.5)%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2010	2009	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$696.0	$661.9	5.2%
Europe	324.4	331.7	(2.2)%
Pacific Rim	115.1	94.1	22.3%

Total segment net sales	$1,135.5	$1,087.7	4.4%
Operating income	$171.0	$155.9	9.7%

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

Resilient Flooring

(dollar amounts in millions)

	2010	2009	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$653.0	$673.1	(3.0)%
Europe	276.5	294.3	(6.0)%
Pacific Rim	83.7	64.3	30.2%

Total segment net sales	$1,013.2	$1,031.7	(1.8)%
Operating income (loss)	$13.1	$0.1	Favorable

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

Operating income improved as reduced manufacturing and SG&A expenses more than offset the margin impact of lower sales and raw material inflation. Operating income in 2010 was negatively impacted by approximately $17 million of charges related to the restructuring of the European business, $2.1 million of asset impairment charges and approximately $7 million of costs related to the closure of our Montreal, Canada facility, partially offset by approximately $7 million of income due to laminate duty refunds. See Note 30 to the Consolidated Financial Statements for further information on the laminate duty refunds. Operating income in 2009 was negatively impacted by $4.7 million in cost reduction initiatives expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and $3.0 million of asset impairment charges. The European Resilient Flooring business incurred losses of $36.1 million for 2010 and $25.7 million for the same period in 2009.

Wood Flooring

(dollar amounts in millions)

	2010	2009	Change is (Unfavorable)
Total segment net sales	$479.1	$510.4	(6.1)%
Operating (loss)	$(45.8)	$(5.9)	Unfavorable

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

Cabinets

(dollar amounts in millions)

	2010	2009	Change is Favorable/ (Unfavorable)
Total segment net sales	$138.6	$150.2	(7.7)%
Operating (loss)	$(6.4)	$(18.3)	65.0%

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

For management’s discussion and analysis of results of operations for the quarters ended December 31, 2011 and 2010, see Item 8 Financial Statements and Supplementary Data.

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

Net cash used by investing activities was unchanged. Higher proceeds from asset sales and lower capital expenditures were primarily offset by restricted cash received related to the financing of our West Virginia mineral wool plant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used for financing activities was $409.0 million for 2010, primarily due to a cash dividend of $798.6 million partially offset by $800 million of new debt that was used to repay our $430 million credit agreement. In addition, we issued $35 million in bonds related to our West Virginia mineral wool plant. Net cash used for financing activities was $26.7 million for 2009 primarily due to scheduled debt repayments. See Liquidity section for further discussion of our refinancing.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2011. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(dollar amounts in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$18.1	$30.5	$43.0	$180.5	$5.5	$563.4	$841.0
Scheduled interest payments (1)	37.7	36.6	35.5	36.4	28.4	75.7	250.3
Operating lease obligations (2)	7.1	5.9	3.5	2.0	1.5	3.6	23.6
Unconditional purchase obligations (3)	37.9	6.1	4.2	3.6	1.1	—	52.9
Other obligations (4), (5)	4.3	—	—	—	—	—	4.3

Total contractual obligations	$105.1	$79.1	$86.2	$222.5	$36.5	$642.7	$1,172.1

(1)	For debt with variable interest rates and interest rate swaps, we projected future interest payments based on market based interest rate swap curves.
(2)	Lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
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
(5)

Other obligations, does not include $127.2 million of liabilities under ASC 740 “Income Taxes”. Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 16 to the Consolidated Financial Statements for more information.

We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2014. Had these agreements terminated at December 31, 2011, Armstrong would have been obligated to purchase approximately $16.7 million of inventory. Historically, due to production planning, we have not had to

Management’s Discussion and Analysis of Financial Condition and Results of Operations

purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

As part of our executive compensation plan, certain current and former executives participate in a split-dollar insurance program where we are responsible for remitting the premiums. Since 1998, the program was closed to new participants. As of December 31, 2011, we carried a cash surrender value asset of $1.0 million related to this program. Should we discontinue making premium payments, the insured executives have the right to the entire policy cash surrender value. In light of the Sarbanes-Oxley Act, we believe it is inappropriate to make the premium payments for two of the executives participating in this plan. As a result, we have required these two individuals to make the premium payments to continue the policy.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available in the U.S. for use as of December 31, 2011. Letters of credit are currently arranged through our revolving credit facility or our securitization facility.

Other Commercial Commitments (dollar amounts in millions)	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of credit	$70.5	$70.5	—	—	—

In addition, our foreign subsidiaries had available lines of credit totaling $24.0 million of which $2.4 million was available only for letters of credit and guarantees. There were no borrowings under these lines of credit as of December 31, 2011, leaving $21.6 million of unused lines of credit available for foreign borrowings. There were $0.9 million of letters of credit issued under these credit lines as of December 31, 2011 leaving additional letter of credit availability of $1.5 million.

On December 31, 2011, we had a $250 million revolving credit facility with a $150 million sublimit for letters of credit, of which $19.4 million was outstanding. There were no borrowings under the revolving credit facility. Availability under this facility totaled $230.6 million as of December 31, 2011. We also have the $100 million securitization facility which as of December 31, 2011 had letters of credit outstanding of $50.6 million and no borrowings against it. Maximum capacity under this facility was $57.2 million (of which $6.6 million was available), subject to accounts receivable balances and other collateral adjustments.

In disposing of assets, we have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $4.3 million has been recorded as of December 31, 2011, which is included in environmental liabilities as disclosed in Note 30 to the Consolidated Financial Statements.

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

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2011 we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not contain any credit contingent features other than those contained in our bank credit facility. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A, Term Loan B, revolving credit facility and other borrowings. A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2011 levels would increase 2012 interest expense by approximately $0.5 million. A significant portion of our debt has a 1% LIBOR floor which would not be affected by a one-quarter percentage point move in LIBOR given the current interest rate environment. We also have $300 million of interest rate swaps outstanding, which fixes a portion of our debt. The effects of the interest rate swaps are included in this calculation.

As of December 31, 2011, we had two interest rate swaps outstanding, one on Term Loan A and one on Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. Under the terms of Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we received the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The mark-to-market loss was $14.0 million at December 31, 2011.

The table below provides information about our long-term debt obligations as of December 31, 2011, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2012	2013	2014	2015	2016	After 2016	Total
Variable rate	$18.1	$30.5	$43.0	$180.5	$5.5	$563.4	$841.0
Avg. interest rate	3.75%	3.80%	4.00%	4.55%	5.05%	5.40%	5.05%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We use foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2011, our major, pre-hedging foreign currency exposures are to the Canadian Dollar, Euro, and Australian Dollar. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2011 levels would increase our 2012 earnings before income taxes by approximately $2.6 million, including the impact of current foreign currency forward exchange contracts.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.

The table below details our outstanding currency instruments as of December 31, 2011.

On balance sheet foreign exchange related derivatives (dollar amounts in millions)	Maturing in 2012
Notional amounts	$135.4
Assets at fair value	$0.9

Natural Gas Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy of reducing North American natural gas volatility through derivative instruments, including forward swap contracts, purchased call options and zero-cost collars. As of December 31, 2011, we had contracts to hedge approximately $47.2 million (notional amounts) of natural gas. All of these contracts mature by 2013. A 10% increase in North American natural gas prices compared to December 31, 2011 prices would increase our 2012 expenses by approximately $0.3 million including the impact of current hedging contracts. At December 31, 2011 we had recorded liabilities of $9.3 million related to these contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

2011	First	Second	Third	Fourth
Net sales	$685.2	$748.6	$773.6	$652.1
Gross profit	160.7	184.7	196.9	129.3

Net earnings	13.5	37.9	52.5	8.5
Per share of common stock:
Basic	$0.23	$0.64	$0.89	$0.14
Diluted	$0.23	$0.64	$0.89	$0.14

Price range of common stock—high	$47.53	$48.37	$48.68	$45.96
Price range of common stock—low	$39.41	$42.50	$32.47	$32.82
Dividends paid per share	—	—	—	—

2010	First	Second	Third	Fourth
Net sales	$658.9	$724.8	$739.8	$642.9
Gross profit	145.8	170.4	172.0	123.6

Net earnings (loss)	(19.4)	26.8	24.6	(21.0)
Per share of common stock:
Basic	$(0.34)	$0.47	$0.42	$(0.36)
Diluted	$(0.34)	$0.46	$0.42	$(0.36)

Price range of common stock—high	$40.93	$45.05	$43.05	$54.58
Price range of common stock—low	$33.42	$29.44	$28.01	$39.55
Dividends paid per share	—	—	—	$13.74

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the anti-dilutive effect in certain quarters.

Fourth Quarter 2011 Compared With Fourth Quarter 2010

Net sales of $652.1 million in the fourth quarter of 2011 increased from net sales of $642.9 million in the fourth quarter of 2010. Excluding the favorable effects of foreign exchange rates of approximately $3 million, net sales increased approximately 1%. The increase in sales was due to improved price realization and favorable mix, partially offset by volume declines. Net sales increased approximately 4% in the Americas. Excluding the favorable impact of foreign exchange of approximately $2 million, net sales in Europe declined by almost 10%. The reduction in sales in our European markets is largely due to the restructuring of our European flooring business. Excluding the favorable impact of foreign exchange of approximately $1 million, Pacific Rim sales increased approximately 7%.

Building Products net sales increased by approximately 5%, excluding the favorable effects of foreign exchange rates, due to better price realization and favorable mix. Resilient Flooring net sales decreased by approximately 4%, excluding the favorable effects of foreign exchange rates, primarily due to lower volumes in Europe related to the restructuring of our European flooring business, and some positive price and mix. Wood Flooring net sales increased approximately 3% as higher volumes were partially offset by unfavorable mix and price. Cabinets net sales decreased by almost 11% on volume declines due to declines in the residential housing markets.

The fourth quarter of 2010 was negatively impacted by non-cash impairment charges of $22.4 million related to our Wood trademarks, approximately $19 million of fixed asset write downs and severance charges and a $5.8 million loss on the sale of our European metal ceilings contract installation business.

For the fourth quarter of 2011, cost of goods sold was 80.2% of net sales, compared to 80.8% in 2010. The decrease was due to positive pricing actions and reduced manufacturing costs partially offset by higher input costs.

Selling, general and administrative (“SG&A”) expenses for the fourth quarter of 2011 were $117.2 million, or 18.0% of net sales compared to $130.8 million, or 20.3% of net sales, for the fourth quarter of 2010. Reductions in SG&A expenses in 2011 were primarily due to lower core spending and reduced headcount. 2010 was impacted by a loss on the sale of our European metal ceilings contract installation business.

Restructuring charges in the fourth quarter of 2011 and 2010 of $1.0 million and $7.0 million, respectively, were recorded for severance and related costs.

Equity earnings in the fourth quarter of 2011 and 2010 were $10.5 million and $6.4 million, respectively.

Operating income of $21.6 million in the fourth quarter of 2011 compared to a loss of $30.2 million in the fourth quarter of 2010 primarily resulted from the items discussed above.

Interest expense was $10.9 million compared to $9.4 million in 2010. The increase was primarily due to the fourth quarter 2010 refinancing of our credit facility which increased outstanding debt balances and interest rates compared to our previous facility. In the fourth quarter of 2010, in connection with the refinancing we wrote off $3.8 million of unamortized debt financing costs related to our previous credit facility to interest expense.

Income tax expense for the fourth quarter of 2011 was $2.7 million on pre-tax income of $11.2 million versus a tax benefit of $17.0 million on a pre-tax loss of $38.0 million in 2010. The effective tax rate for the fourth quarter of 2011 was lower than 2010 primarily due to additional foreign tax credits recognized.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2011. Their audit report can be found on page 41.

/s/ Matthew J. Espe
Matthew J. Espe
Chief Executive Officer and President

/s/ Thomas B. Mangas
Thomas B. Mangas
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara
Stephen F. McNamara
Vice President and Corporate Controller

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have audited Armstrong World Industries, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Armstrong World Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 37. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2012

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings

(amounts in millions, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$2,859.5	$2,766.4	$2,780.0
Cost of goods sold	2,187.9	2,154.6	2,159.0

Gross profit	671.6	611.8	621.0

Selling, general and administrative expenses	478.3	531.3	552.4
Intangible asset impairment	—	22.4	18.0
Restructuring charges, net	9.0	22.0	—
Equity earnings from joint venture	(54.9)	(45.0)	(40.0)

Operating income	239.2	81.1	90.6

Interest expense	48.5	21.2	17.7
Other non-operating expense	1.4	1.2	0.9
Other non-operating (income)	(3.8)	(8.0)	(3.2)

Earnings before income taxes	193.1	66.7	75.2
Income tax expense (benefit)	80.7	55.7	(2.5)

Earnings	$112.4	$11.0	$77.7

Earnings per share of common stock:
Basic	$1.91	$0.19	$1.36
Diluted	$1.90	$0.19	$1.36

Average number of common shares outstanding:
Basic	58.3	57.7	56.8
Diluted	58.8	58.2	57.0

See accompanying notes to consolidated financial statements beginning on page 47.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$480.6	$315.8
Accounts and notes receivable, net	232.5	229.5
Inventories, net	388.9	398.5
Deferred income taxes	45.3	20.9
Income tax receivable	23.4	20.7
Other current assets	38.6	35.3

Total current assets	1,209.3	1,020.7

Property, plant and equipment, less accumulated depreciation and amortization of $506.4 and $482.8, respectively	902.9	854.9

Prepaid pension costs	58.0	130.7
Investment in joint venture	141.0	188.6
Intangible assets, net	545.1	556.1
Restricted cash	1.5	30.0
Deferred income taxes	46.4	45.0
Other noncurrent assets	90.5	96.4

Total assets	$2,994.7	$2,922.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$2.0	$25.0
Current installments of long-term debt	18.1	10.3
Accounts payable and accrued expenses	359.6	340.3
Income tax payable	4.0	4.9
Deferred income taxes	2.4	2.4

Total current liabilities	386.1	382.9

Long-term debt, less current installments	822.9	839.6
Postretirement benefit liabilities	272.2	277.9
Pension benefit liabilities	206.7	202.1
Other long-term liabilities	78.9	70.3
Income taxes payable	36.7	34.7
Deferred income taxes	61.0	24.1

Total noncurrent liabilities	1,478.4	1,448.7

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,424,691 shares in 2011 and 58,070,807 shares in 2010	0.6	0.6
Capital in excess of par value	1,467.5	1,451.2
Retained earnings (accumulated deficit)	77.1	(35.3)
Accumulated other comprehensive (loss)	(415.0)	(325.7)

Total shareholders’ equity	1,130.2	1,090.8

Total liabilities and shareholders’ equity	$2,994.7	$2,922.4

See accompanying notes to consolidated financial statements beginning on page 47.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Equity

(amounts in millions)

	Total		AWI Shareholders		Non-Controlling Interest
	Year 2011
Common stock:
Balance at beginning of year and December 31	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$1,451.2		$1,451.2
Share-based employee compensation, net	16.3		16.3

Balance at December 31	$1,467.5		$1,467.5
Retained earnings:
Balance at beginning of year	$(35.3)		$(35.3)
Net earnings for period	112.4	$112.4	112.4	$112.4

Balance at December 31	$77.1		$77.1

Accumulated other comprehensive (loss):
Balance at beginning of year	$(325.7)		$(325.7)
Foreign currency translation adjustments	(1.6)		(1.6)
Derivative (loss), net	(9.0)		(9.0)
Pension and postretirement adjustments	(78.7)		(78.7)

Total other comprehensive (loss)	(89.3)	(89.3)	(89.3)	(89.3)

Balance at December 31	$(415.0)		$(415.0)

Comprehensive income		$23.1		$23.1

Total equity	$1,130.2		$1,130.2

	Year 2010
Non-Controlling Interest:
Balance at beginning of year	$8.6		$—		$8.6
Non-controlling interest purchase	(8.6)		—		(8.6)

Balance as of December 31	$—		$—		$—
Common stock:
Balance at beginning of year and December 31	$0.6		$0.6

Capital in excess of par value:
Balance at beginning of year	$2,052.1		$2,052.1
Share-based employee compensation, net	14.7		14.7
Dividend in excess of retained earnings	(612.1)		(612.1)
Non-controlling interest purchase	(3.5)		(3.5)

Balance at December 31	$1,451.2		$1,451.2
Accumulated deficit:
Balance at beginning of year	$144.4		$144.4
Net earnings for period	11.0	$11.0	11.0	$11.0
Dividend	(190.7)		(190.7)

Balance at December 31	$(35.3)		$(35.3)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(297.8)		$(297.8)
Foreign currency translation adjustments	(0.3)		(0.3)
Derivative gain, net	0.5		0.5
Non-controlling interest purchase	1.1		1.1
Pension and postretirement adjustments	(29.2)		(29.2)

Total other comprehensive (loss)	(27.9)	(27.9)	(27.9)	(27.9)

Balance at December 31	$(325.7)		$(325.7)

Comprehensive (loss)		$(16.9)		$(16.9)

Total equity	$1,090.8		$1,090.8

	Year 2009
Non-Controlling Interest:
Balance at beginning of year	$8.1		$—		$8.1

Common stock:
Balance at beginning of year and December 31	$0.6		$0.6		—

Capital in excess of par value:
Balance at beginning of year	$2,024.7		$2,024.7		—
Share-based employee compensation, net	27.4		27.4		—

Balance at December 31	$2,052.1		$2,052.1		—

Retained earnings:
Balance at beginning of year	$66.7		$66.7		—
Net earnings for period	78.2	$78.2	77.7	$77.7	0.5	$0.5

Balance at December 31	$144.9		$144.4		$0.5

Accumulated other comprehensive income (loss):
Balance at beginning of year	$(348.8)		$(348.8)		—
Foreign currency translation adjustments	34.4		34.4		—
Derivative (loss), net	(2.2)		(2.2)		—
Pension and postretirement adjustments	18.8		18.8		—

Total other comprehensive income	51.0	51.0	51.0	51.0	—	—

Balance at December 31	$(297.8)		$(297.8)		—

Comprehensive income		$129.2		$128.7		$0.5

Total equity	$1,907.9		$1,899.3		$8.6

See accompanying notes to consolidated financial statements beginning on page 47.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$112.4	$11.0	$77.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113.8	143.3	146.8
Asset impairments	3.3	30.6	21.0
Deferred income taxes	62.7	21.3	135.6
Share-based compensation	11.1	5.0	38.2
Equity earnings from joint venture	(54.9)	(45.0)	(40.0)
U.S. pension credit	(26.0)	(50.9)	(58.2)
Restructuring charges, net	9.0	22.0	—
Restructuring payments	(20.0)	(7.5)	—
Changes in operating assets and liabilities:
Receivables	(2.0)	(2.9)	23.9
Inventories	9.2	41.2	105.9
Other current assets	0.7	19.2	7.0
Other noncurrent assets	(3.0)	(25.4)	2.1
Accounts payable and accrued expenses	11.4	10.8	(36.9)
Income tax payable	(1.8)	25.9	(147.0)
Other long-term liabilities	(15.1)	(7.9)	(18.6)
Other, net	1.4	(0.3)	2.7

Net cash provided by operating activities	212.2	190.4	260.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(150.6)	(92.7)	(105.1)
(Acquisition) Divestiture	(4.2)	(0.6)	8.0
Restricted cash	28.5	(30.0)	—
Return of investment from joint venture	102.4	51.0	53.5
Proceeds from noncurrent note receivable	—	5.5	—
Proceeds from the sale of assets	5.5	25.8	2.6

Net cash (used for) investing activities	(18.4)	(41.0)	(41.0)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	2.2	50.0	—
Payments on revolving credit facility and other debt	(25.0)	(25.1)	(1.2)
Issuance of long-term debt	—	839.3	2.4
Payments of long-term debt	(9.1)	(462.1)	(25.6)
Financing costs	(7.9)	(18.0)	—
Special dividend paid	(0.3)	(798.6)	(1.3)
Proceeds from exercised stock options	7.7	13.3	2.3
Purchase of non-controlling interest	—	(7.8)	(3.3)

Net cash (used for) financing activities	(32.4)	(409.0)	(26.7)

Effect of exchange rate changes on cash and cash equivalents	3.4	5.9	22.0

Net increase (decrease) in cash and cash equivalents	$164.8	$(253.7)	$214.5
Cash and cash equivalents at beginning of year	315.8	569.5	355.0

Cash and cash equivalents at end of year	$480.6	$315.8	$569.5

Supplemental Cash Flow Disclosures:
Interest paid	$40.5	$11.3	$10.4
Income taxes paid, net	19.9	8.5	8.9
Amounts in accounts payable for capital expenditures	11.0	—	—

See accompanying notes to consolidated financial statements beginning on page 47.

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

In December 2000, AWI filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s court-approved plan of reorganization (“POR”) became effective and AWI emerged from Chapter 11. All claims in AWI’s Chapter 11 case have been resolved and closed.

On October 2, 2006, the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) was created to address AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants but excluding certain foreign claims against subsidiaries, arising directly or indirectly out of AWI’s pre-Filing use of, or other activities involving, asbestos are channeled to the Asbestos PI Trust.

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

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. See Note 18 to the Consolidated Financial Statements for disclosures on pension and postretirement benefits.

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

Concentration of Credit. We principally sell products to customers in the building products industries in various geographic regions. No one customer accounted for 10% or more of our total consolidated net sales in the years 2011, 2010, and 2009. We monitor the creditworthiness of our customers and generally do not require collateral.

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

We establish credit-worthiness prior to extending credit. We estimate the recoverability of receivables each period. This estimate is based upon triggering events and new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. As events occur, which impact the collectability of the receivable, all or a portion of the receivable is reserved. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. See Note 7 to the Consolidated Financial Statements for further information on our accounting for inventories.

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

Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our cash flows. Accordingly, they have been assigned an indefinite life. We perform annual impairment tests during the fourth quarter on these indefinite-lived intangibles. These assets undergo more frequent tests if an indication of possible impairment exists.

The principal assumptions utilized in our impairment tests for definite-lived intangible assets include operating profit adjusted for depreciation and amortization and discount rate. The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our intangible assets did not change from prior periods.

See Note 11 to the Consolidated Financial Statements for disclosure on intangible assets.

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

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to offset the effect of currency, interest rate and commodity price variability. See Notes 19 and 20 to the Consolidated Financial Statements for further discussion.

Share-based Employee Compensation. For awards with only service and performance conditions that have a graded vesting schedule, we recognize compensation expense on a straight-line basis over the vesting period for the entire award. For awards with market conditions, we recognize compensation expense over the derived service period. See Note 24 to the Consolidated Financial Statements for additional information on share-based employee compensation.

Subsequent Events. We have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in the Annual Report on Form 10-K were issued.

Recently Adopted Accounting Standards

During 2010, we adopted guidance which is now part of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. The guidance requires disclosures of the amounts of assets and liabilities transferred into and out of Levels 1 and 2, along with a description of the reasons for the transfers. The new guidance also requires additional disclosures related to activity presented for Level 3 measurements. These provisions were effective for us as of January 1, 2010 except for the additional disclosures related to activities for Level 3 measurements which were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.

During 2010, we adopted guidance which is now part of ASC 815, “Derivatives and Hedging”. The guidance clarifies the scope exception for embedded credit related derivatives. The provisions were effective for us as of January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.

During 2010, we adopted guidance which is now part of ASC 310, “Receivables”. The guidance increases the disclosure requirements regarding the credit quality of financing receivables and the allowance for credit losses. Some of the provisions were effective for us as of December 31, 2010 and others were effective January 1, 2011. There was no impact on our financial statements from the adoption of this guidance.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is now part of ASC 350: “Intangibles – Goodwill and Other”. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Because the objective of this new guidance is to simplify how entities test for goodwill impairment, it did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance that is now part of ASC 220: “Presentation of Comprehensive Income”. The new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. The standard does not change the items which must be reported in other comprehensive income. In November 2011, the FASB decided to defer the effective

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

date of those changes that relate to the presentation of reclassification adjustments, but this does not impact the effective date of the other requirements in this guidance. These provisions are to be applied retrospectively and will be effective for us as of January 1, 2012. Because this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11: “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” in conjunction with the International Accounting Standards Board’s issuance of amendments to International Financial Reporting Standard (“IFRS”) 7: “Disclosures – Offsetting Financial Assets and Financial Liabilities”. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The guidance is to be applied retrospectively and will be effective for us beginning January 1, 2013. Since this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

NOTE 3. NATURE OF OPERATIONS

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

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile and linoleum flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, and colors. We sell these products worldwide to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

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

Cabinets — produces kitchen and bathroom cabinetry and related products, which are used primarily in the U.S. residential new construction and renovation markets. Through our system of Company-owned and independent distribution centers and through direct sales to builders, our Cabinets segment provides design, fabrication and installation services to single and multi-family homebuilders, remodelers and consumers. All of Cabinets’ sales are in the U.S.

Unallocated Corporate — includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily income tax related accounts, cash and cash equivalents, the Armstrong brand name, the U.S. prepaid pension cost and long-term debt. Expenses for our corporate departments and certain benefit plans are allocated to the reportable segments based on known metrics, such as specific activity, headcount, or net sales. The remaining items, which cannot be attributed to the reportable segments without a high degree of generalization, are reported in Unallocated Corporate.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

For the year ended 2011	Building Products	Resilient Flooring	Wood Flooring	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,237.5	$1,002.3	$483.3	$136.4	—	$2,859.5
Equity (earnings) from joint venture	(54.9)	—	—	—	—	(54.9)
Segment operating income (loss) (1)	226.1	15.8	43.4	(0.7)	(45.4)	239.2
Restructuring charges	1.5	6.8	(0.2)	—	0.9	9.0
Segment assets	935.6	575.9	329.5	46.3	1,107.4	2,994.7
Depreciation and amortization	57.8	32.3	10.5	2.2	11.0	113.8
Asset impairments	—	2.2	0.7	0.4	—	3.3
Investment in joint venture	141.0	—	—	—	—	141.0
Capital additions	101.5	43.1	9.8	0.5	6.7	161.6

For the year ended 2010	Building Products	Resilient Flooring	Wood Flooring	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,135.5	$1,013.2	$479.1	$138.6	—	$2,766.4
Equity (earnings) from joint venture	(45.0)	—	—	—	—	(45.0)
Segment operating income (loss) (1)	171.0	13.1	(45.8)	(6.4)	(50.8)	81.1
Restructuring charges	3.2	13.9	0.9	—	4.0	22.0
Segment assets	931.4	582.6	340.7	47.9	1,019.8	2,922.4
Depreciation and amortization	62.5	38.6	26.4	2.0	13.8	143.3
Asset impairments	—	2.1	22.4	—	6.1	30.6
Investment in joint venture	188.6	—	—	—	—	188.6
Capital additions	47.7	24.0	12.2	3.0	5.8	92.7

For the year ended 2009	Building Products	Resilient Flooring	Wood Flooring	Cabinets	Unallocated Corporate	Total
Net sales to external customers	$1,087.7	$1,031.7	$510.4	$150.2	—	$2,780.0
Equity (earnings) from joint venture	(40.0)	—	—	—	—	(40.0)
Segment operating income (loss) (1)	155.9	0.1	(5.9)	(18.3)	(41.2)	90.6
Segment assets	966.0	645.2	410.3	53.2	1,227.9	3,302.6
Depreciation and amortization	61.5	45.2	14.9	7.2	18.0	146.8
Asset impairments	—	3.0	18.0	—	—	21.0
Investment in joint venture	194.5	0.1	—	—	—	194.6
Capital additions	31.8	50.5	10.3	2.5	10.0	105.1

(1)

Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker. The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our income statement. The following reconciles our total consolidated operating income to earnings before income taxes. These items are only measured and managed on a consolidated basis:

	2011	2010	2009
Segment operating income	$239.2	$81.1	$90.6
Interest expense	48.5	21.2	17.7
Other non-operating expense	1.4	1.2	0.9
Other non-operating (income)	(3.8)	(8.0)	(3.2)

Earnings before income taxes	$193.1	$66.7	$75.2

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas Net trade sales	2011	2010	2009
Americas:
United States	$1,798.1	$1,742.4	$1,810.5
Canada	179.6	179.4	152.0
Other Americas	42.9	39.5	30.1

Total Americas	$2,020.6	$1,961.3	$1,992.6

Europe:
Germany	$147.8	$146.3	$154.7
United Kingdom	85.6	79.9	94.1
Other Europe	317.0	334.0	347.3

Total Europe	$550.4	$560.2	$596.1

Pacific Rim:
Australia	$86.1	$85.3	$63.4
China	73.6	57.1	47.2
Other Pacific Rim	128.8	102.5	80.7

Total Pacific Rim	$288.5	$244.9	$191.3

Total net trade sales	$2,859.5	$2,766.4	$2,780.0

Property, plant and equipment, net at December 31	2011	2010
Americas:
United States	$656.3	$635.7
Other Americas	1.9	6.0

Total Americas	$658.2	$641.7

Europe:
Germany	$113.7	$115.2
Other Europe	43.1	44.3

Total Europe	$156.8	$159.5

Pacific Rim:
China	$58.3	$28.4
Other Pacific Rim	29.6	25.3

Total Pacific Rim	$87.9	$53.7

Total property, plant and equipment, net	$902.9	$854.9

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the third quarter of 2011, we recorded an asset impairment charge of $2.2 million in selling, general and administrative (“SG&A”) expense for a European Resilient Flooring office building. The fair value was determined by management estimates of market prices based upon information available, including offers received from potential buyers of the property (considered Level 3 inputs in the fair value hierarchy as described in Note 18 to the Consolidated Financial Statements).

During the fourth quarter of 2011, we recorded asset impairment charges of $1.1 million in SG&A expense for two previously occupied manufacturing facilities. We have been actively pursuing a sale of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

both facilities. The fair values were determined by management estimates and independent market valuations based on information available at that time. The valuation information included sales of similar facilities and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets.

The Wood Flooring business recorded operating losses in 2010 and 2009 primarily due to non-cash impairment charges of $22.4 million and $18.0 million, respectively. The 2010 operating loss also included restructuring charges. See Note 15 to the Consolidated Financial Statements for further information on our restructuring charges. The Wood Flooring business had positive cash flows for both 2011 and 2010. There were no indicators of impairment for the tangible assets of the Wood Flooring business in 2011 and 2010.

During 2010, management decided to exit our corporate flight operations. As a result, we recorded a $6.1 million impairment charge in SG&A expense. The fair value was determined by management estimates and an independent valuation based on information available at that time. The valuation information included sales of similar equipment and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets. We sold the corporate aircraft in the fourth quarter of 2010.

During the first quarter of 2010, we announced that one of our European metal ceilings manufacturing facilities would be shut down, which prompted us to perform an impairment test for this asset group. The carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value. We sold the facility in the third quarter of 2010.

During the second quarter of 2010, we recorded an asset impairment charge of $2.1 million in SG&A expense for a European Resilient Flooring warehouse facility due to the decline in the commercial property sector. The fair value was determined by management estimates of market prices available at that time. This data included sales and leases of comparable properties within similar real estate markets (considered Level 3 inputs in the fair value hierarchy). We sold the warehouse in the first quarter of 2011.

During the third quarter of 2010, we decided to close a ceilings plant, one of our previously idled Wood Flooring plants, portions of another previously idled Wood Flooring plant, and a Resilient Flooring facility. These facilities were shut down in 2010 or 2011. We concluded that an indicator of impairment existed for these asset groups, which prompted us to perform impairment analyses for these asset groups. In each case the carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows, or estimated fair value of the assets, exceeded the carrying value.

In the third quarter of 2010, we announced our intention to exit the residential flooring business in Europe. We concluded that an indicator of impairment existed which prompted us to perform an impairment analysis. The carrying amount of the tangible assets was determined to be recoverable as the estimated fair value of the assets exceeded the carrying value. We sold the assets related to this business during the fourth quarter of 2010.

The Cabinets business incurred operating losses beginning in 2008 and continuing through 2011. In 2009, 2010 and 2011 the carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.

NOTE 4 ACQUISITIONS

In the fourth quarter of 2011, we acquired Canada-based Intalite, Inc., which operated under the name Simplex, for $4.2 million. The acquisition, which was financed from existing cash balances, expands our technical capabilities, broadens our specialty ceilings portfolio and improves our service and lead times for customers in North America. The acquisition was accounted for under the purchase method of accounting, and the allocation of the purchase price to the fair value of assets acquired has been substantially completed.

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

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2011	December 31, 2010
Customer receivables	$263.3	$265.1
Customer notes	1.7	2.0
Miscellaneous receivables	7.9	5.5
Less allowance for warranties, discounts and losses	(40.4)	(43.1)

Accounts and notes receivable, net	$232.5	$229.5

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 7. INVENTORIES

	December 31, 2011	December 31, 2010
Finished goods	$271.5	$277.7
Goods in process	25.7	26.7
Raw materials and supplies	118.1	119.9
Less LIFO and other reserves	(26.4)	(25.8)

Total inventories, net	$388.9	$398.5

Approximately 63% and 65% of our total inventory in 2011 and 2010, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $15.6 million and $17.1 million in 2011 and 2010, respectively.

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

	December 31, 2011	December 31, 2010
International locations	$126.2	$124.3
Cabinets	12.8	10.0
Wood flooring	—	0.3
Resilient flooring	—	1.3
U.S. sourced products	3.1	3.7

Total	$142.1	$139.6

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

The sourced products represent certain finished goods sourced from third party manufacturers, primarily from foreign suppliers.

NOTE 8. OTHER CURRENT ASSETS

	December 31, 2011	December 31, 2010
Prepaid expenses	$27.7	$28.7
Assets held for sale	6.2	2.5
Fair value of derivative assets	2.4	—
Other	2.3	4.1

Total other current assets	$38.6	$35.3

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2011	December 31, 2010
Land	$112.2	$119.9
Buildings	302.4	298.4
Machinery and equipment	838.9	827.0
Computer software	20.7	32.2
Construction in progress	135.1	60.2
Less accumulated depreciation and amortization	(506.4)	(482.8)

Net property, plant and equipment	$902.9	$854.9

In 2011 and 2010, our Board of Directors approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the allocation of capital to double our Building Products production capacity in China, and the construction of two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $200 million. Through December 31, 2011, we have incurred approximately $72 million related to these projects with most of the remaining spending to occur in 2012.

See Note 2 to the Consolidated Financial Statements for discussion of policies related to property and depreciation and asset retirement obligations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 10. EQUITY INVESTMENTS

Investment in joint venture at December 31, 2011 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture.

We use the equity in earnings method to determine the appropriate classification of distributions from WAVE within our cash flow statement. During 2011, 2010 and 2009, WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings. Accordingly, the distributions in these years were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows. Distributions from WAVE in 2011, 2010 and 2009 were $102.4 million (including a special distribution of $50.1 million in December 2011), $51.0 million, and $53.5 million, respectively.

We account for our WAVE joint venture using the equity method of accounting. Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $194.7 million as of December 31, 2011 and $200.6 million as of December 31, 2010. These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are comprised of the following fair value adjustments to assets:

	December 31, 2011	December 31, 2010
Property, plant and equipment	$1.0	$1.4
Other intangibles	163.3	168.7
Goodwill	30.4	30.5

Total	$194.7	$200.6

Other intangibles include customer relationships, trademarks and developed technology. Customer relationships are amortized over 20 years and developed technology is amortized over 15 years. Trademarks have an indefinite life.

See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31, 2011	December 31, 2010
Current assets	$115.0	$112.5
Non-current assets	36.2	35.7
Current liabilities	23.8	22.1
Other non-current liabilities	242.0	154.6

	2011	2010	2009
Net sales	$367.2	$332.2	$307.9
Gross profit	155.7	137.5	118.9
Net earnings	123.7	105.8	92.8

See discussion in Note 29 to the Consolidated Financial Statements for additional information on this related party.

NOTE 11. INTANGIBLE ASSETS

During the fourth quarters of 2011, 2010, and 2009, we conducted our annual impairment testing of non-amortizable intangible assets. In 2010 and 2009, our impairment analysis determined that the carrying value of our Wood Flooring trademarks was in excess of the fair value. We determined the fair value of these intangible assets by utilizing relief from royalty analysis that incorporated projections of revenue and cash flows. The initial fair value for these intangible assets was determined in 2006 as part of fresh

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

start reporting. The fair values were negatively affected by lower expected future sales in the U.S. residential housing market. Based on the result of the analysis, we recorded non-cash impairment charges of $22.4 million in the fourth quarter of 2010, and $18.0 million in the fourth quarter of 2009. See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for intangible assets.

Further adjustments were made to the carrying value of intangibles during the fourth quarters of 2010 and 2009. These adjustments were primarily tax-related and due to the purchase of land use rights in China.

The following table details amounts related to our intangible assets as of December 31, 2011 and 2010:

		December 31, 2011		December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$44.8	$170.7	$36.3
Developed technology	15 years	81.1	28.3	80.8	22.9
Other	Various	14.6	1.0	11.8	0.7

Total		$266.4	$74.1	$263.3	$59.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.8		352.7

Total other intangible assets		$619.2		$616.0

	2011	2010	2009
Amortization	$14.2	$14.2	$14.2
Intangible asset impairment	—	22.4	18.0

Total amortization expense and impairment charges	$14.2	$36.6	$32.2

The annual amortization expense expected for the years 2012 through 2016 is $14.2 million in each year.

NOTE 12. OTHER NON-CURRENT ASSETS

	December 31, 2011	December 31, 2010
Cash surrender value of Company owned life insurance policies	$52.6	$61.5
Debt financing costs	21.3	19.5
Other	16.6	15.4

Total other non-current assets	$90.5	$96.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2011	December 31, 2010
Payables, trade and other	$213.5	$169.5
Employment costs	93.4	109.9
Restructuring accruals	3.8	14.5
Other	48.9	46.4

Total accounts payable and accrued expenses	$359.6	$340.3

NOTE 14. SEVERANCE AND RELATED COSTS

See Note 15 to the Consolidated Financial Statements for a discussion of severance charges associated with restructuring actions.

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

In 2010, we recorded $11.2 million in SG&A expense for severance and related costs to reflect the separation costs for our former Chairman and Chief Executive Officer. In accordance with the separation agreement, payment was made in the third quarter of 2010.

During 2010, we announced the shutdown of finished goods production at two Wood Flooring plants, the restarting of certain operations at a previously idled Wood Flooring plant, the closure of a European metal ceilings manufacturing facility and a crew reduction in a European Building Products plant. We recorded $5.7 million of severance and related expenses in 2010 for approximately 500 employees affected by these actions. The charges were recorded in cost of goods sold.

In addition to the charges described above, in 2010 we also recorded $7.5 million of severance and related expenses for employees affected by the elimination of approximately 220 other manufacturing and SG&A positions around the world. The charges were recorded in SG&A expense ($5.6 million) and cost of goods sold ($1.9 million).

In 2009, we recorded $17.5 million of severance and related expenses, primarily to reflect the separation costs for approximately 1,000 employees, including executives and employees affected by the cessation of production at four manufacturing facilities. The charges were recorded in SG&A expenses ($10.5 million) and cost of goods sold ($7.0 million).

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 15. RESTRUCTURING ACTIONS

During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. The following table summarizes the restructuring charges recorded in 2011 and 2010:

Action Title	2011	2010	Segment
Floor Products Europe	$6.4	$11.8	Resilient Flooring
North America SG&A	1.4	5.8	Unallocated Corporate, Resilient Flooring, Building Products
Beaver Falls plant	1.4	2.3	Building Products
Montreal	—	1.2	Resilient Flooring
Wood products	(0.2)	0.9	Wood Flooring

Total	$9.0	$22.0

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

In addition to the restructuring costs reflected in the above table, we recorded $6.7 million in 2011 of other related costs in cost of goods sold ($5.2 million) and SG&A expense ($1.5 million). We also recorded other related costs of $3.5 million in cost of goods sold and $1.5 million in SG&A in 2010. Other related costs are primarily related to inventory and samples obsolescence, accelerated depreciation and plant closure costs.

Through December 31, 2011, we have incurred expense of $29.9 million related to this initiative. We do not expect to incur further restructuring costs related to this initiative.

North America SG&A: We are committed to augmenting margin expansion through the aggressive adoption of projects to standardize, simplify or eliminate SG&A activities. As a result, in the third quarter of 2010, we began to restructure our North American SG&A operations. The 2011 restructuring expense related to this initiative was recorded in the Unallocated Corporate ($0.9 million), Resilient Flooring ($0.4 million) and Building Products ($0.1 million) segments. The 2010 restructuring expense related to this initiative was recorded in the Unallocated Corporate ($4.0 million), Resilient Flooring ($0.9 million) and Building Products ($0.9 million) segments.

Through December 31, 2011, we have incurred restructuring expense of $7.2 million related to this initiative. In total, we expect to incur restructuring expenses of up to $8 million through 2012 as we further streamline North American SG&A functions.

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

In addition to the restructuring costs reflected in the table above, we also recorded $6.6 million of accelerated depreciation and $4.8 million of closure-related costs in 2011 in cost of goods sold. We also recorded $10.0 million of accelerated depreciation in cost of goods sold in 2010.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Through December 31, 2011, we have incurred expense of $25.1 million related to this initiative. We do not expect to incur additional costs in the future as the plant was sold in 2011. The sale resulted in a net gain of $0.7 million which was recorded in SG&A.

Montreal: In the third quarter of 2010, we announced the closing of our warehouse and previously idled plant in Montreal, Canada. The facility closed in the fourth quarter of 2010. The decision to close this facility was driven by the expectation that we will be able to service the demand for our resilient tile products from our other manufacturing locations.

In addition to the restructuring costs reflected in the previous table, we also recorded $6.5 million of fixed asset write-downs in cost of goods sold.

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

In addition to the restructuring costs reflected in the previous table, we also recorded $14.9 million of fixed asset write-downs and lease termination costs in cost of goods sold in 2010.

We do not expect to incur further restructuring costs related to these locations.

The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor Products Europe	North America SG&A	Beaver Falls Plant	Montreal	Wood Products	Total
December 31, 2009	—	—	—	—	—	—
Net charges	$11.8	$5.8	$2.3	$1.2	$0.9	$22.0
Cash payments	(5.7)	(1.1)	(0.4)	—	(0.3)	(7.5)

December 31, 2010	$6.1	$4.7	$1.9	$1.2	$0.6	$14.5
Net charges	6.4	1.4	1.4	—	(0.2)	9.0
Cash payments	(9.6)	(5.6)	(3.2)	(1.2)	(0.4)	(20.0)
Other	0.3	—	—	—	—	0.3

December 31, 2011	$3.2	$0.5	$0.1	—	—	$3.8

The amounts in “Other” are related to the effects of foreign currency translation.

Most of the accrual balance as of December 31, 2011 is expected to be paid by June 30, 2012.

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize deferred tax assets, net of valuation allowances, including the remaining federal net operating losses of $88.2 million principally resulting from payments to the Asbestos PI Trust in 2006 under the POR that may be carried forward for the remaining 16 years. In arriving at this conclusion, we considered the profit before tax generated for the years 1996 through 2011, as well as future reversals of existing taxable temporary differences and projections of future profit before tax.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We have provided valuation allowances for certain deferred state and foreign income tax assets, foreign tax credits and other basis adjustments of $194.9 million. We have $1,301.3 million of state net operating loss (“NOL”) carryforwards with expirations between 2012 and 2031. In addition, we have $530.4 million of foreign NOL carryforwards, of which $498.9 million are available for carryforward indefinitely and $31.5 million expire between 2012 and 2020. In 2011, we recorded an increase in foreign tax credits of $30.4 million for a total foreign tax credit carryforward of $118.2 million, which expires between 2012 and 2021. We also have alternative minimum tax credit carryforwards of $17.0 million which are available to reduce future federal income taxes.

Our valuation allowances increased from 2010 by a net amount of $26.8 million. This includes a net increase of $13.2 million for foreign tax credits, a net decrease for certain deferred state income tax assets of $1.5 million, and a net increase for foreign tax loss carryforwards of $7.8 million. The valuation allowance for foreign tax credits increased by $15.7 million related to the additional foreign tax credits and decreased by $1.5 million for carryforward expirations and the release of $1 million due to projected utilization. The decrease in the valuation allowance for certain deferred state income tax assets of $1.5 million was primarily due to an increase in the amount of future reversals of existing taxable temporary differences. The increase in the valuation allowance for foreign tax loss carryforwards was primarily due to additional unbenefitted losses partially offset by a partial release due to generation of current year income and carryforward expirations. We estimate we will need to generate future taxable income of approximately $426 million for federal income tax purposes and $1,102.4 million for state income tax purposes during the respective realization periods in order to fully realize the net deferred income tax assets discussed above.

Deferred income tax assets (liabilities)	December 31, 2011	December 31, 2010
Postretirement benefits	$116.3	$122.4
Pension benefit liabilities	17.8	14.4
Net operating losses	247.8	375.7
Foreign tax credit carryforwards	118.2	97.3
Capital losses	5.3	4.4
Other	90.2	89.6

Total deferred income tax assets	595.6	703.8
Valuation allowances	(194.9)	(168.1)

Net deferred income tax assets	400.7	535.7

Intangibles	(253.4)	(259.9)
Accumulated depreciation	(86.6)	(82.5)
Prepaid pension costs	(4.8)	(32.0)
Tax on unremitted earnings	—	(98.5)
Inventories	(21.9)	(20.4)
Other	(5.7)	(3.0)

Total deferred income tax liabilities	(372.4)	(496.3)

Net deferred income tax assets	$28.3	$39.4

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—current	$45.3	$20.9

Deferred income tax assets—noncurrent	46.4	45.0

Deferred income tax liabilities—current	(2.4)	(2.4)

Deferred income tax liabilities—noncurrent	(61.0)	(24.1)

Net deferred income tax assets	$28.3	$39.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Details of taxes	2011	2010	2009
Earnings (loss) before income taxes:

Domestic	$220.5	$229.9	$75.5
Foreign	(3.9)	(17.1)	(0.3)
Eliminations of dividends from foreign subsidiaries	(23.5)	(146.1)	—

Total	$193.1	$66.7	$75.2

Income tax provision (benefit):
Current:
Federal	$3.1	$24.0	$(153.4)
Foreign	16.7	10.5	13.9
State	2.7	(0.1)	1.4

Total current	22.5	34.4	(138.1)

Deferred:
Federal	54.7	22.5	134.9
Foreign	(1.6)	(3.0)	—
State	5.1	1.8	0.7

Total deferred	58.2	21.3	135.6

Total income tax expense (benefit)	$80.7	$55.7	$(2.5)

During 2011, we reevaluated our position with regards to foreign unremitted earnings, as part of this review it was determined that unremitted earnings would be permanently reinvested. Accordingly, at December 31, 2011, we had book basis (including unremitted earnings) in excess of tax basis in the shares of certain foreign subsidiaries for which no deferred income taxes have been provided. This basis difference could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, or various other events. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

	September 30,	September 30,	September 30,
Reconciliation to U.S. statutory tax rate	2011	2010	2009
Continuing operations tax at statutory rate	$67.6	$23.3	$26.3
State income tax expense, net of federal benefit	7.7	1.5	2.2
(Decrease)/increase in valuation allowances on deferred domestic income tax assets	(0.8)	(2.2)	(32.1)
Increases in valuation allowances on deferred foreign income tax assets	14.7	14.9	17.3
Tax on foreign and foreign-source income	(2.8)	(4.4)	(3.7)
Permanent book/tax differences	0.6	1.2	4.7
Impact of health care reform legislation on Medicare Part D subsidy	—	22.0	-
IRS audit settlement	—	—	(12.9)
Recharacterization of stock loss	—	—	(7.6)
Net benefit due to increase in foreign tax credits	(6.6)	—	—
Other	0.3	—	—
Tax on unremitted earnings	—	(0.6)	3.3

Tax expense (benefit) at effective rate	$80.7	$55.7	$(2.5)

During 2010 and 2011, we recorded $169.6 million of dividends related to foreign earnings. The receipt of the foreign dividends provided an opportunity to elect to credit foreign taxes that were previously deducted. A tax benefit of $5.4 million was recorded to reflect the net impact of the foreign tax credit over the tax deduction.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

During March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). The federal government currently provides a partial subsidy, on a tax-free basis, to companies that provide certain retiree prescription drug benefits (the “Medicare Part D subsidy”). The Act reduces the tax deductibility of retiree health care costs to the extent of any Medicare Part D subsidy received beginning in 2013. As a result of this change in tax treatment, a non-cash income tax charge of approximately $22 million was recorded in the first quarter of 2010. We also recorded a decrease of $16.1 million to noncurrent deferred income tax assets and accumulated other comprehensive income that was related to an adjustment to the non-subsidized portion of our postretirement benefit liabilities.

In 2007, we received federal tax refunds of $178.7 million, subject to further IRS examination, resulting from the carryback of a portion of NOL’s created by the funding of the Asbestos PI Trust in October 2006. During the third quarter of 2009, the IRS completed its audit of our tax refund claims and final approval had been received from the Joint Committee on Taxations of the U.S. Congress. Following resolution of the exam, we recognized a net $10 million benefit for the settlement of previously unrecognized tax positions, primarily accrued interest for refunds from NOL carryback claims. The settlement of the NOL carryover removed uncertainty regarding our ability to realize foreign tax credits related to unremitted earnings of foreign subsidiaries that were not considered to be permanently reinvested. Therefore in the third quarter of 2009, the valuation allowance for foreign tax credits was reduced by $31.3 million.

We have $127.2 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2011, $84.4 million ($82.7 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate that UTB’s may decrease by $0.5 million due to statutes expiring and increase by $2.4 million due to uncertain tax positions expected to be taken on tax returns.

We account for all interest and penalties on uncertain income tax positions as income tax expense. We reported $1.9 million of interest and penalty exposure as accrued income tax in the Consolidated Balance Sheet as of December 31, 2011.

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, Germany, India, the Netherlands, the United Kingdom and the United States. Generally, we have open tax years subject to tax audit on average of between three years and six years. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. All tax years prior to 2007 have been settled with the IRS. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2004. The tax years 2007, 2008, 2009 and 2010 are subject to future potential tax adjustments. We have been notified of an upcoming U.S. tax examination for 2009.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We had the following activity for UTB’s for the years ended December 31, 2011, 2010 and 2009:

	000000000	000000000	000000000
	2011	2010	2009
Unrecognized tax benefits balance at January 1	$126.3	$57.5	$174.4
Gross change for current year positions	4.1	71.5	6.1
Increases for prior period positions	1.4	2.5	29.1
Decrease for prior period positions	(3.9)	(2.4)	(149.8)
Decrease due to settlements and payments	—	(1.8)	(1.9)
Decrease due to statute expirations	(0.7)	(1.0)	(0.4)

Unrecognized tax benefits balance at December 31	$127.2	$126.3	$57.5

Other taxes	2011	2010	2009
Payroll taxes	$61.4	$64.3	$64.7
Property, franchise and capital stock taxes	12.9	14.4	16.0

NOTE 17. DEBT

	December 31, 2011	Average year-end interest rate	December 31, 2010	Average year-end interest rate
Term loan A due 2015	$250.0	3.30%	$250.0	3.28%
Term loan B due 2018	545.9	4.25%	550.0	5.00%
Revolver due 2015	—	—	25.0	5.25%
Other	2.1	1.98%	4.9	3.85%
Tax exempt bonds due 2025—2041	45.0	0.99%	45.0	2.00%

Subtotal	843.0	3.79%	874.9	4.36%
Less current portion and short-term debt	20.1	3.42%	35.3	5.02%

Total long-term debt, less current portion	$822.9	3.80%	$839.6	4.33%

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

On March 10, 2011, we amended our $1.05 billion senior credit facility. The amended terms of Term Loan B resulted in a lower LIBOR floor (1.0% vs. 1.5%) and interest rate spread (3.0% vs. 3.5%). We also extended its maturity from May 2017 to March 2018. All other terms, conditions and covenants were unchanged from the November 23, 2010 agreement. In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium (representing one percent of the principal amount of Term Loan B). The premium was capitalized and is being amortized into interest expense over the life of the loan. Additionally, we paid approximately $1.6 million of fees to third parties (banks, attorneys, etc.), which is reflected in interest expense.

The senior credit facility includes two financial covenants which require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through June 30, 2012, 4.0 to 1.0 after June 30, 2012 through September 30, 2013 and 3.75 to 1.0 after September 30, 2013. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. As of December 31, 2011 we were in compliance with these covenants. We believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.

The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion is priced at 3.00% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. The unpaid balances of Term Loan A ($250 million), Revolving Credit ($0 million) and Term Loan B ($545.9 million) of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.

Mandatory prepayments are required under the senior credit facility pursuant to an annual leverage test starting with the year ending December 31, 2011 under which, if our consolidated leverage ratio is greater than 2.0 to1.0 but less than 2.5 to 1.0, we would be required to make a prepayment of 25% of fiscal year Consolidated Excess Cash Flow as defined by the credit agreement. If our Consolidated Leverage Ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow. As of December 31, 2011, we were not required to make a mandatory prepayment on our loan obligations.

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

All new receivables under the program generated by the originators are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by ARC, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. ARC has issued subordinated notes payable to the originators for the difference between the face amount of uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The subordinated notes issued by ARC are subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated notes payable, which are eliminated in consolidation, totaled $98.3 million and $97.5 million as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 we had no borrowings under this facility but had $50.6 million of letters of credit issued under the facility. In December 2011, this facility was assigned to the Bank of Nova Scotia and extended to 2014.

On December 16, 2010 we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Approximately $2.1 million of the remaining outstanding debt as of December 31, 2011 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.

Scheduled payments of long-term debt:
2012	$ 18.1
2013	$ 30.5
2014	$ 43.0
2015	$180.5
2016	$ 5.5
2017 and later	$563.4

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2011, we had a $250 million revolving credit facility with a $150 million sublimit for letters of credit, of which $19.4 million was outstanding. There were no borrowings under the revolving credit facility. Availability under this facility totaled $230.6 million as of December 31, 2011. We also have the $100 million securitization facility which as of December 31, 2011 had letters of credit outstanding of $50.6 million and no borrowings against it. Maximum capacity under this facility was $57.2 million (of which $6.6 million was available), subject to accounts receivable balances and other collateral adjustments, as of December 31, 2011. As of December 31, 2011, our foreign subsidiaries had available lines of credit totaling $24.0 million of which $2.4 million was available only for letters of credit and guarantees. There were $0.9 million of letters of credit and guarantees issued under these credit lines as of December 31, 2011, leaving an additional letter of credit availability of $1.5 million. There were no borrowings under these lines of credit as of December 31, 2011 leaving $21.6 million of unused lines of credit available for foreign borrowings.

On December 31, 2011, we had outstanding letters of credit totaling $70.5 million, of which $19.4 million was issued under the revolving credit facility, $50.6 million was issued under the securitization facility and $0.5 million of international subsidiary letters of credit were issued by other banks. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We use a December 31 measurement date for our U.S. defined benefit plans.

U.S. defined-benefit pension plans	2011	2010
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,867.7	$1,780.1
Service cost	15.6	16.4
Interest cost	92.3	96.4
Plan amendments	0.5	0.4
Actuarial loss	79.3	91.6
Benefits paid	(122.4)	(117.2)

Benefit obligation as of end of period	$1,933.0	$1,867.7

Change in plan assets:
Fair value of plan assets as of beginning of period	$1,946.6	$1,850.3
Actual return on plan assets	113.0	210.1
Employer contribution	4.4	3.4
Benefits paid	(122.4)	(117.2)

Fair value of plan assets as of end of period	$1,941.6	$1,946.6

Funded status of the plans	$8.6	$78.9

U.S. defined-benefit pension plans	2011	2010
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	4.85%	5.10%
Rate of compensation increase	3.10%	3.10%

Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.10%	5.60%
Expected return on plan assets	7.25%	8.00%
Rate of compensation increase	3.10%	4.00%

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,913.6 million and $1,849.5 million at December 31, 2011 and 2010, respectively.

U.S. pension plans with benefit obligations in excess of assets	2011	2010
Projected benefit obligation, December 31	$49.4	$49.4
Accumulated benefit obligation, December 31	48.5	48.8
Fair value of plan assets, December 31	—	—

The components of pension credit are as follows:

U.S. defined-benefit pension plans	2011	2010	2009
Service cost of benefits earned during the period	$15.6	$16.4	$18.0
Interest cost on projected benefit obligation	92.3	96.4	96.0
Expected return on plan assets	(152.5)	(167.0)	(171.2)
Amortization of prior service cost	1.9	1.8	1.8
Recognized net actuarial loss	19.2	4.3	—

Net periodic pension credit	$(23.5)	$(48.1)	$(55.4)

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

Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2011 and 2010 position for each asset class:

Asset Class	Target Weight at December 31, 2011	Position at December 31,
		2011	2010
Domestic equity	17%	17%	37%
International equity	18%	18%	21%
High yield bonds	5%	5%	5%
Long duration bonds	54%	53%	31%
Real estate	5%	6%	5%
Other fixed income	1%	1%	1%

The change in position from December 31, 2010 to December 31, 2011 reflects a planned change in our allocation targets.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following table sets forth by level within the fair value hierarchy a summary of the RIP’s assets measured at fair value on a recurring basis:

	Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$1,017.2	—	$1,017.2
Domestic equity	$218.4	117.0	—	335.4
International equity	107.8	205.7	—	313.5
High yield bonds	—	98.7	—	98.7
Real estate	—	—	$109.8	109.8
Other investments	—	—	5.3	5.3
Receivables/short term investments/(payables), net	63.4	(1.7)	—	61.7

Net assets	$389.6	$1,436.9	$115.1	$1,941.6

	Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$604.5	—	$604.5
Domestic equity	$604.2	91.5	—	695.7
International equity	145.1	254.3	—	399.4
High yield bonds	—	98.3	—	98.3
Real estate	—	—	$103.1	103.1
Other investments	—	—	5.5	5.5
Money market investments	29.9	—	—	29.9
Receivables/short term investments, net	10.2	—	—	10.2

Net assets	$789.4	$1,048.6	$108.6	$1,946.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The table below sets forth a summary of changes in the fair value of the RIP’s level 3 assets for the years ended December 31, 2010 and 2011:

	Level 3 Assets Gains and Losses
	Real Estate	Other Investments	Total
Balance, December 31, 2009	$84.6	$8.4	$93.0
Realized (loss) gain	(1.6)	0.4	(1.2)
Unrealized (loss) gain	9.7	(1.5)	8.2
Purchases, (sales), issuances, (settlements), net	10.4	(1.8)	8.6

Balance, December 31, 2010	$103.1	$5.5	$108.6
Realized (loss)	(1.8)	—	(1.8)
Unrealized gain (loss)	12.5	(0.2)	12.3
Purchases, (sales), issuances, (settlements), net	(4.0)	—	(4.0)

Balance, December 31, 2011	$109.8	$5.3	$115.1

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2010.

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

The RIP has $1,012.1 million and $830.0 million of investments in alternative investment funds at December 31, 2011 and December 31, 2010, respectively, which are reported at fair value, and we have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at NAV under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the RIP’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the RIP’s interest in the funds.

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 7.25% per annum for 2011.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

U.S. defined-benefit retiree health and life insurance plans	2011	2010
Change in benefit obligation:
Benefit obligation as of beginning of period	$304.4	$327.5
Service cost	2.1	2.4
Interest cost	14.1	14.8
Plan participants’ contributions	6.0	5.9
Plan amendments	(3.0)	—
Effect of curtailments	(8.4)	(1.9)
Actuarial loss (gain)	9.8	(16.7)
Benefits paid, gross	(29.8)	(29.8)
Medicare subsidy receipts	2.5	2.2

Benefit obligation as of end of period	$297.7	$304.4

Change in plan assets:
Fair value of plan assets as of beginning of period	—	—
Employer contribution	$21.3	$21.7
Plan participants’ contributions	6.0	5.9
Benefits paid, gross	(29.8)	(29.8)
Medicare subsidy receipts	2.5	2.2

Fair value of plan assets as of end of period	$—	$—

Funded status of the plans	$(297.7)	$(304.4)

U.S. defined-benefit retiree health and life insurance plans	2011	2010
Weighted-average discount rate used to determine benefit obligations at end of period	4.75%	4.90%
Weighted-average discount rate used to determine net periodic benefit cost for the period	4.90%	5.30%

The components of postretirement benefit costs are as follows:

U.S. defined-benefit retiree health and life insurance plans	2011	2010	2009
Service cost of benefits earned during the period	$2.1	$2.4	$1.9
Interest cost on accumulated postretirement benefit obligation	14.1	14.8	16.7
Amortization of prior service credit	(0.1)	—	—
Amortization of net actuarial gain	(2.1)	(6.3)	(4.4)

Net periodic postretirement benefit cost	$14.0	$10.9	$14.2

As a result of the elimination of future benefits for certain employees, we recorded a curtailment gain of $8.4 million in 2011 in cost of goods sold. This gain is not reflected in the table above.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 8.1% for both pre-65 retirees and post-65 retirees was assumed for 2012, decreasing ratably to an ultimate rate of 5% in 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
U.S. retiree health and life insurance benefit plans	Increase	Decrease
Effect on total service and interest cost components	$0.6	$(0.5)
Effect on postretirement benefit obligation	10.9	(10.4)

Amounts recognized in assets and (liabilities) at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2011	2010	2011	2010
Prepaid pension costs	$58.0	$128.3	—	—
Accounts payable and accrued expenses	(3.7)	(3.9)	$(25.5)	$(26.5)
Postretirement benefit liabilities	—	—	(272.2)	(277.9)
Pension benefit liabilities	(45.7)	(45.5)	—	—

Net amount recognized	$8.6	$78.9	$(297.7)	$(304.4)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2011	2010	2011	2010
Net actuarial (loss) gain	$(694.1)	$(594.5)	$45.9	$58.2
Prior service (cost) credit	(11.4)	(12.8)	2.8	(0.1)

Accumulated other comprehensive (loss) income	$(705.5)	$(607.3)	$48.7	$58.1

We expect to amortize $24.5 million of previously unrecognized prior service cost and net actuarial losses into the pension credit in 2012. We expect to amortize $2.7 million of previously unrecognized net actuarial gains and prior service credits into postretirement benefit cost in 2012.

We expect to contribute $3.7 million to our U.S. defined benefit pension plans and $25.5 million to our U.S. postretirement benefit plans in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	September 30,	September 30,	September 30,
	Pension Benefits	Retiree Health and Life Insurance Benefits, Gross	Retiree Health Medicare Subsidy Receipts
2012	$127.8	$26.6	$(1.1)
2013	128.6	26.8	(1.2)
2014	129.8	26.9	(1.4)
2015	129.6	26.2	(1.4)
2016	130.6	25.6	(1.5)
2017-2021	669.0	114.5	(9.5)

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

We use a December 31 measurement date for all of our non-U.S. defined benefit plans.

Non-U.S. defined-benefit plans	2011	2010
Change in benefit obligation:
Benefit obligation as of beginning of period	$354.6	$385.8
Service cost	3.6	5.4
Interest cost	17.9	18.3
Plan participants’ contributions	0.8	1.5
Foreign currency translation adjustment	(1.6)	(27.7)
Effect of plan settlements and curtailments	(1.0)	(7.7)
Effect of termination benefits	—	1.3
Actuarial loss	15.8	6.1
Benefits paid	(34.2)	(28.4)

Benefit obligation as of end of period	$355.9	$354.6

Change in plan assets: Fair value of plan assets as of beginning of period	$188.7	$190.3
Actual return on plan assets	10.7	18.7
Employer contributions	17.5	23.9
Plan participants’ contributions	0.8	1.5
Foreign currency translation adjustment	0.5	(11.7)
Effect of settlements	—	(5.6)
Benefits paid	(34.2)	(28.4)

Fair value of plan assets as of end of period	$184.0	$188.7

Funded status of the plans	$(171.9)	$(165.9)

Non-U.S. defined-benefit plans	2011	2010
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	4.5%	5.0%
Rate of compensation increase	3.1%	3.1%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.0%	5.1%
Expected return on plan assets	6.6%	6.5%
Rate of compensation increase	3.1%	3.0%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Non-U.S. pension plans with benefit obligations in excess of assets	2011	2010
Projected benefit obligation, December 31	$354.8	$208.2
Accumulated benefit obligation, December 31	347.6	201.3
Fair value of plan assets, December 31	182.9	39.9

The components of pension cost are as follows:

Non-U.S. defined-benefit plans	2011	2010	2009
Service cost of benefits earned during the period	$3.6	$5.4	$5.1
Interest cost on projected benefit obligation	17.9	18.3	19.3
Expected return on plan assets	(13.2)	(13.4)	(12.8)
Amortization of net actuarial loss (gain)	0.3	0.3	(0.9)

Net periodic pension cost	$8.6	$10.6	$10.7

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

Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2011 and 2010:

Asset Class	Target Weight at December 31, 2011	Position at December 31,
		2011	2010
Equities	41%	41%	56%
Long duration bonds	48%	49%	33%
Other fixed income	2%	1%	2%
Real estate	9%	9%	9%

The following table sets forth by level within the fair value hierarchy a summary of our non-U.S. plan assets measured at fair value on a recurring basis:

	Value at December 31, 2011
Description	Level 1	Level 2	Total
Bonds	—	$93.0	$93.0
Equities	—	74.4	74.4
Real estate	—	15.3	15.3
Cash and other short term investments	$1.3	—	1.3

Net assets	$1.3	$182.7	$184.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Value at December 31, 2010
Description	Level 1	Level 2	Total
Bonds	—	$65.3	$65.3
Equities	$1.2	105.1	106.3
Real estate	—	15.6	15.6
Cash and other short term investments	1.5	—	1.5

Net assets	$2.7	$186.0	$188.7

Following is a description of the valuation methodologies used for non-U.S. plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2010.

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

The non-U.S. pension plans have $182.2 million and $185.4 million of investments in alternative investment funds at December 31, 2011 and December 31, 2010, respectively, which are reported at fair value. We have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at net asset value under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the plans’ interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the plans’ interest in the funds.

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 6.6% and 6.5% for the years ended December 31, 2011 and 2010, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Amounts recognized in the consolidated balance sheets consist of:

	2011	2010
Prepaid pension costs	—	$2.4
Accounts payable and accrued expenses	$(10.9)	(11.7)
Pension benefit liabilities	(161.0)	(156.6)

Net amount recognized	$(171.9)	$(165.9)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at year end consist of:

	2011	2010
Net actuarial (loss)	$(25.9)	$(11.2)

Accumulated other comprehensive (loss)	$(25.9)	$(11.2)

We expect to amortize $1.3 million of previously unrecognized net actuarial losses into pension cost in 2012.

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $348.8 million and $338.7 million at December 31, 2011 and 2010, respectively.

We expect to contribute $14.9 million to our non-U.S. defined benefit pension plans in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2012	$20.8
2013	19.4
2014	19.5
2015	20.9
2016	20.6
2017-2021	111.1

Costs for other worldwide defined contribution benefit plans and multiemployer pension plans were $14.1 million in 2011, $13.2 million in 2010 and $13.3 million in 2009.

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying amount	Estimated Fair Value	Carrying amount	Estimated Fair Value
Assets/(Liabilities), net:
Total debt, including current portion	$(843.0)	$(835.2)	$(874.9)	$(882.8)
Foreign currency contract obligations	1.1	1.1	(7.0)	(7.0)
Natural gas contracts	(9.3)	(9.3)	(5.5)	(5.5)
Interest rate swap contracts	(14.0)	(14.0)	—	—

The carrying amounts of cash and cash equivalents of $480.6 million at December 31, 2011 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

As of December 31, 2011 and 2010, we had $1.5 million and $30.0 million, respectively, of restricted cash held by a trustee related to the construction of our Millwood, West Virginia mineral wool plant. The trustee has invested the cash in money market investments. The carrying value on our balance sheet approximates the fair value because of the short-term maturity of the instruments.

Refer to Note 18 for a discussion of fair value and the related inputs used to measure fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2011		December 31, 2010
	Fair value based on		Fair value based on
	Quoted, active markets Level 1	Other observable inputs Level 2	Quoted, active markets Level 1	Other observable inputs Level 2
Assets/(Liabilities), net:
Foreign currency contract obligations	$1.1	—	$(7.0)	—
Natural gas contracts	—	$(9.3)	—	$(5.5)
Interest rate swap contracts	—	(14.0)	—	—

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

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2011, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At December 31, 2011 and December 31, 2010, the notional amount of these hedges was $47.2 million and $37.0 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2011 and 2010. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of December 31, 2011, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $128.3 million and $89.9 million at December 31, 2011 and December 31, 2010, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2011 and 2010.

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The underlying intercompany loans are classified as short-term, and translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $21.8 million and $143.2 million at December 31, 2011 and December 31, 2010, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. On March 31, 2011, we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges to hedge against changes in LIBOR for a portion of our variable rate debt. The mark-to-market loss was $14.0 million at December 31, 2011.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2011 and December 31, 2010. Our derivative assets not designated as hedging instruments were not material as of December 31, 2011 and December 31, 2010.

	September 30,	September 30,	September 30,
	Asset Derivatives
	Balance Sheet Location	Fair Value December 31, 2011	Fair Value December 31, 2010
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2.4	—

Total derivatives designated as hedging instruments		$2.4	—

	Liability Derivatives
	Balance Sheet Location	Fair Value December 31, 2011	Fair Value December 31, 2010
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$7.2	$5.5
Natural gas commodity contracts	Other long-term liabilities	2.1	—
Foreign exchange contracts	Accounts payable and accrued expenses	1.3	2.4
Interest rate swaps	Other long-term liabilities	14.0	—

Total derivatives designated as hedging instruments		$24.6	$7.9

	Liability Derivatives
	Balance Sheet Location	Fair Value December 31, 2011	Fair Value December 31, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	—	$4.6

Total derivative liabilities not designated as hedging instruments		—	$4.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) (Effective Portion) (a)
Derivatives in Cash Flow Hedging Relationships	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Natural gas commodity contracts	$(9.1)	$(5.3)
Foreign exchange contracts – purchases and sales	1.0	(2.4)
Interest rate swap contracts	(14.0)	—

Total	$(22.1)	$(7.7)

(a)	As of December 31, 2011 the amount of existing gains (losses) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(6.2) million.

		(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		For the Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2011	2010
Natural gas commodity contracts	Cost of goods sold	$(6.7)	$(9.2)
Foreign exchange contracts – purchases and sales	Cost of goods sold	(3.5)	(5.4)

Total		$(10.2)	$(14.6)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial in 2011 and 2010. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was $4.7 million and ($4.7) million, respectively, for the years ended December 31, 2011 and 2010.

NOTE 21. GUARANTEES

In disposing of assets, we have entered into contracts that included various indemnity provisions, covering such matters as taxes, environmental liabilities and asbestos and other litigation. Some of these contracts have exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contracts. For contracts under which an indemnity claim has been received, a liability of $4.3 million has been recorded as of December 31, 2011, which is included in environmental liabilities as disclosed in Note 30 to the Consolidated Financial Statements.

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

The following table summarizes the activity for the accrual of product warranties for December 31, 2011 and 2010:

	2011	2010
Balance at beginning of year	$11.9	$14.1
Reductions for payments	(16.5)	(18.1)
Current year warranty accruals	17.2	16.3
Preexisting warranty accrual changes	(0.4)	(0.2)
Effects of foreign exchange translation	(0.1)	(0.2)

Balance at end of year	$12.1	$11.9

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 23. OTHER LONG-TERM LIABILITIES

	December 31, 2011	December 31, 2010
Long-term deferred compensation arrangements	$24.8	$27.9
Long-term portion of derivative liabilities	16.1	—
U.S. workers’ compensation	10.3	12.2
Postemployment benefit liabilities	8.0	8.1
Environmental liabilities	7.3	8.3
Other	12.4	13.8

Total other long-term liabilities	$78.9	$70.3

NOTE 24. SHARE-BASED COMPENSATION PLANS

The 2006 Long-Term Incentive Plan (“2006 Plan”) authorized us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees, and was scheduled to terminate on October 2, 2016. On June 24, 2011 our shareholders approved an amendment and restatement of the 2006 Plan, resulting in the 2011 Long-Term Incentive plan (the “LTIP”). The 2006 Plan originally authorized up to 5,349,000 shares of common stock for issuance, and the amendment authorizes an additional 1,600,000 shares of common stock for issuance, for a total of 6,949,000, which includes all shares that have been issued under the 2006 Plan. The amendment also extends the expiration date of the LTIP to June 24, 2021, after which time no further awards may be made. As of December 31, 2011, 3,092,490 shares were available for future grants under the LTIP plan.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

In August 2009, TPG and the Asbestos PI Trust entered into an agreement whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust, and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 60% of AWI’s outstanding shares and have entered into a shareholders’ agreement pursuant to which the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters. Under the terms of the 2006 Plan, a change in control occurred as a result of the Asbestos PI Trust and TPG agreement, causing the accelerated vesting of all unvested share-based compensation. The non-cash charge to earnings related to this accelerated vesting was $31.6 million and was recorded within SG&A expenses in the third quarter of 2009.

	Year Ended December 31, 2011
	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding at beginning of period	1,978.4	$24.02
Options granted	476.5	41.64
Option shares exercised	(359.5)	(21.33)		$8.7
Options forfeited	(66.1)	(34.89)
Options expired	(5.1)	(22.55)

Option shares outstanding at end of period	2,024.2	$28.30	7.0	$31.6

Option shares exercisable at end of period	1,149.1	23.08	5.6	$23.9
Option shares vested and expected to vest	1,953.2	27.94	6.9	$31.2

	Year Ended December 31, 2010
	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding at beginning of period	1,627.5	$25.87
Options granted	526.5	37.22
Option adjustment for December dividend	463.6	24.01
Option shares exercised	(615.4)	(21.55)		$13.2
Options forfeited	(23.8)	(38.06)

Option shares outstanding at end of period	1,978.4	$24.02	6.9	$37.5

Option shares exercisable at end of period	1,323.7	21.78	5.7	$28.1
Option shares vested and expected to vest	1,950.7	23.95	6.9	$37.2

We have reserved sufficient authorized shares to allow us to issue new shares upon exercise of all outstanding options. When options are actually exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises. The total grant date fair value of options exercised during the year ended December 31, 2011 was $3.8 million. Cash proceeds received from options exercised for the year ended December 31, 2011 were $7.7 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the years 2011, 2010 and 2009 are presented in the table below.

	2011	2010	2009
Weighted-average grant date fair value of options granted (dollars per option)	$17.32	$15.44	$4.77
Assumptions
Risk free rate of return	2.4%	2.8%	2.1%
Expected volatility	39.5%	38.1%	32.7%
Expected term (in years)	6.0	6.1	6.0
Expected dividend yield	0.0%	0.0%	0.0%

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

	Pre-Dividend Grant Terms		Post-Dividend Grant Terms
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Options granted in 2006	707,535	$29.37	921,281	$22.55
Options granted in 2007	64,100	39.88	83,452	30.62
Options granted in 2008	151,904	28.45 –36.74	197,834	21.85 –28.21
Options granted in 2009	107,779	13.46	140,371	10.34
Options granted in 2010	502,682	34.13 – 38.06	654,673	26.21 – 29.23

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We have also granted restricted stock and restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2011 and 2010 activity related to these awards follows:

	Non-Vested Stock Awards
	Number of Shares	Weighted- average fair value at grant date
January 1, 2010	—	—
Granted	72,951	$36.52
Vested	—	—
Forfeited	—	—

December 31, 2010	72,951	$36.52
Granted	72,104	41.56
Vested	(13,482)	36.38
Forfeited	(3,396)	41.47

December 31, 2011	128,177	$39.20

In addition to options and restricted stock and restricted stock units, we have also granted performance restricted stock and performance restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2011 and 2010 activity related to these awards follows:

	Non-Vested Performance Stock Awards
	Number of Shares	Weighted- average fair value at grant date
January 1, 2010	—	—
Granted	290,950	$38.09
Vested	—	—
Performance premium	11,064	38.19
Forfeited	(29,987)	38.06

December 31, 2010	272,027	$38.09
Granted	162,756	41.66
Vested	(3,311)	40.67
Forfeited	(63,093)	38.67

December 31, 2011	368,379	$39.54

In 2011, we granted both restricted stock awards and performance based awards to the participants in our long term incentive plan. The restricted stock awards entitle the recipient to a specified number of shares of Armstrong’s common stock provided the prescribed three year service period is fulfilled. The performance based stock awards entitle the recipient to a specified number of shares of Armstrong’s common stock provided the defined financial targets are achieved at the end of 2013. In 2010, we granted predominantly performance based stock awards to the participants in our long term incentive plan. These awards entitled the recipient to a specified number of shares of Armstrong’s common stock provided the defined financial targets were achieved in 2010, and the subsequent two year service period is fulfilled. The financial performance targets were met. In addition to these awards, we granted our Chief Executive Officer performance restricted stock units vesting equally on December 31, 2012 and

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

2013, provided that specified stock price targets are achieved. During 2011, the performance target for the grant vesting December 31, 2012 was achieved.

In addition to the equity awards described above, as of December 31, 2011 we had 20,616 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan. These awards are settled in cash and generally had vesting periods of one to three years. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2011 was $1.4 million. The awards under the 2006 Phantom Stock Unit Plan are not reflected in the Non-Vested Stock Awards tables above. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under that plan.

During 2008, we adopted the 2008 Directors Stock Unit Plan. At December 31, 2011 and 2010, there were 105,427 and 119,763 restricted stock units, respectively, outstanding under the 2008 Directors Stock Unit Plan. In 2011 and 2010, we granted 22,590 and 59,981 restricted stock units, respectively, to non-employee directors. These awards generally have vesting periods of one to three years, and as of December 31, 2011 and 2010, 68,879 and 72,147 shares, respectively, were vested but not yet delivered. The awards are generally payable six months following the director’s separation from service. During 2011, we released 28,884 shares to five retired directors and, in 2010, we released 61,084 shares to four retired directors. Additionally, as a result of these retirements, the directors forfeited 8,042 shares and 20,916 shares in 2011 and 2010, respectively. The awards granted under the 2008 Directors Stock Unit Plan are not reflected in the Non-Vested Stock Awards tables above.

We recognize share-based compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $11.2 million ($7.5 million net of tax benefit) in 2011; $5.6 million ($3.7 million net of tax benefit) in 2010, and $38.9 million ($29.6 million net of tax benefit), including the impact of the accelerated vesting, in 2009. Share-based compensation expense is recorded as a component of SG&A expenses. The benefits of tax deductions in excess of grant date fair value from the exercise of stock options and vesting of share-based awards for the years ended December 31, 2011 and 2010 was $3.0 million and $2.9 million, respectively. To the extent the vesting date value is greater than the grant date value, the excess tax benefit is a credit to additional paid in capital (“APIC”), but only if it reduces income tax currently payable. Due to our NOL, the credit to APIC will be suspended until the NOL is fully utilized.

As of December 31, 2011, there was $17.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 25. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

	2011	2010	2009
Wages, salaries and incentive compensation	$578.0	$627.6	$623.4
Payroll taxes	61.4	64.3	64.7
Pension expense (credits), net	(0.8)	(24.3)	(31.4)
Insurance and other benefit costs	51.7	59.0	69.1
Share-based compensation	11.2	5.6	38.3

Total	$701.5	$732.2	$764.1

The significant reduction in wages and salaries from 2010 to 2011 is primarily due to our on-going headcount reduction efforts. In addition, 2010 included $11.2 million for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The net pension credit has significantly decreased due to a change in the discount rate and a decrease in the expected return on assets assumption. See Note 18 to the Consolidated Financial Statements for further information.

NOTE 26. LEASES

We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

	2011	2010	2009
Rent expense	$21.9	$24.0	$25.8
Sublease (income)	(1.4)	(3.0)	(3.1)

Net rent expense	$20.5	$21.0	$22.7

Future minimum payments at December 31, 2011 by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Scheduled minimum lease payments	Total Minimum Lease Payments	Sublease (Income)	Net Minimum Lease Payments
2012	$8.3	$(1.2)	$7.1
2013	6.6	(0.7)	5.9
2014	3.9	(0.4)	3.5
2015	2.2	(0.2)	2.0
2016	1.7	(0.2)	1.5
Thereafter	3.8	(0.2)	3.6

Total	$26.5	$(2.9)	$23.6

Assets under capital leases at December 31, 2011 and 2010 are not material.

NOTE 27. SHAREHOLDERS’ EQUITY

There were no treasury shares at December 31, 2011 or December 31, 2010.

The balance of each component of accumulated other comprehensive (loss), net of tax as of December 31, 2011 and 2010 is presented in the table below.

	December 31, 2011	December 31, 2010
Foreign currency translation adjustments	$23.1	$24.7
Derivative (loss), net	(14.0)	(5.0)
Pension and postretirement adjustments	(424.1)	(345.4)

Accumulated other comprehensive (loss)	$(415.0)	$(325.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The amounts and related tax effects allocated to each component of other comprehensive income (loss) for 2011, 2010, and 2009 are presented in the table below.

2011	Pre-tax Amount	Tax Benefit	After tax Amount
Foreign currency translation adjustments	$(1.6)	—	$(1.6)
Derivative (loss), net	(14.4)	$5.4	(9.0)
Pension and postretirement adjustments	(122.3)	43.6	(78.7)

Total other comprehensive (loss)	$(138.3)	$49.0	$(89.3)

2010	Pre-tax Amount	Tax (Expense)	After tax Amount
Foreign currency translation adjustments	$0.3	$(0.6)	$(0.3)
Derivative gain (loss), net	0.7	(0.2)	0.5
Pension and postretirement adjustments	(28.4)	(0.8)	(29.2)
Purchase of non-controlling interest	1.1	—	1.1

Total other comprehensive (loss)	$(26.3)	$(1.6)	$(27.9)

2009	Pre-tax Amount	Tax (Expense)	After tax Amount
Foreign currency translation adjustments	$38.3	$(3.9)	$34.4
Derivative gain (loss), net	(1.6)	(0.6)	(2.2)
Pension and postretirement adjustments	37.9	(19.1)	18.8

Total other comprehensive income	$74.6	$(23.6)	$51.0

NOTE 28. SUPPLEMENTAL FINANCIAL INFORMATION

Selected operating expenses	2011	2010	2009
Maintenance and repair costs	$96.0	$94.6	$103.5
Research and development costs	29.2	32.9	38.0
Advertising costs	16.8	27.5	28.8

Other non-operating expense
Foreign currency transaction loss, net of hedging activity	$0.6	$1.1	$0.3
Other	0.8	0.1	0.6

Total	$1.4	$1.2	$0.9

Other non-operating income
Interest income	$2.8	$7.1	$3.1
Foreign currency transaction gain, net of hedging activity	0.2	0.7	0.1
Other	0.8	0.2	—

Total	$3.8	$8.0	$3.2

NOTE 29. RELATED PARTIES

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $93 million in 2011, $79 million in 2010, and $67 million in 2009. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $15.0 million in 2011, $15.2 million in 2010, and $14.2 million in 2009. The net amounts due from us to WAVE for all of our relationships were $2.0 million at the end of both 2011 and 2010. See Note 10 to the Consolidated Financial Statements for additional information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We incurred approximately $3.1 million and $0.6 million in consulting fees related to services provided by an affiliate of TPG in 2010 and 2009, respectively. There were no consulting services provided by the TPG affiliate in 2011. The amount due from us to the TPG affiliate was $0.6 million at the end of 2010. See Note 1 to the Consolidated Financial Statements for additional information.

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

Environmental Remediation

Summary

We are actively involved in the investigation and/or remediation of environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state or international Superfund and similar type laws at several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of several potentially responsible parties (“PRPs”) where we have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Estimates of our future liability at the environmental sites are based on evaluations of currently available facts regarding each individual site. We consider factors such as our activities associated with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the effect of our Chapter 11 reorganization upon the validity of the claim.

Specific Material Events

In August 2010, we entered into a Consent Order with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, Oregon ceilings facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. Our current estimate of our future liability at the site relates to the investigation work required by the Consent Order and to the currently projected cost of possible remedies for certain portions of the site. However, neither the RI/FS for the portion of the property owned by us nor the Scappoose Bay is complete. At this time, we have determined that it is probable that additional corrective action for the portion of the property owned by us will be required. Such corrective action could result in additional costs greater than currently estimated and, consequently, those costs may be material. At this time, it is not possible to reasonably estimate the total costs that we may ultimately incur with respect to the Scappoose Bay, although such amounts may be material.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our ceilings facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010 we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that is a portion of the Superfund Site. Our current estimate of our future liability includes costs for investigative work that we agreed to perform under the EPA order. Additionally, we will ultimately incur expenses for closure or some form of remedial action with respect to the landfill. While those amounts are not estimable at this time, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. At this time, it is not possible to reasonably estimate the amounts we may ultimately incur with respect to those activities, although such amounts may be material.

Summary of Financial Position

Liabilities of $7.3 million and $8.3 million at December 31, 2011 and December 31, 2010, respectively, were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Consolidated Balance Sheets. No amounts were recorded for probable recoveries at December 31, 2011 and December 31, 2010.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, it is not possible to reasonably estimate future costs which may exceed amounts already recognized.

CUSTOMS LITIGATION

In 2002, we began protesting the classification and 6% duty rate then being applied by the U.S. government on imports of our laminate flooring. After administrative denial of several of these protests, we filed a lawsuit against the United States in the U.S. Court of International Trade (New York), challenging the U.S. government’s classification and duty rate and its administrative denial of our protests. With the agreement of the U.S. Department of Justice (“DOJ”), Armstrong’s case was placed on the reserve calendar pending resolution of two test cases challenging the classification and applicable duty rate of similar laminate flooring. The test cases were decided in 2008 by the U.S. Court of International Trade, which found in favor of the U.S. government. The plaintiffs appealed to the U.S. Court of Appeals for the Federal Circuit. In September 2009 the Court of Appeals reversed the decisions of the Court of International Trade and found that the laminate flooring in the test cases should have been classified differently, and that a 3.2% duty rate should have been applied. Upon expiration of the U.S. government’s period to file notice of further appeals, we filed a stipulation request with the DOJ to stipulate that our case covered imports of laminate flooring which were like goods for which the 3.2% duty rate likewise should apply. After review by U.S. Customs and Border Protection (“Customs”), the DOJ agreed to our proposed stipulation, which was approved by the U.S. Court of International Trade in March 2010. The stipulation provided a refund of a portion of duties paid by us on the imported laminate flooring at issue in the case, and further allows us to recover refunds on additional entries of laminate flooring which were properly protested. We have sought refunds on protested imports of laminate flooring from April 2001 through January 2007, when the classification was corrected by statute. We

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

received refunds in 2010 of $9.7 million. No significant refunds were received in 2011, and no significant future refunds are anticipated.

ANTIDUMPING AND COUNTERVAILING DUTY PETITION

In October 2010, a coalition of U.S. producers of multilayered wood flooring (not including Armstrong) filed antidumping (“AD”) and countervailing duty (“CVD”) petitions regarding multilayered hardwood flooring from China. The AD petition requested that the Department of Commerce impose duties of up to 269% on imports of multilayered hardwood flooring, which it claimed was needed to offset unfair pricing from Chinese imports that injure the U.S. industry. The CVD petition requested an unspecified level of duties be imposed on importers to offset alleged unfair subsidies provided by the Chinese government (such as the undervaluation of the Chinese currency, various tax benefits for foreign-invested enterprises, tax and tariff exemptions on imported equipment, and electricity being provided at artificially low rates).

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

In March 2011, the U.S. Department of Commerce announced its preliminary determination of countervailing duties on imports of engineered wood flooring from China. The preliminary countervailing duty rate applied to shipments from our China plant was 2.25% of import value, which was also the rate that applied to most of the companies that cooperated in the investigation. As a result, U.S. Customs began collecting a cash deposit (or bond) on imports of engineered wood flooring from China at these preliminary rates. This preliminary determination became effective on April 6, 2011.

Subsequent to the preliminary determination, the World Trade Organization (“WTO”) determined that the U.S. cannot impose on Chinese producers both countervailing duties and treatment of China as a non-market economy for antidumping purposes. The WTO decision echoed an earlier decision of the U.S. Court of International Trade (“CIT”) which raised questions regarding the U.S. practice. The CIT case was appealed, and on December 19, 2011 the Court of Appeals for the Federal Circuit ruled that countervailing duties can no longer be applied to non-market economy countries such as China. This decision may still be appealed to the Supreme Court, or legislation could be introduced to bring back CVD laws to non-market economy cases. At this time, the specific implications for pending cases such as ours remain unclear.

On May 26, 2011, the Department of Commerce announced its preliminary determination of antidumping duties on imports of engineered wood flooring from China. Initially, the duty rate on shipments from our China plant was set at 10.88% of import value. This rate applied to most of the companies that cooperated in the investigation. On June 20, 2011, the Department of Commerce modified its earlier finding and reduced the rate to 6.78%, retroactive to May 26, 2011. As a result, U.S. Customs began collecting a cash deposit (or bond) on imports of engineered wood flooring from China at these preliminary rates.

On October 12, 2011, the Department of Commerce announced its final determination for both CVD and AD investigations. The final rates are 1.5% (CVD) and 3.31% (AD). These rates will be retroactive to the dates of the preliminary determinations, and will be credited against the preliminary rates. On November 9, 2011, the International Trade Commission found that imports of multilayered wood flooring from China materially injure, or threaten material injury to, the domestic industry. With this finding, U.S. Customs finalized the means for collecting the AD and CVD duties. A number of appeals have been filed by several parties challenging various aspects of the determinations by both the Department of Commerce and the International Trade Commission. Armstrong will participate in a number of these, and expects some or all of the appeals to be consolidated.

Based on the final rates announced by the Department of Commerce, this matter is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

DIVESTITURE DISPUTE

In 2007 we sold Tapijtfabriek H. Desseaux N.V. and its subsidiaries – the principal operating companies in our European Textile and Sports Flooring business. Certain post completion adjustments specified in the agreement were disputed by the parties after the sale. The matter was referred to an independent expert for a binding determination. In December 2008 a decision was reached with all disputed items awarded in our favor, and payment of $8.0 million was received in January 2009. The purchaser filed an appeal to nullify the independent expert’s decision, and a hearing was held in May 2010. Following the hearing, the court ruled in our favor on all matters in this dispute in July 2010.

OTHER CLAIMS

We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, distributors, relationships with competitors, employees and other matters. While complete assurance cannot be given to the outcome of these proceedings, we do not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 31. EARNINGS PER SHARE

Earnings per share components may not add due to rounding.

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Net earnings	$112.4	$11.0	$77.7
Net earnings allocated to participating non-vested share awards	(0.8)	—	(0.4)

Net earnings attributable to common shares	$111.6	$11.0	$77.3

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2011, 2010, and 2009 (shares in millions):

	2011	2010	2009
Basic shares outstanding	58.3	57.7	56.8
Dilutive effect of stock option awards	0.5	0.5	0.2

Diluted shares outstanding	58.8	58.2	57.0

Options to purchase 218,765, 259,773 and 1,080,847 shares of common stock were outstanding as of December 31, 2011, 2010 and 2009, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

NOTE 32. SPECIAL CASH DIVIDEND

On November 23, 2010 our Board of Directors declared a special cash dividend in the amount of $13.74 per share, or $803.3 million in the aggregate. The special cash dividend, $798.6 million, was paid on December 10, 2010 to shareholders of record as of December 3, 2010. The unpaid portion of the dividend, $4.4 million as of December 31, 2011, is reflected in other long term liabilities and will be paid when the underlying employee shares vest. The dividend was funded in part by the proceeds of the term loans remaining after repayment of previous debt and in part with existing cash.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 33. SUBSEQUENT EVENTS

In February 2012, our Board of Directors approved the construction of a mineral fiber ceiling plant in Russia. Total capital spending is expected to be approximately $100 million. The spending will be incurred through 2015 with the majority of the spending in 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In an effort to make our IT, finance and accounting functions more efficient, increase related capabilities as well as generate cost savings, we began to outsource a significant portion of our IT infrastructure and certain finance and accounting functions to separate third party service providers during the fourth quarter of 2011. In connection with the outsourcing of these functions, the Company performed significant pre-implementation planning, design and testing. The Company continued its oversight and testing during the implementation to ensure the effectiveness of internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the sections entitled “Board of Directors — Director Information,” “Board Committees – Audit Committee and Audit Committee Expert,” “Board Committees—Nominating and Governance Committee,” “Code of Ethics,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2012 annual meeting of shareholders to be filed no later than April 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors – Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2012 annual meeting of shareholders to be filed no later than April 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Company’s proxy statement for its 2012 annual meeting of shareholders to be filed no later than April 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION

This table provides information on Armstrong’s equity compensation plans. On June 24, 2011 our shareholders approved an amendment and restatement of the 2006 Long-Term Incentive Plan, resulting in the 2011 Long-Term Incentive plan. The figures in column (a) represent stock options to purchase Armstrong Common Shares granted under the Company’s 2006 Long-Term Incentive Plan which are now considered to have been issued under the 2011 Long-Term Incentive plan. The figures in columns (b) and (c) relate to the same Plan. The Common Shares in column (c) have been adjusted to reflect the Common Shares tendered from share tax withholding. All figures are as of December 31, 2011 as specified by SEC regulations.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,024,197	$28.30	3,092,490
Equity compensation plans not approved by security holders	0	Not Applicable	0
Totals	2,024,197	$28.30	3,092,490

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2012 annual meeting of shareholders to be filed no later than April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2012 annual meeting of shareholders to be filed no later than April 30, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

1.	The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2011 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 37.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2011, 2010, and 2009 (filed herewith as Exhibit 99.1).

3.	The following exhibits are filed as part of this 2011 Annual Report on Form 10-K:

Exhibit No.	Description
2	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization dated May 23, 2003 (as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004 and February 21, 2006) is incorporated by reference from the 2005 Annual Report on Form 10-K, filed on February 24, 2006, wherein it appeared as Exhibit 2.3.

3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Bylaws of Armstrong World Industries, Inc. as amended, are incorporated by reference from the Current Report on Form 8-K filed on August 6, 2010, wherein they appeared as Exhibit 3.1.

10.1	Amended and Restated Credit Agreement dated as of November 23, 2010, among the company, the other borrower and guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the other lenders party thereto, JP Morgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc. and Barclays Capital, the investment banking division of Barclays Bank, PLC, as co-lead arrangers and joint book makers, is incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.1.

10.2	Amendment No. 1 dated as March 10, 2011 among the Company, the other borrower and the guarantors named therein and Bank of America, N.A., as administrative agent, is incorporated by reference from the Current Report on Form 8-K filed on March 11, 2011, wherein it appeared as Exhibit 10.1.

10.3	Amended and Restated Security Agreement dated as of November 23, 2010, by and among the Company, the grantors named therein and Bank of America, N.A., as collateral agent, is incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.2.

10.4	Amended and Restated Pledge Agreement dated as of November 23, 2010, by and among the Company, the pledgors named therein and Bank of America, N.A., as collateral agent, is incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.3.

10.5	Amended and Restated Canadian Pledge Agreement dated as of November 23, 2010, by and among the Company and Bank of America, N.A., as collateral agent, incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.4.

10.6	Equitable Mortgage of Shares dated February 12, 2007, between the Company and Bank of America, N.A., as administrative agent and collateral agent, is incorporated by reference on from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.5.

10.7	Receivables Purchase Agreement dated as of December 10, 2010, by and among the Company, as initial servicer and collection agent, Armstrong Receivables Company LLC, as seller, Atlantic Asset Securitization LLC, as conduit purchaser, and Credit Agricole Corporate and Investment Bank, as administrative agent, an issuer of letters of credit and related committed purchaser, is incorporated by reference from the Current Report on Form 8-K filed on December 14, 2010, wherein it appeared as Exhibit 10.1.

10.8	Purchase and Sale Agreement dated as of December 10, 2010, by and among the Company, as originator and as initial servicer, Armstrong Hardwood Flooring Company, as originator, and Armstrong Receivables Company LLC, is incorporated by reference from the Current Report on Form 8-K filed on December 14, 2010, wherein it appeared as Exhibit 10.2.

10.9	Omnibus Amendment to Receivables Purchase Agreement and Purchase and Sale Agreement dated as of August 1, 2011, by and among the Company, Armstrong Receivables Company LLC, Armstrong Hardwood Flooring Company, Atlantic Asset Securitization LLC, and Credit Agricole Corporate and Investment Bank.†

10.10	Second Omnibus Amendment to Receivables Purchase Agreement and Purchase and Sale Agreement dated as of December 21, 2011, by and among the Company, Armstrong Receivables Company LLC, as seller, Armstrong Hardwood Flooring Company, as originator, Atlantic Asset Securitization LLC, as resigning conduit purchaser, Credit Agricole Corporate and Investment Bank, as resigning administrative agent, resigning related committed purchaser and resigning LC bank, The Bank of Nova Scotia, as successor administrative agent, successor related committed purchaser and successor LC bank, and Liberty Street Funding LLC, as successor conduit purchaser.†

10.11	Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and trustees, is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.2.

10.12	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.3.

10.13	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K filed on February 27, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

10.14	Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. is incorporated by reference from the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter on August 11, 2009, wherein it appeared as Exhibit 3.

10.15	Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. is incorporated by reference from the Schedule 14D-9 filed by Armstrong World Industries, Inc. on September 15, 2009, wherein it appeared as Exhibit (e)(4).

10.16	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007, December 8, 2008, and June 24, 2011, is incorporated by reference to Armstrong World Industries, Inc.’s definitive proxy statement on Schedule 14A for the Armstrong World Industries, Inc. 2011 Annual Meeting of Shareholders held on June 24, 2011, filed on April 28, 2011, wherein it appeared as Exhibit B.*

10.17	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.13.*

10.18	Form of Stock Option Agreement under 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.5.*

10.19	Form of Restricted Stock Award Agreement under 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.6.*

10.20	Form of restricted stock and/or option award under 2006 Long-Term Incentive Plan notice of is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.7.*

10.21	Form of restricted stock award under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, filed on February 29, 2008, wherein it appeared as Exhibit 10.35.*

10.22	Form of stock option award under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 1, 2008, wherein it appeared as Exhibit 10.37.*

10.23	Stock option award under the 2006 Long-Term Incentive Plan to Thomas B. Mangas is incorporated by reference from the Current Report on Form 8-K filed on April 6, 2010, wherein it appeared as Exhibit 10.1.*

10.24	Form of stock option award under the 2006 Long-Term Incentive Plan used in connection with awards to Messrs. McNamara and Ready is incorporated by reference from the Current Report on Form 8-K filed on April 6, 2010, wherein it appeared as Exhibit 10.2.*

10.25	Stock option and performance restricted stock unit awards under the 2006 Long-Term Incentive Plan to Donald R. Maier dated September 7, 2010.*†

10.26	Form of stock option and restricted stock unit award under the 2006 Long-Term Incentive Plan used in connection with awards to Messrs. Kane and Grizzle in connection with new hire grants.*†

10.27	Forms of stock option and performance restricted stock unit awards under the 2006 Long-Term Incentive Plan used in connection with March 2011 grants to officers (except Donald R. Maier) and new hire grant for Mark A. Hershey.*†

10.28	2011 Long-Term Incentive Plan, effective as of June 24, 2011, is incorporated by reference to Armstrong World Industries, Inc.’s definitive proxy statement on Schedule 14A for the Armstrong World Industries, Inc 2011 Annual Meeting of Shareholders held on June 24, 2011 filed on April 28, 2011, wherein it appeared as Exhibit A.*

10.29	Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the 2010 Annual Report on Form 10-K, filed on February 28, 2011, wherein in appeared as Exhibit 10.4.*

10.30	Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K, filed on February 29, 2008, wherein it appeared as Exhibit 10.9.*

10.31	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.32	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.18.*

10.33	2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K filed on October 26, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, filed on March 30, 2007, wherein it appeared as Exhibit 10.36.*

10.34	2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

10.35	Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation Summary is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, wherein it appeared as Exhibit 10.5.*

10.36	Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation Summary is incorporated by reference from the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.1.*

10.37	The 2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.38	Form of 2009 Award under the 2008 Director Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27. A schedule of Participating Directors to the 2009 Award under the 2009 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.28*

10.39	Form of 2010 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein appeared as Exhibit 10.27. A schedule of Participating Directors to the 2010 Award under the 2008 Directors Stock Unit Plan is incorporated by reference from the 2010 Annual Report on Form 10-K, filed on February 28, 2011, wherein it appeared as Exhibit 10.37.*

10.40	Form of 2011 Award under the 2008 Directors Stock Unit Plan and schedule of Participating Directors to the 2011 Award.*†

10.41	Employment Agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report filed on Form 8-K filed on June 25, 2010, wherein it appeared as Exhibit 10.1.*

10.42	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K filed on January 8, 2010, wherein it appeared as Exhibit 99.2.*

10.43	Letter to Frank J. Ready dated January 8, 2010, incorporated by reference from the 2009 Annual Report on Form 10-K, filed on February 26, 2010, wherein it appeared as Exhibit 10.32.*

10.44	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*

10.45	Offer Letter to Thomas M. Kane dated August 14, 2010.*†

10.46	Offer Letter to Mark A. Hershey dated April 21, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 27, 2011, wherein it appeared as Exhibit 99.1.*

10.47	Change in control agreement with Matthew J. Espe dated June 24, 2010 is incorporated by reference from the Current Report on Form 8-K filed on June 25, 2010, wherein it appeared as Exhibit 10.2.*

10.48	Form of change in control agreement with Victor D. Grizzle, Mark A. Hershey, Thomas M. Kane, Donald R. Maier, Thomas B. Mangas, and Stephen F. McNamara is incorporated by reference from the Current Report on Form 8-K filed on July 6, 2010, wherein it appeared as Exhibit 10.1.*

10.49	Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on June 4, 2010, wherein it appeared as Exhibit 10.1. A Schedule of Participating Officers and Directors is filed with this Report as Exhibit 10.50.

10.50	Separation Agreement with Jeffrey D. Nickel, dated as of April 7, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 7, 2011, wherein it appeared as Exhibit 10.1.

11	Computation of Earnings Per Share.†

12	Computation of Ratio of Earnings to Fixed Charges.†

14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.

21	Armstrong World Industries, Inc.’s Subsidiaries.†

23.1	Consent of Independent Registered Public Accounting Firm.†

23.2	Consent of Independent Auditors.†

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011.†

99.2	Shareholders’ Agreement, dated as of August 28, 2009, by and among Armor TPG Holdings LLC and Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (incorporated by reference to Exhibit (d)(3) of the Schedule TO filed on September 3, 2009, by TPG Advisors VI, Inc., Armor TPG Holdings LLC and others with respect to Armstrong World Industries, Inc.).

101	Interactive Data Files

*	Management Contract or Compensatory Plan.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC. (Registrant)

By:	/s/ Matthew J. Espe
Chief Executive Officer and President

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AWI:

Name	Title
Matthew J. Espe	Chief Executive Officer and President
(Principal Executive Officer)

Thomas B. Mangas	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Stephen F. McNamara	Vice President and Controller
(Principal Accounting Officer)

Stanley A. Askren	Director

David Bonderman	Director

Kevin R. Burns	Director

James J. Gaffney	Director

Tao Huang	Director

Michael F. Johnston	Director

Larry S. McWilliams	Director

James C. Melville	Director

James J. O’Connor	Director

John J. Roberts	Director

Richard E. Wenz	Director

By:	/s/ Matthew J. Espe
(Matthew J. Espe)
As of February 27, 2012

By:	/s/ Thomas B. Mangas
(Thomas B. Mangas)
As of February 27, 2012

By:	/s/ Stephen F. McNamara
(Stephen F. McNamara)
As of February 27, 2012

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves of Accounts Receivable

(dollar amounts in millions)

	2011	2010	2009
Provision for Losses
Balance at beginning of year	$9.3	$10.5	$10.8
Additions charged to earnings	6.7	7.3	7.8
Deductions	(7.7)	(8.0)	(8.1)
Divestitures	0.2	(0.5)	—

Balance at end of year	$8.5	$9.3	$10.5

Provision for Discounts and Warranties
Balance at beginning of year	$33.8	$37.8	$43.7
Additions charged to earnings	168.0	171.2	182.0
Deductions	(169.9)	(175.2)	(187.9)

Balance at end of year	$31.9	$33.8	$37.8