Form 10-Q
period 2012-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2012-04-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(717) 397-0611

Registrant’s telephone number, including area code

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 24, 2012 – 58,765,038.

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

Forward-looking statements, by their nature, address matters that are uncertain and involve risks (such as those referenced in Part II, Item 1A, Risk Factors of this report) because they relate to events and depend on circumstances that may or may not occur in the future. The risks and uncertainties identified in the forward looking statements contained in this report, together with those previously disclosed in our SEC filings, or those that are presently unforeseen, could result in significant adverse effects on our financial condition, results of operations and cash flows, and cause our actual results to differ materially from our expectations and from those expressed in our forward-looking statements.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net sales	$668.0	$685.2
Cost of goods sold	523.2	524.5

Gross profit	144.8	160.7

Selling, general and administrative expenses	116.6	120.1
Restructuring charges, net	0.2	4.9
Equity earnings from joint venture	(13.6)	(16.4)

Operating income	41.6	52.1

Interest expense	11.2	14.8
Other non-operating expense	—	0.3
Other non-operating (income)	(0.8)	(0.6)

Earnings before income taxes	31.2	37.6

Income tax expense	13.0	24.1

Earnings	$18.2	$13.5

Other comprehensive income, net of tax:
Foreign currency translation adjustments	5.3	11.4
Derivative (loss) gain	(2.3)	1.1
Pension and postretirement adjustments	2.4	3.3

Total other comprehensive income	5.4	15.8

Total comprehensive income	$23.6	$29.3

Earnings per share of common stock:
Basic	$0.31	$0.23
Diluted	$0.31	$0.23

Average number of common shares outstanding:
Basic	58.6	58.1
Diluted	59.1	58.8

Dividend declared per common share	$8.55	—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$683.3	$480.6
Accounts and notes receivable, net	269.8	232.5
Inventories, net	403.3	388.9
Deferred income taxes	39.9	45.3
Income tax receivable	23.4	23.4
Other current assets	48.6	38.6

Total current assets	1,468.3	1,209.3

Property, plant and equipment, less accumulated depreciation and amortization of $538.5 and $506.4, respectively	906.9	902.9

Prepaid pension costs	67.1	58.0
Investment in joint venture	137.0	141.0
Intangible assets, net	541.7	545.1
Restricted cash	0.2	1.5
Deferred income taxes	43.3	46.4
Other noncurrent assets	97.6	90.5

Total assets	$3,262.1	$2,994.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$0.6	$2.0
Current installments of long-term debt	28.7	18.1
Accounts payable and accrued expenses	342.7	359.6
Dividends payable	507.7	—
Income tax payable	8.5	4.0
Deferred income taxes	2.4	2.4

Total current liabilities	890.6	386.1

Long-term debt, less current installments	1,062.8	822.9
Postretirement benefit liabilities	267.6	272.2
Pension benefit liabilities	206.4	206.7
Other long-term liabilities	79.4	78.9
Income taxes payable	38.7	36.7
Deferred income taxes	59.6	61.0

Total noncurrent liabilities	1,714.5	1,478.4

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,762,059 shares in 2012 and 58,424,691 shares in 2011	0.6	0.6
Capital in excess of par value	1,066.0	1,467.5
Retained earnings	—	77.1
Accumulated other comprehensive (loss)	(409.6)	(415.0)

Total shareholders’ equity	657.0	1,130.2

Total liabilities and shareholders’ equity	$3,262.1	$2,994.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions)

Unaudited

	Three Months Ended March 31, 2012
	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at beginning of year	58,424,691	$0.6	$1,467.5	$77.1	$(415.0)	$1,130.2

Stock Issuance	337,368
Share-based employee compensation			11.4			11.4
Earnings				18.2		18.2
Dividends			(412.9)	(95.3)		(508.2)
Other comprehensive income					5.4	5.4

Balance at March 31	58,762,059	$0.6	$1,066.0	$—	$(409.6)	$657.0

	Three Months Ended March 31, 2011
	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at beginning of year	58,070,807	$0.6	$1,451.2	$(35.3)	$(325.7)	$1,090.8

Stock Issuance	114,603
Share-based employee compensation			4.0			4.0
Earnings				13.5		13.5
Other comprehensive income					15.8	15.8

Balance at March 31	58,185,410	$0.6	$1,455.2	$(21.8)	$(309.9)	$1,124.1

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Earnings	$18.2	$13.5
Adjustments to reconcile earnings to net cash (used for) operating activities:
Depreciation and amortization	34.2	31.9
Fixed asset impairment	4.6	—
Deferred income taxes	5.8	20.5
Share-based compensation	4.2	3.1
Equity earnings from joint venture	(13.6)	(16.4)
U.S. pension credit	(3.1)	(6.5)
Restructuring charges, net	0.2	4.9
Restructuring payments	(1.4)	(6.6)
Changes in operating assets and liabilities:
Receivables	(35.1)	(63.4)
Inventories	(11.8)	(17.9)
Other current assets	(14.2)	(7.2)
Other noncurrent assets	0.7	7.4
Accounts payable and accrued expenses	(21.3)	12.6
Income taxes payable	6.6	(6.1)
Other long-term liabilities	(11.7)	(5.2)
Other, net	4.6	(0.7)

Net cash (used for) operating activities	(33.1)	(36.1)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34.4)	(19.3)
Restricted cash	1.3	—
Return of investment from joint venture	17.6	11.3
Proceeds from the sale of assets	—	0.2

Net cash (used for) investing activities	(15.5)	(7.8)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	—	0.1
Payments on revolving credit facility and other debt	(1.4)	(25.0)
Proceeds from long-term debt	251.9	—
Payments of long-term debt	(1.5)	(1.6)
Financing costs	(7.6)	(7.7)
Special dividends paid	(0.1)	—
Proceeds from exercised stock options	8.3	1.3

Net cash provided by (used for) financing activities	249.6	(32.9)

Effect of exchange rate changes on cash and cash equivalents	1.7	5.4

Net increase (decrease) in cash and cash equivalents	202.7	(71.4)
Cash and cash equivalents at beginning of year	480.6	315.8

Cash and cash equivalents at end of period	$683.3	$244.4

Supplemental Cash Flow Disclosures:
Interest paid	$9.5	$11.1
Income taxes (refunded) paid, net	(0.5)	9.7
Amounts in accounts payable for capital expenditures	12.0	—

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

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2011. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Certain amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2012 presentation.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty, workers’ compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Operating results for the first quarters of 2012 and 2011 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In June 2011, the FASB issued new guidance that is now part of ASC 220: “Presentation of Comprehensive Income”. The new guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and were effective for us as of January 1, 2012. There was no impact on our financial condition, results of operations or cash flows.

NOTE 2. SEGMENT RESULTS

	Three Months Ended March 31,
Net sales to external customers	2012	2011
Building Products	$303.1	$306.9
Resilient Flooring	227.3	234.7
Wood Flooring	105.6	111.0
Cabinets	32.0	32.6

Total net sales to external customers	$668.0	$685.2

	Three Months Ended March 31,
Segment operating income (loss)	2012	2011
Building Products	$43.3	$61.5
Resilient Flooring	10.7	(1.3)
Wood Flooring	2.5	3.5
Cabinets	(1.1)	(0.8)
Unallocated Corporate (expense)	(13.8)	(10.8)

Total consolidated operating income	$41.6	$52.1

	Three Months Ended March 31,
	2012	2011
Total consolidated operating income	$41.6	$52.1
Interest expense	11.2	14.8
Other non-operating expense	—	0.3
Other non-operating income	(0.8)	(0.6)

Earnings before income taxes	$31.2	$37.6

Segment assets	March 31, 2012	December 31, 2011
Building Products	$945.8	$935.6
Resilient Flooring	612.7	575.9
Wood Flooring	333.6	329.5
Cabinets	49.8	46.3

Total segment assets	1,941.9	1,887.3
Assets not assigned to segments	1,320.2	1,107.4

Total consolidated assets	$3,262.1	$2,994.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In March 2012, we made the decision to permanently close a previously idled ceiling tile plant in Mobile, Alabama. As a result, we recorded accelerated depreciation of $9.3 million for machinery and equipment and a $4.6 million impairment charge for buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy). Future charges may be incurred as more data becomes available.

During the first quarter of 2011, we announced the idling of our Statesville, NC engineered wood production facility. As a result, we evaluated the impairment implications of this decision and determined no impairment charge was necessary.

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2012	December 31, 2011
Customer receivables	$304.6	$263.3
Customer notes	2.0	1.7
Miscellaneous receivables	6.6	7.9
Less allowance for warranties, discounts and losses	(43.4)	(40.4)

Accounts and notes receivable, net	$269.8	$232.5

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 4. INVENTORIES

	March 31, 2012	December 31, 2011
Finished goods	$287.4	$271.5
Goods in process	28.4	25.7
Raw materials and supplies	118.1	118.1
Less LIFO and other reserves	(30.6)	(26.4)

Total inventories, net	$403.3	$388.9

NOTE 5. OTHER CURRENT ASSETS

	March 31, 2012	December 31, 2011
Prepaid expenses	$32.6	$27.7
Assets held for sale	6.2	6.2
Fair value of derivative assets	0.8	2.4
Other	9.0	2.3

Total other current assets	$48.6	$38.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 6. EQUITY INVESTMENT

Investment in joint venture at March 31, 2012 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended March 31,
	2012	2011
Net sales	$90.8	$98.5
Gross profit	40.2	43.3
Net earnings	30.6	35.4

NOTE 7. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of March 31, 2012 and December 31, 2011.

		March 31, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$47.0	$170.7	$44.8
Developed technology	15 years	81.1	29.6	81.1	28.3
Other	Various	14.8	1.1	14.6	1.0

Total		$266.6	$77.7	$266.4	$74.1

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.8		352.8

Total other intangible assets		$619.4		$619.2

	Three Months Ended March 31,
	2012	2011
Amortization expense	$3.6	$3.5

NOTE 8. SEVERANCES AND RELATED COSTS

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of severance charges associated with restructuring actions.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. RESTRUCTURING ACTIONS

During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. The following table summarizes the restructuring charges recorded in the first quarters of 2012 and 2011:

	Three Months Ended March 31,
Action Title	2012	2011	Segment
Floor Products Europe	$0.2	$3.1	Resilient Flooring
North America SG&A	—	0.4	Unallocated Corporate, Resilient Flooring
Beaver Falls plant	—	1.6	Building Products
Other initiatives	—	(0.2)	Wood Flooring

Total	$0.2	$4.9

Floor Products Europe: In the third quarter of 2010, we announced our intent to focus our European flooring strategy on products and regions in which we believe we can be a market leader, and to streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we withdrew from the residential market and, as a result, we sold our Teesside, UK manufacturing facility. In addition, during the second quarter of 2011, we ceased production at our heterogeneous vinyl flooring plant in Holmsund, Sweden.

In addition to the restructuring costs reflected in the above table, in the first quarter of 2011, we recorded $2.1 million of other related costs in cost of goods sold ($1.7 million) and SG&A expense ($0.4 million). Other related costs are primarily related to inventory obsolescence, accelerated depreciation and plant closure costs.

Through March 31, 2012, we have incurred expense of $30.1 million related to this initiative. We do not expect to incur further material restructuring costs related to this initiative.

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

Through March 31, 2012, we have incurred restructuring expense of $7.2 million related to this initiative. In total, we expect to incur restructuring expenses of up to $8 million related to this initiative through 2012 as we further streamline North American SG&A functions.

Beaver Falls Plant: Production at the Beaver Falls, Pennsylvania facility ended March 31, 2011, and production requirements have been transitioned to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we made at the plant.

In addition to the restructuring costs reflected in the table above, we also recorded $4.7 million of accelerated depreciation in the first quarter of 2011 in cost of goods sold.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Through March 31, 2012, we have incurred expense of $25.1 million related to this initiative. We do not expect to incur additional costs in the future as the plant was sold in 2011. The sale resulted in a net gain of $0.7 million which was recorded in SG&A in the third quarter of 2011.

The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor Products Europe	North America SG&A	Beaver Falls Plant	Total
December 31, 2011	$3.2	$0.5	$0.1	$3.8
Net charges	0.2	—	—	0.2
Cash payments	(1.0)	(0.4)	—	(1.4)
Other	0.1	—	—	0.1

March 31, 2012	$2.5	$0.1	$0.1	$2.7

The amounts in “Other” are related to the effects of foreign currency translation.

Most of the accrual balance as of March 31, 2012 is expected to be paid by June 30, 2012.

NOTE 10. INCOME TAX EXPENSE

The effective tax rate for the first quarter 2012 was 41.7% which was lower than the 64.1% effective tax rate in the comparable period in 2011, primarily due to the favorable tax impact from our mix of income from international operations. Additionally, the effective tax rate was higher in the first quarter of 2011 since we increased state valuation allowances based on our projected ability to utilize the deferred tax assets to offset future taxable income.

We do not expect to record any material changes during 2012 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2011.

NOTE 11. DEBT

On March 22, 2012, we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. We added $250 million to our existing Term Loan B facility. The amended $1.3 billion facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The only significant change to existing terms, conditions and covenants related to the consolidated leverage ratio covenant. Under the revised covenant, threshold ratios are as follow: 4.5 to1.0 through December 31, 2013, 4.0 to 1.0 through March 31, 2015, and 3.75 to 1.0 thereafter. During the first quarter of 2012, we were in compliance with all covenants of the previous and amended credit agreements.

In connection with the additional $250 million Term Loan B borrowings, we paid $7.6 million for bank, legal and other fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	2012	2011
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.9	$3.9
Interest cost on projected benefit obligation	22.7	23.0
Expected return on plan assets	(35.0)	(38.1)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial loss	5.8	4.8

Net periodic pension (credit)	$(2.1)	$(5.9)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.6
Interest cost on projected benefit obligation	2.4	3.6
Amortization of prior service cost	(0.1)	—
Amortization of net actuarial gain	(3.0)	(0.7)

Net periodic postretirement benefit (credit) cost	$(0.4)	$3.5

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.5	$0.8
Interest cost on projected benefit obligation	3.9	4.4
Expected return on plan assets	(2.5)	(3.3)
Amortization of net actuarial loss	0.3	0.1

Net periodic pension cost	$2.2	$2.0

We currently estimate that the 2012 net periodic postretirement benefit cost for our U.S. retiree health and life insurance plans will total approximately $5 million.

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total debt, including current portion	$(1,092.1)	$(1,092.1)	$(843.0)	$(835.2)
Foreign currency contract obligations	(1.0)	(1.0)	1.1	1.1
Natural gas contracts	(10.2)	(10.2)	(9.3)	(9.3)
Interest rate swap contracts	(15.5)	(15.5)	(14.0)	(14.0)

The carrying amounts of cash and cash equivalents of $683.3 million at March 31, 2012 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

As of March 31, 2012 and December 31, 2011, we also had $0.2 million and $1.5 million, respectively, of restricted cash that is held by a trustee related to the construction of our Millwood, West Virginia mineral wool plant. The trustee has invested the cash in money market investments. The carrying value on our balance sheet approximates the fair value because of the short-term maturity of the instruments. We anticipate the release of these funds during the second quarter of 2012.

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

Assets and liabilities are summarized below:

	March 31, 2012		December 31, 2011
	Fair value based on		Fair value based on
	Quoted, active markets Level 1	Other observable inputs Level 2	Quoted, active markets Level 1	Other observable inputs Level 2
Assets/(Liabilities), net:
Total debt, including current portion	$(794.5)	$(297.6)	$(545.9)	$(289.3)
Foreign currency contract obligations	(1.0)	—	1.1	—
Natural gas contracts	—	(10.2)	—	(9.3)
Interest rate swap contracts	—	(15.5)	—	(14.0)

We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations and financial condition. We use forward swaps and option contracts to hedge certain of these exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges that we designate as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark to market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of March 31, 2012, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At March 31, 2012 and December 31, 2011, the notional amount of these hedges was $41.2 million and $47.2 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the first quarter of 2012 and 2011. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk — Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of March 31, 2012, our major foreign currency exposures are to the Canadian dollar, the Euro, and the Australian dollar.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $145.0 million and $128.3 million at March 31, 2012 and December 31, 2011, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the first quarter of 2012 and 2011.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $22.0 million and $21.8 million at March 31, 2012 and December 31, 2011, respectively.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. On March 31, 2011 we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. On March 27, 2012 we entered into an additional interest rate swap agreement with a notional amount of $250 million, maturing in November 2018, where we pay a fixed rate of 1.9275% over the hedged period. We also entered into a forward starting interest rate swap of $200 million from November 2015 to March 2018, where we pay a fixed rate of 2.810% over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2012 and December 31, 2011. Our derivative assets not designated as hedging instruments were not material as of March 31, 2012 and December 31, 2011.

	Asset Derivatives
	Balance Sheet Location	Fair Value March 31, 2012	Fair Value December 31, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.8	$2.4

Total derivatives designated as hedging instruments		$0.8	$2.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Liability Derivatives
	Balance Sheet Location	Fair Value March 31, 2012	Fair Value December 31, 2011
Derivatives designated as hedging instruments
Natural gas commodity contracts	Accounts payable and accrued expenses	$8.9	$7.2
Natural gas commodity contracts	Other long-term liabilities	1.3	2.1
Foreign exchange contracts	Accounts payable and accrued expenses	1.2	1.3
Interest rate swap contracts	Other long-term liabilities	15.5	14.0

Total derivatives designated as hedging instruments		$26.9	$24.6

Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts payable and accrued expenses	$0.6	$—

Total derivative liabilities not designated as hedging instruments		$0.6	$—

	Amount of (Loss) Recognized in Other Comprehensive Income (“OCI”) (Effective Portion)(a)
	Three Months Ended March 31,
	2012	2011
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	$(10.0)	$(2.7)
Foreign exchange contracts — purchases and sales	(0.4)	(2.9)
Interest rate swap contracts	(15.5)	—

Total	$(25.9)	$(5.6)

(a)	As of March 31, 2012 the amount of existing (loss) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(9.2) million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

		(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location	2012	2011
Natural gas commodity contracts	Cost of goods sold	$(2.7)	$(2.5)
Foreign exchange contracts — purchases and sales	Cost of goods sold	(0.5)	(0.8)

Total		$(3.2)	$(3.3)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts — purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months ended March 31, 2012 and March 31, 2011. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of gain (loss) recognized in income for derivative instruments not designated as hedging instruments was $(0.6) million and $4.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2012 and 2011:

	2012	2011
Balance at January 1	$12.1	$11.9
Reductions for payments	(4.7)	(3.6)
Current year warranty accruals	5.4	4.2
Preexisting warranty accrual changes	(0.1)	(0.1)
Effects of foreign exchange translation	—	0.2

Balance at March 31	$12.7	$12.6

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

Costs and responsibilities for the RI/FS for certain portions of the St. Helens property owned by us continue to be shared with Kaiser pursuant to an agreement with Kaiser. Limited contributions are also being made by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property. Contemporaneously with the execution of the Consent Order, we, Kaiser and OC also entered into a cost allocation agreement for the investigation and possible remediation of the Scappoose Bay.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our ceilings facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that is a portion of the Superfund Site. Our current estimate of future liability includes costs for investigative work that we agreed to perform under the EPA order. We will ultimately incur expenses for closure or some form of remedial action with respect to the landfill. While those amounts are not estimable at this time, they may be material. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. At this time, it is not possible to reasonably estimate the amounts we may ultimately incur with respect to those activities, although such amounts may be material.

Summary of Financial Position

Liabilities of $ 7.3 million at March 31, 2012 and December 31, 2011 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at March 31, 2012 or December 31, 2011.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, it is not possible to reasonably estimate future costs which may exceed amounts already recognized.

ANTIDUMPING AND COUNTERVAILING DUTY PETITION

In October 2010, a coalition of U.S. producers of multilayered wood flooring (not including Armstrong) filed antidumping (“AD”) and countervailing duty (“CVD”) petitions regarding multilayered hardwood flooring from China. The AD petition requested that the Department of Commerce impose duties of up to 269% on imports of multilayered hardwood flooring, which it claimed were needed to offset unfair pricing from Chinese imports that injure the U.S. industry. The CVD petition requested an unspecified level of duties be imposed on importers to offset alleged unfair subsidies provided by the Chinese government.

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

NOTE 17. SPECIAL CASH DIVIDEND AND STOCK OPTION ADJUSTMENTS

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508.3 million in the aggregate, of which $503.0 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. The unpaid portion of the dividend relates to unvested employee shares and is reflected in current liabilities ($1.8 million) and other long term liabilities ($3.5 million) and will be paid when the underlying employee shares vest. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Under the terms of the 2011 Long Term Incentive Plan (“the Plan”), the Management Development and Compensation Committee of our Board of Directors is required to make equitable adjustments to stock option grants if there is a change in our capital structure. The special cash dividend qualified as a change to our capital structure under the terms of the Plan. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $57.38 (the New York Stock Exchange Volume Weighted Average Price (“NYSE VWAP”) on March 29, 2012, the day before the ex-dividend date) and $49.21 (NYSE VWAP on March 30, 2012, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore there was no incremental cost recognized in our financial statements due to these award modifications.

The following changes were made to the options outstanding as a result of this change:

	Pre-Dividend Grant Terms		Post-Dividend Grant Terms
Year Granted	Number of Shares	Exercise Price	Number of Shares	Exercise Price
2006	262,418	$22.55	305,992	$19.34
2007	83,452	30.62	97,306	26.26
2008	171,792	21.85	200,318	18.74
2009	100,209	10.34	116,851	8.87
2010	608,278	26.21 – 29.23	709,309	22.48 – 25.07
2011	434,674	38.65 – 47.47	506,873	33.15 – 40.71
2012	403,750	50.38	470,805	43.21

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 18. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net earnings	$18.2	$13.5
Net earnings allocated to participating non-vested share awards	(0.1)	(0.1)

Net earnings attributable to common shares	$18.1	$13.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month periods ended March 31, 2012 and 2011 (shares in millions):

	Three Months Ended March 31,
	2012	2011
Basic shares outstanding	58.6	58.1
Dilutive effect of stock option awards	0.5	0.7

Diluted shares outstanding	59.1	58.8

At March 31, 2012 and 2011, there were no anti-dilutive options excluded from the computation of diluted EPS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of March 31, 2012, the related condensed consolidated statements of earnings and comprehensive income for the three-month periods ended March 31, 2012 and 2011, and the related condensed consolidated statements of cash flows and shareholders’ equity for the three-month periods ended March 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of earnings, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 30, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891.

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our annual report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of March 31, 2012 we operated 32 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. During the first quarter of 2012, our markets experienced the following:

•

According to the U.S. Census Bureau, in the first quarter of 2012 housing starts in the U.S. residential market rose 18% compared to the first quarter of 2011 to 0.69 million units. Housing completions in the U.S. fell 0.2% year over year in the first quarter of 2012 with approximately 0.57 million units completed. The National Association of Realtors indicated that sales of existing homes grew 5.4% year over year in the first quarter of 2012 to 4.57 million units. Management estimates renovation activities declined in the U.S. during the first quarter of 2012, as indicated in part by the Remodeling Market Index provided by the National Association of Home Builders.

•

According to the U.S. Census Bureau, for the value of new construction put in place, the rate of growth in the North American key commercial market, in nominal dollar terms, was 5.4% in January and February of 2012 when compared with the same period of 2011. Construction activity in the office, healthcare, and education segments grew 0.3%, 5.7%, and 5.2% respectively, in January and February of 2012 when compared with the same period of 2011.

•	Central and Western European markets experienced significant declines, while Eastern European markets grew.

•	Overall, Pacific Rim markets experienced growth, particularly in China and India, partially offset by declines in Australia.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our first quarter of 2012 total consolidated net sales by approximately $8 million compared to the first quarter of 2011.

We announced price increases in each of our businesses that were effective in the first quarter of 2012. If raw material prices continue at, or rise from, current levels additional pricing actions may be announced.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the first quarter of 2012 by approximately $5 million when compared to the first quarter of 2011.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2012, these input costs decreased operating income by approximately $3 million when compared to the same period of 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are committed to augmenting margin expansion through further cost elimination. Through manufacturing footprint reductions and aggressive application of projects designed to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $185 million of manufacturing and SG&A costs by the end of 2012. Toward this end, we achieved $35 million of cost savings in 2010, another $115 million in savings in 2011, and expect to deliver another $35 million during 2012. We recorded expenses of approximately $16 million for these initiatives in the first quarter of 2012. During March of 2012, we decided to close our previously idled Building Products plant in Mobile, Alabama. We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount.

Employees

As of March 31, 2012 and December 31, 2011, we had approximately 9,100 full-time and part-time employees worldwide.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings before income taxes.

2012 COMPARED TO 2011 CONSOLIDATED RESULTS

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2012	2011	(Unfavorable)
Net sales:
Americas	$485.7	$490.2	(0.9)%
Europe	132.6	146.3	(9.4)%
Pacific Rim	49.7	48.7	2.1%

Total consolidated net sales	$668.0	$685.2	(2.5)%
Operating income	$41.6	$52.1	(20.2)%

Consolidated net sales decreased as improved pricing and favorable product mix were not able to offset volume declines.

Net sales in the Americas decreased as volume declines more than offset improved price and mix.

Net sales in the European markets declined significantly as modest price improvements were not able to offset sharp volume declines.

Net sales in the Pacific Rim increased as mix improvements offset lower volumes and pricing.

Cost of goods sold in 2012 was 78.3% of net sales, compared to 76.5% in 2011. The percentage increase was primarily the result of decreased sales and almost $15 million of accelerated depreciation and impairment charges associated with the closure of our Mobile, Alabama Building Products facility.

SG&A expenses in 2012 were $116.6 million, or 17.5% of net sales, compared to $120.1 million, or 17.5% of net sales, in 2011.

Equity earnings from our WAVE joint venture were $13.6 million in 2012, as compared to $16.4 million in 2011. See Note 6 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.2 million in 2012 compared to $14.8 million in 2011. The decrease was primarily due to the first quarter 2011 amendment to our Term Loan B. The terms were modified from LIBOR plus 350 basis points with a 1.5% floor to LIBOR plus 300 basis points with a 1% floor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $13.0 million and $24.1 million for the first quarter of 2012 and 2011, respectively. The effective tax rate for the first quarter of 2012 was 41.7% as compared to a rate of 64.1% for the same period of 2011. The effective tax rate for 2012 was lower than 2011 due to the favorable tax impact from our mix of income from international operations and prior year additional state valuation allowances.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2012	2011	(Unfavorable)
Net sales:
Americas	$187.3	$186.1	0.6%
Europe	87.0	90.7	(4.1)%
Pacific Rim	28.8	30.1	(4.3)%

Total segment net sales	$303.1	$306.9	(1.2)%
Operating income	$43.3	$61.5	(29.6)%

Net sales in the Americas increased as price and mix improvements were able to offset volume declines.

Net sales in Europe decreased as volume declines were only partially offset by improvements in price and mix.

Net sales in the Pacific Rim decreased as mix improvements only partially offset volume declines.

Operating income decreased as the first quarter of 2012 was impacted by almost $15 million of accelerated depreciation and impairment charges associated with the closure of our Mobile, Alabama facility, and approximately $4 million of costs associated with ending a labor lock out at our Marietta plant which was renegotiated during the fourth quarter of 2011. Price improvements and reductions in SG&A expenses were unable to offset lower volumes, lower earnings from WAVE, and the costs mentioned above.

Resilient Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2012	2011	(Unfavorable)
Net sales:
Americas	$160.8	$160.5	0.2%
Europe	45.6	55.6	(18.0)%
Pacific Rim	20.9	18.6	12.4%

Total segment net sales	$227.3	$234.7	(3.2)%
Operating income (loss)	$10.7	$(1.3)	Favorable

Net sales in the Americas increased as improved product mix more than offset volume declines in our commercial markets.

Net sales in the European markets declined significantly as modest price improvements were not able to offset sharp volume declines and unfavorable mix.

Net sales in the Pacific Rim increased as favorable mix offset lower volumes and price.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased as reduced manufacturing and S&GA expenses more than offset the impact of lower volumes and raw material cost increases. The 2011 operating loss included approximately $8.2 million of charges in our European Resilient Flooring business related to severance and restructuring related activities.

Wood Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is (Unfavorable)
	2012	2011
Total segment net sales	$105.6	$111.0	(4.9)%
Operating income	$2.5	$3.5	(28.6)%

Net sales decreased as volumes, price and mix were unfavorable compared to the prior year. Lower sales to Big Box customers were only partially offset by higher sales to independent retail customers. Shipments were negatively impacted as orders outpaced production capacity. To address the shipment backlog, we are adding back additional crewing and staffing at several plants. If not for capacity constraints, we believe first quarter 2012 net sales would have increased over the prior year. Operating income decreased primarily due to the margin impact of lower volumes.

Operating income decreased primarily due to the margin impact of lower volumes and price.

Cabinets

(dollar amounts in millions)

	Three Months Ended March 31,		Change is
	2012	2011	(Unfavorable)
Total segment net sales	$32.0	$32.6	(1.8)%
Operating (loss)	$(1.1)	$(0.8)	(37.5)%

Net sales decreased as mix improvements only partially offset volume declines.

Operating loss increased as higher input costs and lower volumes were only partially offset by favorable mix.

Unallocated Corporate

Unallocated corporate expense of $13.8 million in the first quarter of 2012 increased from $10.8 million in the prior year primarily due to a $3.5 million lower pension credit.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first quarter of 2012 used $33.1 million of cash compared to $36.1 million in the first quarter of 2011.

Net cash used by investing activities was $15.5 million for the first quarter of 2012 compared to $7.8 million for the first quarter of 2011. The increase in cash used was primarily due to higher purchases of property, plant and equipment partially offset by increased returns of investment from WAVE.

Net cash provided by financing activities was $249.6 million for the first quarter of 2012, compared to $32.9 million used during the first quarter of 2011. Net cash provided in 2012 was impacted by $251.9 million of long-term debt issued (see Liquidity section for further information). Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. On March 22, 2012, we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. We added $250 million to our existing Term Loan B facility. This amended facility is comprised of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800 million Term Loan B. This $1.3 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The only significant change to existing terms, conditions and covenants pertained to the consolidated leverage ratio covenant, which is described below.

In connection with the additional $250 million Term Loan B borrowings, we paid $7.6 million for bank, legal and other fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During the first quarter of 2012 we were in compliance with all covenants of the credit agreement.

The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion (as amended) is priced at 3.00% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. On March 31, 2011, we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. On March 27, 2012 we entered into an additional interest rate swap agreement with a notional amount of $250 million, maturing in November 2018, where we pay a fixed rate of 1.9275% over the hedged period. We also entered into a forward starting interest rate swap of $200 million from November 2015 to March 2018, where we pay a fixed rate of 2.810% over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.

Beginning in 2013, mandatory prepayments are required under the senior credit facility pursuant to a year end annual leverage test, under which, if our consolidated leverage ratio is greater than 2.0 to 1.0, but less than 2.5 to 1.0, we would be required to make a prepayment of 25% of Consolidated Excess Cash Flow, as defined by the credit agreement. If our consolidated leverage ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of Consolidated Excess Cash Flow.

As of March 31, 2012, we had $683.3 million of cash and cash equivalents, $587.5 million in the U.S. and $95.8 million in various foreign jurisdictions.

Our April 16, 2012 debt rating from S&P is BB- (stable) and from Moody’s is B1 (stable).

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508.3 million in the aggregate, of which $503.0 million was paid on April 10, 2012. Payment of an additional $5.3 million of the dividend is expected to be made when the underlying employee shares vest. The dividend was funded in part by surplus cash on our balance sheet, and in part by the proceeds of additional debt issued under our Term Loan B.

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

On March 31, 2012, we had outstanding letters of credit totaling $70.2 million, of which $19.4 million was issued under the revolving credit facility, $50.6 million was issued under the securitization facility and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of March 31, 2012
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$19.0	—	$19.0
Lines of Credit Available for Letters of Credit	2.3	$0.8	1.5

Total	$21.3	$0.8	$20.5

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Our Board of Directors previously approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the allocation of capital to double our Building Products production capacity in China, and the construction of two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $210 million. Through March 31, 2012, we have incurred approximately $93 million related to these projects with most of the remaining spending to occur in 2012. The mineral wool plant began operating in April 2012.

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

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 annual report on Form 10-K. There have been no material changes in our financial instruments or market risk exposures since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2012, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. Except as described below there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In an effort to make our IT, finance and accounting functions more efficient, increase related capabilities and generate cost savings, we continued to outsource a significant portion of our IT infrastructure and certain finance and accounting functions to separate third party service providers during the first quarter of 2012. In connection with the outsourcing of these functions, we performed significant pre-implementation planning, design and testing. We continued our oversight and testing during the implementation to ensure the effectiveness of internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See the “Specific Material Events” section of the “Environmental Matters” section of Note 16 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2011 annual report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
Jan 1—31, 2012	589	$47.03	—	—
Feb 1 — 29, 2012	613	$49.65	—	—
March 1 — 31, 2012	21,537	$56.36	—	—

Total	22,739		N/A	N/A

[1]

Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — U.S. (Executive Officer)). †

10.2	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — U.S.). †

10.3	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — Non-U.S.). †

10.4	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units — U.S.). †

10.5	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units — Payable in Cash — Non-U.S.). †

10.6	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units — Payable in Shares — Non-U.S.). †

10.7	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance Restricted Stock Units — Payable in Shares - U.S. (Executive Officer)). †

10.8	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance Restricted Stock Units — Payable in Shares - U.S.). †

10.9	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance Restricted Stock Units — Payable in Cash — Non-U.S.). †

10.10	2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance Restricted Stock Units — Payable in Shares — Non-U.S.). †

No. 15	Awareness Letter from Independent Registered Public Accounting Firm. †

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 101	Interactive Data Files

†	Filed herewith.

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

Date: April 30, 2012