Form 10-Q
period 2012-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2012-07-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 24, 2012 – 58,812,970.

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

Forward-looking statements, by their nature, address matters that are uncertain and involve risks (such as those referenced in Part II, Item 1A, Risk Factors of this report) because they relate to events and depend on circumstances that may or may not occur in the future. The risks and uncertainties identified in the forward-looking statements contained in this report, together with those previously disclosed in our SEC filings, or those that are presently unforeseen, could result in significant adverse effects on our financial condition, results of operations and cash flows, and cause our actual results to differ materially from our expectations and from those expressed in our forward-looking statements.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net sales	$709.9	$748.6	$1,377.9	$1,433.8
Cost of goods sold	533.7	563.9	1,056.9	1,088.4

Gross profit	176.2	184.7	321.0	345.4

Selling, general and administrative expenses	114.2	122.2	230.8	242.3
Restructuring charges, net	—	2.4	0.2	7.3
Equity earnings from joint venture	(14.9)	(12.6)	(28.5)	(29.0)

Operating income	76.9	72.7	118.5	124.8

Interest expense	14.4	11.5	25.6	26.3
Other non-operating expense	0.3	0.8	0.3	1.1
Other non-operating (income)	(0.7)	(0.8)	(1.5)	(1.4)

Earnings before income taxes	62.9	61.2	94.1	98.8

Income tax expense	21.1	23.3	34.1	47.4

Earnings	$41.8	$37.9	$60.0	$51.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.6)	4.0	(3.3)	15.4
Derivative (loss)	(2.0)	(3.5)	(4.3)	(2.4)
Pension and postretirement adjustments	2.5	3.2	4.9	6.5

Total other comprehensive (loss) income	(8.1)	3.7	(2.7)	19.5

Total comprehensive income	$33.7	$41.6	$57.3	$70.9

Earnings per share of common stock:
Basic	$0.71	$0.64	$1.02	$0.88
Diluted	$0.70	$0.64	$1.01	$0.87
Average number of common shares outstanding:
Basic	58.8	58.3	58.7	58.2
Diluted	59.4	58.9	59.3	58.8
Dividend declared per common share	—	—	$8.55	—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$217.3	$480.6
Accounts and notes receivable, net	281.3	232.5
Inventories, net	403.4	388.9
Deferred income taxes	21.3	45.3
Income tax receivable	23.4	23.4
Other current assets	46.8	38.6

Total current assets	993.5	1,209.3
Property, plant, and equipment, less accumulated depreciation and amortization of $548.0 and $506.4, respectively	918.4	902.9
Prepaid pension costs	76.1	58.0
Investment in joint venture	135.9	141.0
Intangible assets, net	538.0	545.1
Restricted cash	—	1.5
Deferred income taxes	43.3	46.4
Other noncurrent assets	98.2	90.5

Total assets	$2,803.4	$2,994.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$6.2	$2.0
Current installments of long-term debt	34.9	18.1
Accounts payable and accrued expenses	347.9	359.6
Dividends payable	4.9	—
Income tax payable	11.0	4.0
Deferred income taxes	2.4	2.4

Total current liabilities	407.3	386.1
Long-term debt, less current installments	1,054.5	822.9
Postretirement benefit liabilities	265.1	272.2
Pension benefit liabilities	195.0	206.7
Other long-term liabilities	89.1	78.9
Income taxes payable	38.7	36.7
Deferred income taxes	58.2	61.0

Total noncurrent liabilities	1,700.6	1,478.4
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,812,184 shares in 2012 and 58,424,691 shares in 2011	0.6	0.6
Capital in excess of par value	1,070.8	1,467.5
Retained earnings	41.8	77.1
Accumulated other comprehensive (loss)	(417.7)	(415.0)

Total shareholders’ equity	695.5	1,130.2

Total liabilities and shareholders’ equity	$2,803.4	$2,994.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions)

Unaudited

	Six Months Ended June 30, 2012
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at beginning of year	58,424,691	$0.6	$1,467.5	$77.1	($415.0)	$1,130.2

Stock issuance	387,493
Share-based employee compensation			16.2			16.2
Earnings				60.0		60.0
Dividends			(412.9)	(95.3)		(508.2)
Other comprehensive loss					(2.7)	(2.7)

Balance at June 30	58,812,184	$0.6	$1,070.8	$41.8	($417.7)	$695.5

	Six Months Ended June 30, 2011
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at beginning of year	58,070,807	$0.6	$1,451.2	($35.3)	($325.7)	$1,090.8

Stock issuance	304,760
Share-based employee compensation			10.5			10.5
Earnings				51.4		51.4
Other comprehensive income					19.5	19.5

Balance at June 30	58,375,567	$0.6	$1,461.7	$16.1	($306.2)	$1,172.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Earnings	$60.0	$51.4
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	60.3	61.8
Fixed asset impairment	4.6	—
Deferred income taxes	23.8	39.0
Share-based compensation	8.0	6.0
Equity earnings from joint venture	(28.5)	(29.0)
U.S. pension credit	(6.1)	(13.0)
Restructuring charges, net	0.2	7.3
Restructuring payments	(2.6)	(14.0)
Changes in operating assets and liabilities:
Receivables	(52.3)	(71.8)
Inventories	(19.4)	(29.5)
Other current assets	(8.6)	(8.3)
Other noncurrent assets	(0.1)	4.8
Accounts payable and accrued expenses	(8.5)	43.9
Income taxes payable	9.1	(8.4)
Other long-term liabilities	(14.8)	(2.9)
Other, net	4.5	(5.2)

Net cash provided by operating activities	29.6	32.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(77.4)	(49.7)
Restricted cash	1.5	3.6
Return of investment from joint venture	33.7	23.0
Proceeds from the sale of assets	—	0.4

Net cash (used for) investing activities	(42.2)	(22.7)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	4.5	0.1
Payments on revolving credit facility and other debt	—	(25.0)
Proceeds from long-term debt	251.9	—
Payments of long-term debt	(3.5)	(3.8)
Financing costs	(8.1)	(7.8)
Special dividends paid	(503.2)	—
Proceeds from exercised stock options	9.3	6.8

Net cash (used for) financing activities	(249.1)	(29.7)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	9.1

Net (decrease) in cash and cash equivalents	(263.3)	(11.2)
Cash and cash equivalents at beginning of year	480.6	315.8

Cash and cash equivalents at end of period	$217.3	$304.6

Supplemental Cash Flow Disclosures:
Interest paid	$22.0	$21.7
Income taxes paid, net	1.2	16.7
Amounts in accounts payable for capital expenditures	14.5	—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “we,” “our” and “us” in these notes, we are referring to AWI and its subsidiaries. We use the term “AWI” when we are referring solely to Armstrong World Industries, Inc.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is now part of ASC 220: “Presentation of Comprehensive Income”. The guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied retrospectively and were effective for us as of January 1, 2012. There was no impact on our financial condition, results of operations or cash flows as a result of this presentation.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Operating results for the second quarter and first six months of 2012 and the corresponding periods of 2011 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales to external customers
Building Products	$297.0	$305.0	$600.1	$611.9
Resilient Flooring	253.5	274.7	480.8	509.4
Wood Flooring	124.8	133.6	230.4	244.6
Cabinets	34.6	35.3	66.6	67.9

Total net sales to external customers	$709.9	$748.6	$1,377.9	$1,433.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment operating income (loss)
Building Products	$53.5	$57.1	$96.8	$118.6
Resilient Flooring	21.9	11.3	32.6	10.0
Wood Flooring	13.8	13.4	16.3	16.9
Cabinets	(0.7)	0.8	(1.8)	—
Unallocated Corporate (expense)	(11.6)	(9.9)	(25.4)	(20.7)

Total consolidated operating income	$76.9	$72.7	$118.5	$124.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total consolidated operating income	$76.9	$72.7	$118.5	$124.8
Interest expense	14.4	11.5	25.6	26.3
Other non-operating expense	0.3	0.8	0.3	1.1
Other non-operating income	(0.7)	(0.8)	(1.5)	(1.4)

Earnings before income taxes	$62.9	$61.2	$94.1	$98.8

	June 30, 2012	December 31, 2011
Segment assets
Building Products	$946.0	$935.6
Resilient Flooring	623.1	575.9
Wood Flooring	335.3	329.5
Cabinets	51.5	46.3

Total segment assets	1,955.9	1,887.3
Assets not assigned to segments	847.5	1,107.4

Total consolidated assets	$2,803.4	$2,994.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the second quarter of 2012 we performed an impairment test of our Cabinets business due to losses incurred during the first six months of 2012. The carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value.

In March 2012, we made the decision to permanently close a previously idled ceiling tile plant in Mobile, AL. As a result, during the first quarter we recorded accelerated depreciation of $9.3 million for machinery and equipment and a $4.6 million impairment charge for buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy).

During the first quarter of 2011, we announced the idling of our Statesville, NC engineered wood production facility. As a result, we evaluated the impairment implications of this decision and determined no impairment charge was necessary.

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2012	December 31, 2011
Customer receivables	$311.8	$263.3
Customer notes	2.2	1.7
Miscellaneous receivables	7.0	7.9
Less allowance for warranties, discounts and losses	(39.7)	(40.4)

Accounts and notes receivable, net	$281.3	$232.5

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 4. INVENTORIES

	June 30, 2012	December 31, 2011
Finished goods	$292.6	$271.5
Goods in process	28.3	25.7
Raw materials and supplies	118.1	118.1
Less LIFO and other reserves	(35.6)	(26.4)

Total inventories, net	$403.4	$388.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 5. OTHER CURRENT ASSETS

	June 30, 2012	December 31, 2011
Prepaid expenses	$30.2	$27.7
Assets held for sale	6.1	6.2
Fair value of derivative assets	3.2	2.4
Other	7.3	2.3

Total other current assets	$46.8	$38.6

NOTE 6. EQUITY INVESTMENT

Investment in joint venture at June 30, 2012 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$95.2	$86.6	$186.0	$185.1
Gross profit	42.4	36.8	82.6	80.1
Net earnings	32.5	28.5	63.1	63.9

NOTE 7. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$170.7	$49.1	$170.7	$44.8
Developed technology	15 years	81.1	31.0	81.1	28.3
Other	Various	14.6	1.2	14.6	1.0

Total		$266.4	$81.3	$266.4	$74.1

Non-amortizing intangible assets

Trademarks and brand names	Indefinite	352.9		352.8

Total other intangible assets		$619.3		$619.2

	Six Months Ended
	June 30,
	2012	2011
Amortization expense	$7.2	$7.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 8. SEVERANCES AND RELATED COSTS

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of severance charges associated with restructuring actions.

In the second quarter of 2012, we recorded $3.4 million for severance and related costs in selling, general, and administrative (“SG&A”) expense ($3.2M) and cost of goods sold ($0.2M) to reflect approximately 35 position eliminations in our European Building Products business, primarily as a result of streamlining SG&A functions.

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

NOTE 9. RESTRUCTURING ACTIONS

During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. The following table summarizes the restructuring charges recorded in the second quarters and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Action Title					Segment
Floor Products Europe	—	$2.2	$0.2	$5.3	Resilient Flooring

Beaver Falls plant	—	(0.3)	—	1.3	Building Products
North America SG&A	—	0.5	—	0.9	Unallocated Corporate, Resilient Flooring, Building Products
Other initiatives	—	—	—	(0.2)	Wood Flooring

Total	—	$2.4	$0.2	$7.3

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

In addition to the restructuring costs reflected in the above table, we also recorded $2.7 million in the second quarter and $4.8 million in the first six months of 2011 of other related costs in cost of goods sold ($2.4 million in the second quarter and $4.1 million in the first six months) and SG&A expense ($0.3 million in the second quarter and $0.7 million in the first six months). These costs are primarily related to inventory obsolescence, accelerated depreciation and plant closure costs.

Through June 30, 2012, we have incurred expenses of $30.1 million related to this initiative. We do not expect to incur further material restructuring costs related to this initiative.

Beaver Falls Plant: Production at the Beaver Falls, PA facility ended March 31, 2011, and production requirements have been transitioned to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we made at the plant.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In addition to the restructuring costs reflected in the table above, we also recorded $1.8 million in the second quarter and $6.5 million in the first six months of 2011 of accelerated depreciation and $2.8 million of closure-related costs in cost of goods sold in the second quarter and first six months of 2011.

Through June 30, 2012, we have incurred expense of $25.1 million related to this initiative. We do not expect to incur additional costs in the future as the plant was sold in 2011. The sale resulted in a net gain of $0.7 million which was recorded in SG&A in the third quarter of 2011.

North America SG&A: We are committed to augmenting margin expansion through the aggressive adoption of projects to standardize, simplify or eliminate SG&A activities. As a result, in the third quarter of 2010, we began to restructure our North American SG&A operations. The first six months of 2011 restructuring expense related to this initiative was recorded in the Unallocated Corporate ($0.6 million) and Resilient Flooring ($0.2 million) and Building Products ($0.1 million) segments.

Through June 30, 2012, we have incurred restructuring expense of $7.2 million related to this initiative. In total, we expect to incur restructuring expenses of up to $8 million related to this initiative through 2012 as we further streamline North American SG&A functions.

The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor Products Europe	North America SG&A	Beaver Falls Plant	Total
December 31, 2011	$3.2	$0.5	$0.1	$3.8
Net charges	0.2	—	—	0.2
Cash payments	(2.2)	(0.4)	—	(2.6)

June 30, 2012	$1.2	$0.1	$0.1	$1.4

Most of the accrual balance as of June 30, 2012 is expected to be paid by March 31, 2013.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings before income taxes	$62.9	$61.2	$94.1	$98.8
Income tax expense	21.1	23.3	34.1	47.4
Effective tax rate	33.5%	38.1%	36.2%	48.0%

The effective tax rate for the second quarter of 2012 was lower than the comparable period in 2011, primarily due to the favorable tax impact from our mix of income from international operations.

The effective tax rate for the first six months of 2012 was lower than the first six months of 2011 primarily due to the favorable tax impact from our mix of income from international operations. Additionally, the effective tax rate was lower in the first six months of 2012 due to a decrease in the valuation allowance for foreign tax credits based on our projected ability to utilize these credits to offset future taxable income.

We do not expect to record any material changes during 2012 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2011.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

As of June 30, 2012 we consider foreign unremitted earnings to be permanently reinvested.

NOTE 11. DEBT

On March 22, 2012, we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. We added $250 million to our existing Term Loan B facility. The amended $1.3 billion facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The only significant change to existing terms, conditions and covenants related to the consolidated leverage ratio covenant. Under the revised covenant, threshold ratios are as follow: 4.5 to1.0 through December 31, 2013, 4.0 to 1.0 through March 31, 2015, and 3.75 to 1.0 thereafter. During the first six months of 2012, we were in compliance with all covenants of the previous and amended credit agreements.

In connection with the additional $250 million Term Loan B borrowings, we paid $8.1 million for bank, legal and other fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.0	$3.9	$7.9	$7.8
Interest cost on projected benefit obligation	22.6	23.1	45.3	46.1
Expected return on plan assets	(35.0)	(38.1)	(70.0)	(76.2)
Amortization of prior service cost	0.4	0.4	0.9	0.9
Amortization of net actuarial loss	5.9	4.8	11.7	9.6

Net periodic pension (credit)	($2.1)	($5.9)	($4.2)	($11.8)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.6	$0.6	$1.2
Interest cost on projected benefit obligation	3.1	3.6	5.5	7.2
Amortization of prior service cost	(0.2)	—	(0.3)	—
Amortization of net actuarial gain	(1.3)	(0.7)	(4.3)	(1.4)

Net periodic postretirement benefit cost	$1.9	$3.5	$1.5	$7.0

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.5	$1.0	$1.0	$1.8
Interest cost on projected benefit obligation	3.9	4.5	7.8	8.9
Expected return on plan assets	(2.6)	(3.3)	(5.1)	(6.6)
Amortization of net actuarial loss	0.4	—	0.7	0.1

Net periodic pension cost	$2.2	$2.2	$4.4	$4.2

We currently estimate that the 2012 net periodic postretirement benefit cost for our U.S. retiree health and life insurance plans will total approximately $5 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total debt, including current portion	($1,095.6)	($1,089.3)	($843.0)	($835.2)
Foreign currency contract obligations	1.8	1.8	1.1	1.1
Natural gas contracts	(7.1)	(7.1)	(9.3)	(9.3)
Interest rate swap contracts	(24.2)	(24.2)	(14.0)	(14.0)

The carrying amounts of cash and cash equivalents of $217.3 million at June 30, 2012 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

As of June 30, 2012 we had no restricted cash on our balance sheet. As of December 31, 2011, we had $1.5 million of restricted cash held by a trustee related to the construction of our Millwood, WV mineral wool plant. These funds were released during the first six months of 2012.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Assets and liabilities are summarized below:

	June 30, 2012		December 31, 2011
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Total debt, including current portion	($787.5)	($301.8)	($545.9)	($289.3)
Foreign currency contract obligations	1.8	—	1.1	—
Natural gas contracts	—	(7.1)	—	(9.3)
Interest rate swap contracts	—	(24.2)	—	(14.0)

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

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of June 30, 2012, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At June 30, 2012 and December 31, 2011, the notional

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

amount of these hedges was $36.6 million and $47.2 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the second quarter or first six months of 2012 or 2011. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of June 30, 2012, our major foreign currency exposures are to the Canadian dollar, the Australian dollar, and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $137.0 million and $128.3 million at June 30, 2012 and December 31, 2011, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the second quarter or first six months of 2012 or 2011.

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $21.8 million at December 31, 2011. We did not have any open hedges related to intercompany loans and dividends as of June 30, 2012.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. On March 31, 2011 we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. On March 27, 2012 we entered into an additional interest rate swap agreement with a notional amount of $250 million, maturing in March 2018, under the terms of which we pay a fixed rate of 1.9275% over the hedged period. We also entered into a forward starting interest rate swap of $200 million from November 2015 to March 2018, under the terms of which we pay a fixed rate of 2.810% over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2012 and December 31, 2011. Our derivative assets and liabilities not designated as hedging instruments were not material as of June 30, 2012 and December 31, 2011.

	Asset Derivatives			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$7.1	$7.2
Natural gas commodity contracts	Other non-current assets	—	—	Other long-term liabilities	—	2.1
Foreign exchange contracts	Other current assets	$3.2	$2.4	Accounts payable and accrued expenses	1.4	1.3
Interest rate swap contracts	Other current assets	—	—	Other long-term liabilities	24.2	14.0

Total derivatives designated as hedging instruments		$3.2	$2.4		$32.7	$24.6

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2012	2011		2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	($7.0)	($2.9)	Cost of goods sold	($2.4)	($1.3)	($5.1)	($3.8)
Foreign exchange contracts – purchases and sales	1.8	(1.9)	Cost of goods sold	(0.3)	(1.3)	(0.8)	(2.1)
Interest rate swap contracts	(24.2)	(6.7)	Interest Expense	—	—	—	—

Total	($29.4)	($11.5)		($2.7)	($2.6)	($5.9)	($5.9)

(a)	As of June 30, 2012 the amount of existing (loss) in Accumulated OCI expected to be recognized in earnings over the next twelve months is $(5.3) million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months and six months ended June 30, 2012 and June 30, 2011. No gains or losses are excluded from the assessment of the hedge effectiveness.

The gain (loss) recognized in income for derivative instruments not designated as hedging instruments was $0.6 million for the second quarter and zero for the first six months of 2012 and $(0.2) million and $4.3 million for the second quarter and first six months of 2011, respectively.

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2012 and 2011:

	2012	2011
Balance at January 1,	$12.1	$11.9
Reductions for payments	(9.4)	(7.4)
Current year warranty accruals	10.1	8.1
Preexisting warranty accrual changes	(0.3)	(0.1)
Effects of foreign exchange translation	(0.2)	0.3

Balance at June 30,	$12.3	$12.8

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

Environmental Remediation

Summary

We are actively involved in the investigation and/or remediation of environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state or international Superfund and similar type laws at several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

several potentially responsible parties (“PRPs”) and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Material Events

In August 2010, we entered into a Consent Order with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. Our current estimate of our future liability at the site relates to the investigation work required by the Consent Order and to the currently projected cost of possible remedies for certain portions of the site. However, neither the RI/FS for the portion of the property owned by us nor the Scappoose Bay is complete. At this time, we have determined that it is probable that additional corrective action for the portion of the property owned by us will be required. Such corrective action could result in additional costs greater than currently estimated and, consequently, those costs may be material. At this time, it is not possible to reasonably estimate the total costs that we may ultimately incur with respect to the Scappoose Bay, although such amounts may be material.

Costs and responsibilities for the RI/FS for certain portions of the St. Helens property owned by us continue to be shared with Kaiser pursuant to an agreement with Kaiser. Limited contributions are also being made by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property, although we anticipate that the settlement funds will likely be depleted this year. Contemporaneously with the execution of the Consent Order, we, Kaiser and OC also entered into a cost allocation agreement for the investigation and possible remediation of the Scappoose Bay.

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property that is a portion of the Superfund Site. Our current estimate of future liability includes costs for investigative work that we agreed to perform under the EPA order as well as remedial work associated with this landfill which became probable and estimable in the second quarter of 2012. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with an RI/FS with respect to the remainder of the Superfund site, including Rocky Creek. We, along with other parties, may also ultimately incur costs in remedying contamination discovered during the RI/FS. At this time, we are able to estimate only a portion of the amounts probable to occur with respect to these activities. It is anticipated that significant investigative work may be required that is not currently possible to reasonably estimate, although such amounts may be material.

In the second quarter of 2012, we recorded a liability for probable and estimable costs associated with the clean closure of a non-hazardous containment pond located on the property of our previously idled Mobile, AL Building Products plant. We anticipate that this work could start in the fourth quarter of 2012. At that time,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

additional closure actions may become known and reasonably estimable. We are unable to anticipate all of the closure actions that will be required by the Alabama Department of Environmental Management, although amounts associated with such actions may be material.

Summary of Financial Position

Liabilities of $11.1 million at June 30, 2012 and $7.3 million at December 31, 2011 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at June 30, 2012 or December 31, 2011.

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

NOTE 17. SPECIAL CASH DIVIDEND AND STOCK OPTION ADJUSTMENTS

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508.2 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. The unpaid portion of the dividend relates to unvested employee shares and is reflected in current liabilities ($1.8 million) and other long term liabilities ($3.5 million) and will be paid when the underlying employee shares vest. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Under the terms of the 2011 Long Term Incentive Plan (the “Plan”), the Management Development and Compensation Committee of our Board of Directors is required to make equitable adjustments to stock option grants if there is a change in our capital structure. The special cash dividend qualified as a change to our capital structure under the terms of the Plan. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $57.38 (the New York Stock Exchange Volume Weighted Average Price (“NYSE VWAP”) on March 29, 2012, the day before the ex-dividend date) and $49.21 (NYSE VWAP on March 30, 2012, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore there was no incremental cost recognized in our financial statements due to the resulting award adjustments described in the table below.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The following adjustments were made to the options outstanding as a result of this analysis:

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

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings	$41.8	$37.9	$60.0	$51.4
Earnings allocated to participating non-vested share awards	(0.3)	(0.3)	(0.4)	(0.4)

Earnings attributable to common shares	$41.5	$37.6	$59.6	$51.0

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and six month periods ended June 30, 2012 and 2011 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic shares outstanding	58.8	58.3	58.7	58.2
Dilutive effect of stock option awards	0.6	0.6	0.6	0.6

Diluted shares outstanding	59.4	58.9	59.3	58.8

At June 30, 2012 and 2011, there were no anti-dilutive options excluded from the computation of diluted EPS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2012, the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 30, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our annual report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. We also design, manufacture and sell kitchen and bathroom cabinets in the U.S. As of June 30, 2012 we operated 33 manufacturing plants in eight countries, including 21 plants located throughout the U.S.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor macroeconomic trends which affect our business, including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. During the second quarter these macroeconomic benchmarks declined. In addition, we noted several factors and trends within our markets which directly affected our business performance during the second quarter of 2012, including:

North America

We continued to see softness in commercial markets, particularly education and healthcare as public spending remains constrained. In addition, we continued to see some regional weakness in the office market. These trends impacted both Building Products and Resilient Flooring, but the impact was greater on Resilient Flooring as the majority of its commercial sales originate from the education and healthcare markets.

We experienced mixed results in our residential markets as we saw improvements in builder activity while renovation activity declined. These trends impact our Resilient and Wood Flooring businesses.

Europe

The overwhelming majority of our sales in Europe are to commercial markets. Lower than expected demand and weak currency contributed significantly to sharp declines in Central and Western Europe, while Eastern European markets grew.

Pacific Rim

Our markets in China experienced mixed results. The office sector slowed while the education and healthcare markets grew. Australia continued to experience a soft commercial construction market, which impacted both businesses.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our second quarter total consolidated net sales by approximately $9 million and in the first six months of 2012 by approximately $17 million, when compared to the same periods of 2011.

There were no significant pricing actions taken in the second quarter of 2012.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the second quarter by approximately $7 million and in the first six months of 2012 by $12 million when compared to the same periods of 2011.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first six months of 2012, these input costs decreased operating income by approximately $2 million and $6 million, respectively, when compared to the same periods of 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are committed to augmenting margin expansion through further cost elimination. Through manufacturing footprint reductions and aggressive application of projects designed to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $200 million of manufacturing and SG&A costs by the end of 2012. Toward this end, we achieved $35 million of cost savings in 2010, another $115 million in savings in 2011, and expect to deliver another $50 million during 2012. We recorded expenses of approximately $8 million for these initiatives in the second quarter and approximately $24 million during the first six months of 2012. During March of 2012, we decided to close our previously idled Building Products plant in Mobile, AL. We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount.

Employees

As of June 30, 2012, we had approximately 9,300 full-time and part-time employees worldwide, compared to 9,100 as of December 31, 2011. Most of the increase relates to crews added in our wood flooring plants.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings before income taxes.

2012 COMPARED TO 2011

CONSOLIDATED RESULTS

(dollar amounts in millions)

			Change is Favorable/
	2012	2011	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$523.6	$533.4	(1.8)%
Europe	130.4	155.6	(16.2)%
Pacific Rim	55.9	59.6	(6.2)%

Total consolidated net sales	$709.9	$748.6	(5.2)%
Operating income	$76.9	$72.7	5.8%

Six Months Ended June 30,
Net sales:
Americas	$1,009.2	$1,023.6	(1.4)%
Europe	263.1	301.9	(12.9)%
Pacific Rim	105.6	108.3	(2.5)%

Total consolidated net sales	$1,377.9	$1,433.8	(3.9)%
Operating income	$118.5	$124.8	(5.0)%

Consolidated net sales declined in the second quarter and first six months of 2012 as favorable price and mix only partially offset volume declines across all businesses. Results were also affected by unfavorable foreign exchange impact of approximately $17 million for the quarter and approximately $20 million for the first half of 2012.

Net sales in the Americas declined in the second quarter and first six months of 2012 as volume declines were only partially offset by improved price and mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the European markets declined significantly in the second quarter and first half of 2012 as modest price improvements were unable to offset sharp volume declines, particularly in our European flooring business. Unfavorable foreign exchange of approximately $13 million for the quarter and approximately $16 million for the first half of 2012 also negatively impacted results.

Net sales in the Pacific Rim decreased in the second quarter of 2012 due to declining volumes and unfavorable foreign exchange impact of approximately $2 million. Net sales declines in the first half of 2012 were primarily driven by lower volumes and unfavorable foreign exchange impact of approximately $2 million, which were only partially offset by favorable mix.

Cost of goods sold in the second quarter of 2012 was 75.2% of net sales, compared to 75.3% for the same period in 2011. Cost of goods sold in the first six months of 2012 was 76.7% of net sales, compared to 75.9% for the same period in 2011. The comparison for both periods was impacted by approximately $19 million of costs associated with the closure of our Mobile, AL Building Products facility, $15 million of which was recorded in the first quarter of 2012.

SG&A expenses in the second quarter of 2012 were $114.2 million, or 16.1% of net sales, and in the first six months of 2012 were $230.8 million, or 16.8% of net sales, compared to $122.2 million, or 16.3% of net sales, and $242.3 million, or 16.9% of net sales, for the corresponding periods in 2011. The decreases were due to reductions in core SG&A expenses.

Equity earnings from our WAVE joint venture were $14.9 million for the second quarter of 2012 compared to $12.6 million in the second quarter of 2011, and $28.5 million for the first six months of 2012 compared to $29.0 million in first six months of 2011. See Note 6 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $14.4 million for the second quarter of 2012 compared to $11.5 million in the second quarter of 2011. Interest expense was $25.6 million in the first six months of 2012 compared to $26.3 million in first six months of 2011. The decrease in interest expense for the first six months of 2012 was the result of lower average outstanding debt balances for most of the first quarter of 2012 when compared to the prior period. Conversely, higher interest expense in the second quarter of 2012 was driven by additional borrowings of $250 million under our senior credit facility in late March 2012 (see Liquidity section for further information).

Income tax expense was $21.1 million and $23.3 million for the second quarter of 2012 and 2011, respectively. The effective tax rate for the second quarter of 2012 was 33.5% as compared to a rate of 38.1% for the same period of 2011. The effective tax rate for 2012 was lower than 2011 due to the favorable tax impact from our mix of income from international operations. Income tax expense was $34.1 million and $47.4 million for the first six months of 2012 and 2011, respectively. The effective tax rate for the first six months of 2012 was 36.2% as compared to a rate of 48.0% for the same period of 2011. The effective tax rate for 2012 was lower than 2011 due to the favorable tax impact from our mix of income from international operations and a decrease in the valuation allowance for foreign tax credits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

			Change is Favorable/
	2012	2011	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$184.8	$181.7	1.7%
Europe	80.3	88.6	(9.4)%
Pacific Rim	31.9	34.7	(8.1)%

Total segment net sales	$297.0	$305.0	(2.6)%
Operating income	$53.5	$57.1	(6.3)%

Six Months Ended June 30,
Net sales:
Americas	$372.0	$367.8	1.1%
Europe	167.4	179.3	(6.6)%
Pacific Rim	60.7	64.8	(6.3)%

Total segment net sales	$600.1	$611.9	(1.9)%
Operating income	$96.8	$118.6	(18.4)%

Net sales in the Americas increased in the second quarter and first six months of 2012 as lower volumes in both periods were more than offset by improved pricing and product mix.

Net sales in Europe decreased in the second quarter and first six months of 2012 driven by unfavorable foreign exchange impact of approximately $6 million and $8 million, respectively. Both periods were impacted by lower volumes and unfavorable mix which were only partially offset by improved pricing.

Net sales declined in the Pacific Rim in the second quarter and first six months of 2012 as both periods were impacted by unfavorable foreign exchange of approximately $2 million and lower volumes which were only partially offset by improved mix.

Operating income decreased for the second quarter of 2012 as favorable pricing and higher earnings from WAVE were unable to offset volume declines, increased manufacturing costs associated with the commencement of operations at our Millwood, WV plant, severances associated with European SG&A headcount reductions, and environmental charges related to several U.S. plants. Operating income decreased in the first half of 2012 as improvements in price were unable to offset volume declines, higher manufacturing costs, increased SG&A expenses associated with investments in emerging markets, cost reduction actions and inflationary headwinds. Results for the first six months of 2012 were impacted by approximately $19 million of accelerated depreciation, impairment and other charges associated with the closure of our previously idled Mobile, AL plant, approximately $15 million of which were recorded in the first quarter. Results for the first six months of 2012 were also impacted by approximately $4 million of costs recorded in the first quarter of 2012 associated with the resolution of a labor dispute at our Marietta, PA plant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

			Change is Favorable/
	2012	2011	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$179.4	$182.8	(1.9)%
Europe	50.1	67.0	(25.2)%
Pacific Rim	24.0	24.9	(3.6)%

Total segment net sales	$253.5	$274.7	(7.7)%
Operating income	$21.9	$11.3	93.8%

Six Months Ended June 30,
Net sales:
Americas	340.2	343.3	(0.9)%
Europe	95.7	122.6	(21.9)%
Pacific Rim	44.9	43.5	3.2%

Total segment net sales	$480.8	$509.4	(5.6)%
Operating income	$32.6	$10.0	Favorable

Net sales in the Americas decreased in the second quarter and first six months of 2012 as improvements in mix and price were unable to offset volume declines. Net sales for the second quarter of 2012 were also negatively impacted by inventory reductions at one of our national home center customers.

Net sales declines in Europe in both periods were driven by significantly lower volumes and unfavorable foreign exchange impact of approximately $7 million in the second quarter and approximately $8 million in the first six months of 2012. Improvements in price and mix in both periods were unable to offset the sharp volume declines.

Net sales in the Pacific Rim in the second quarter of 2012 were negatively impacted by unfavorable foreign exchange of approximately $1 million remaining essentially flat. Net sales in the Pacific Rim increased in the first half of the year on favorable mix.

Operating income improved for the second quarter and first six months of 2012 as volume declines and inflationary headwinds were more than offset by reductions in SG&A and manufacturing costs and favorable price and mix. Operating income in the second quarter and first half of 2011 included $5.9 million and $14.3 million, respectively, of severance and restructuring related costs in Europe.

Wood Flooring

(dollar amounts in millions)

			Change is Favorable/
	2012	2011	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$124.8	$133.6	(6.6)%
Operating income	$13.8	$13.4	3.0%

Six Months Ended June 30,
Total segment net sales	$230.4	$244.6	(5.8)%
Operating income	$16.3	$16.9	(3.6)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales decreased in the second quarter and first six months of 2012 as volume, price and mix were all unfavorable when compared to the prior year, driven primarily by inventory reductions at one of our national home center customers.

Operating income increased in the second quarter of 2012 as reduced manufacturing costs more than offset the impact of lower sales. Operating income decreased in the first six months of 2012 as reduced manufacturing and raw material costs only partially offset the impact of lower sales.

Cabinets

(dollar amounts in millions)

	2012	2011	Change is (Unfavorable)
Three Months Ended June 30,
Total segment net sales	$34.6	$35.3	(2.0)%
Operating (loss) income	$(0.7)	$0.8	Unfavorable

Six Months Ended June 30,
Total segment net sales	$66.6	$67.9	(1.9)%
Operating (loss) income	$(1.8)	$—	Unfavorable

Net sales decreased for the second quarter and first six months of 2012 as improvements in mix were unable to offset volume declines.

Operating income decreased in the second quarter and first six months of 2012 as improvements in mix were unable to offset the margin impact of lower volumes and increases in raw material costs.

Unallocated Corporate

Unallocated corporate expense of $11.6 million in the second quarter and $25.4 million for the first six months of 2012 increased from $9.9 million and $20.7 million, respectively, in the prior year. The increase in both periods was primarily due to a $3.5 million and $7.0 million lower pension credit in the second quarter and first six months of 2012, respectively, when compared to the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first six months of 2012 provided $29.6 million of cash compared to $32.1 million in the first six months of 2011.

Net cash used by investing activities was $42.2 million for the first six months of 2012 compared to $22.7 million for the first six months of 2011. The increase in cash used was primarily due to higher purchases of property, plant and equipment partially offset by increased returns of investment from WAVE.

Net cash used for financing activities was $249.1 million for the first six months of 2012, compared to $29.7 million for the first six months of 2011. Net cash used in 2012 was impacted by dividend payments of $503.2 million partially offset by $251.9 million of long-term debt issued (see Liquidity section for further information). Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. On March 22, 2012, we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc., and Barclays Capital. We added $250 million to our existing Term Loan B facility. This amended facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million Term Loan B. This $1.3 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The only significant change to existing terms, conditions and covenants pertained to the consolidated leverage ratio covenant, which is described below.

In connection with the additional $250 million Term Loan B borrowings, we paid $8.1 million for bank, legal and other fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During the first six months of 2012 we were in compliance with all covenants of the credit agreement.

The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.00% over LIBOR and the Term Loan B portion (as amended) is priced at 3.00% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. On March 31, 2011, we entered into two interest rate swaps, on our Term Loan A and Term Loan B, with notional amounts of $100 million and $200 million, respectively, which mature in November 2015. Under the terms of the Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swap, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. On March 27, 2012 we entered into an additional interest rate swap agreement with a notional amount of $250 million, maturing in March 2018, where we pay a fixed rate of 1.9275% over the hedged period. We also entered into a forward starting interest rate swap of $200 million from November 2015 to March 2018, where we pay a fixed rate of 2.810% over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.

Beginning December 31, 2013, mandatory prepayments are required under the senior credit facility pursuant to a year end annual leverage test, under which, if our consolidated leverage ratio is greater than 2.0 to 1.0, but less than 2.5 to 1.0, in 2014, we would be required to make a prepayment of 25% of Consolidated Excess Cash Flow, as defined by the credit agreement. If our consolidated leverage ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of Consolidated Excess Cash Flow.

As of June 30, 2012, we had $217.3 million of cash and cash equivalents, $122.3 million in the U.S. and $95.0 million in various foreign jurisdictions.

Our July 16, 2012 debt rating from S&P was BB- (stable) and from Moody’s was B1 (stable).

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508.2 million in the aggregate, of which $502.9 million was paid on April 10, 2012. Payment of an additional $5.3 million of the dividend is expected to be made when the underlying employee shares vest. The dividend was funded in part by surplus cash on our balance sheet, and in part by the proceeds of additional debt issued under our Term Loan B.

On December 10, 2010, we established a $100 million Receivables Securitization Program. AWI and its subsidiary, Armstrong Hardwood Flooring Company, sold their U.S. receivables to Armstrong

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC financed those receivables through Credit Agricole Corporate and Investment Bank, with a maximum commitment of $100 million. In addition to the financing of receivables by Credit Agricole, under the terms of the program, Credit Agricole could issue letters of credit at the request of ARC. The purchase and letter of credit commitments under the program were originally set to expire in December 2013, subject to possible extensions thereafter. In December 2011, we assigned this facility to the Bank of Nova Scotia and extended to 2014.

On December 16, 2010, we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, WV, to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041.

On June 30, 2012, we had outstanding letters of credit totaling $72.1 million, of which $15.9 million was issued under the revolving credit facility, $55.9 million was issued under the securitization facility and $0.3 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of June 30, 2012
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$17.8	—	$17.8
Lines of Credit Available for Letters of Credit	1.5	$0.7	0.8

Total	$19.3	$0.7	$18.6

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Our Board of Directors previously approved the construction of a U.S. mineral wool plant to supply our Building Products plants, the construction of mineral fiber ceiling plants in Russia and China, and the construction of two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $310 million. Through June 30, 2012, we have incurred approximately $116 million related to these projects. The spending will be incurred through 2015 with the majority of the remaining spending expected to occur in 2012 and 2013.

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

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 annual report on Form 10-K. There have been no material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2012, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In an effort to make our IT, finance and accounting functions more efficient, increase related capabilities and generate cost savings, we continued to outsource a significant portion of our IT infrastructure and certain finance and accounting functions to separate third party service providers during 2012. In connection with the outsourcing of these functions, we performed significant pre-implementation planning, design and testing. We continued our oversight and testing during the implementation to ensure the effectiveness of internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See the “Specific Material Events” section of the “Environmental Matters” section of Note 16 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2011 annual report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2012	1,251	$50.17	—	—
May 1 – 31, 2012	416	$48.40	—	—
June 1 – 30, 2012	237	$47.71	—	—

Total	1,904		N/A	N/A

[1]

Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
No. 15	Awareness Letter from Independent Registered Public Accounting Firm. †

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 101	Interactive Data Files**

†	Filed herewith.
**	XBRL – Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: July 30, 2012