Form 10-Q
period 2012-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2012-10-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 23, 2012 – 58,822,531.

Cautionary Note Regarding Forward-Looking Statements

Certain information included in this report and in our other materials we have filed or will file with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made or to be made by us, contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955 (the “PSLRA”). Those statements provide our future expectations or forecasts and can be identified by our use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance, the sale of our cabinets business, or the outcome of contingencies such as liabilities or legal proceedings.

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

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net sales	$694.7	$734.2	$2,006.1	$2,100.1
Cost of goods sold	507.8	545.1	1,508.6	1,577.9

Gross profit	186.9	189.1	497.5	522.2

Selling, general and administrative expenses	94.0	112.7	312.6	342.7
Restructuring charges, net	(0.2)	0.7	—	8.0
Equity earnings from joint venture	(15.5)	(15.4)	(44.0)	(44.4)

Operating income	108.6	91.1	228.9	215.9

Interest expense	14.1	11.3	39.7	37.6
Other non-operating expense	0.2	0.1	0.5	1.2
Other non-operating (income)	(0.6)	(1.7)	(2.1)	(3.1)

Earnings from continuing operations before income taxes	94.9	81.4	190.8	180.2

Income tax expense	20.9	29.8	55.6	77.2

Earnings from continuing operations	74.0	51.6	135.2	103.0

Net (loss) income from discontinued operations, net of tax (benefit) expense of ($6.6), $0.8, ($7.2) and $0.8	(11.1)	0.9	(12.3)	0.9

Net earnings	$62.9	$52.5	$122.9	$103.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.4	(13.3)	7.1	2.1
Derivative (loss)	(2.9)	(4.7)	(7.2)	(7.1)
Pension and postretirement adjustments	2.7	2.8	7.6	9.3

Total other comprehensive income (loss)	10.2	(15.2)	7.5	4.3

Total comprehensive income	$73.1	$37.3	$130.4	$108.2

Earnings per share of common stock, continuing operations:
Basic	$1.25	$0.88	$2.28	$1.76
Diluted	$1.24	$0.88	$2.26	$1.74
(Loss) Income per share of common stock, discontinued operations:
Basic	($0.19)	$0.01	($0.21)	$0.01
Diluted	($0.19)	$0.01	($0.21)	$0.01
Net earnings per share of common stock:
Basic	$1.06	$0.89	$2.07	$1.77
Diluted	$1.05	$0.89	$2.05	$1.75
Average number of common shares outstanding:
Basic	58.9	58.4	58.8	58.3
Diluted	59.4	58.8	59.4	58.8
Dividend declared per common share	—	—	$8.55	—

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$298.6	$480.6
Accounts and notes receivable, net	255.0	221.4
Inventories, net	380.7	376.1
Current assets of discontinued operations held for sale	30.3	24.4
Deferred income taxes	29.6	45.3
Income tax receivable	15.1	23.4
Other current assets	40.9	38.1

Total current assets	1,050.2	1,209.3

Property, plant, and equipment, less accumulated depreciation and amortization of $566.9 and $498.8, respectively	937.6	887.9

Prepaid pension costs	85.2	58.0
Investment in joint venture	136.7	141.0
Intangible assets, net	532.1	541.6
Noncurrent assets of discontinued operations held for sale	—	18.7
Restricted cash	—	1.5
Deferred income taxes	43.3	46.4
Other noncurrent assets	100.1	90.3

Total assets	$2,885.2	$2,994.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1.3	$2.0
Current installments of long-term debt	34.9	18.1
Accounts payable and accrued expenses	345.0	353.3
Dividends payable	4.8	—
Liabilities of discontinued operations held for sale	8.2	6.4
Income tax payable	8.1	4.0
Deferred income taxes	2.4	2.4

Total current liabilities	404.7	386.2

Long-term debt, less current installments	1,046.3	822.9
Postretirement benefit liabilities	263.2	272.2
Pension benefit liabilities	198.4	206.7
Other long-term liabilities	90.3	78.8
Income taxes payable	66.3	36.7
Deferred income taxes	43.3	61.0

Total noncurrent liabilities	1,707.8	1,478.3

Shareholders’ equity:
Common stock, $0.01 par value per share, authorized
200 million shares; issued 58,822,331 shares in 2012 and 58,424,691 shares in 2011	0.6	0.6
Capital in excess of par value	1,074.9	1,467.5
Retained earnings	104.7	77.1
Accumulated other comprehensive (loss)	(407.5)	(415.0)

Total shareholders’ equity	772.7	1,130.2

Total liabilities and shareholders’ equity	$2,885.2	$2,994.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Nine Months Ended September 30, 2012
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at beginning of year	58,424,691	$0.6	$1,467.5	$77.1	($415.0)	$1,130.2
Stock issuance	397,640
Share-based employee compensation			20.3			20.3
Net earnings				122.9		122.9
Dividends			(412.9)	(95.3)		(508.2)
Other comprehensive income					7.5	7.5

Balance at end of period	58,822,331	$0.6	$1,074.9	$104.7	($407.5)	$772.7

	Nine Months Ended September 30, 2011
	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance at beginning of year	58,070,807	$0.6	$1,451.2	($35.3)	($325.7)	$1,090.8
Stock issuance	333,660
Share-based employee compensation			13.3			13.3
Net earnings				103.9		103.9
Other comprehensive income					4.3	4.3

Balance at end of period	58,404,467	$0.6	$1,464.5	$68.6	($321.4)	$1,212.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Earnings	$122.9	$103.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85.7	88.8
Fixed asset impairment	4.9	2.2
Deferred income taxes	0.8	66.3
Share-based compensation	12.1	8.5
Impairment on assets of discontinued operations	17.5	—
Equity earnings from joint venture	(44.0)	(44.4)
U.S. pension credit	(9.2)	(19.5)
Restructuring charges, net	—	8.0
Restructuring payments	(2.7)	(18.3)
Changes in operating assets and liabilities:
Receivables	(41.4)	(64.1)
Inventories	(15.2)	(26.0)
Other current assets	(3.2)	(0.9)
Other noncurrent assets	(1.4)	—
Accounts payable and accrued expenses	(6.0)	44.6
Income taxes payable	42.0	(6.4)
Other long-term liabilities	(22.0)	(14.2)
Other, net	—	1.4

Net cash provided by operating activities	140.8	129.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(125.7)	(91.8)
Restricted cash	1.5	8.3
Return of investment from joint venture	48.4	37.7
Proceeds from the sale of assets	14.4	3.4

Net cash (used for) investing activities	(61.4)	(42.4)

Cash flows from financing activities:
Payments on revolving credit facility and other debt	(0.7)	(25.0)
Proceeds from long-term debt	251.9	—
Payments of long-term debt	(11.7)	(6.5)
Financing costs	(8.1)	(7.9)
Special dividends paid	(503.5)	—
Proceeds from exercised stock options	9.4	7.2

Net cash (used for) financing activities	(262.7)	(32.2)

Effect of exchange rate changes on cash and cash equivalents	1.3	5.8

Net (decrease) increase in cash and cash equivalents	(182.0)	61.1
Cash and cash equivalents at beginning of year	480.6	315.8

Cash and cash equivalents at end of period	$298.6	$376.9

Supplemental Cash Flow Disclosures:
Interest paid	$34.3	$31.1
Income taxes paid, net	5.5	18.1
Amounts in accounts payable for capital expenditures	15.3	—

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

In September 2012, we entered into a definitive agreement to sell our cabinets business for $27 million. The transaction is expected to be completed in the fourth quarter of 2012. The financial results of the cabinets business, which have previously been shown as a separate reporting segment, have been reclassified as discontinued operations for all periods presented. See Note 3 to the Condensed Consolidated Financial Statements for additional financial information related to discontinued operations. The Notes to Condensed Consolidated Financial Statements in this Form 10-Q have been recast to reflect continuing operations, unless otherwise noted.

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

In July 2012 and September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that is now part of Accounting Standards Codification (“ASC”) 350: “Intangibles – Goodwill and Other. The new guidance will permit an entity to first assess qualitative factors to determine whether it is more likely than not that

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

an indefinite-lived intangible asset is impaired or the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test on indefinite-lived intangible assets or the two-step goodwill impairment test. Because the objective of this new guidance is to simplify how entities test for goodwill and indefinite-lived intangible asset impairment, it will not have a material impact on our financial condition, results of operations or cash flows.

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

Operating results for the third quarter and first nine months of 2012 and the corresponding periods of 2011 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales to external customers
Building Products	$325.9	$336.0	$926.1	$947.9
Resilient Flooring	246.4	271.0	727.2	780.4
Wood Flooring	122.4	127.2	352.8	371.8

Total net sales to external customers	$694.7	$734.2	$2,006.1	$2,100.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment operating income (loss)
Building Products	$81.1	$72.4	$177.9	$191.0
Resilient Flooring	25.3	10.6	57.9	20.6
Wood Flooring	13.5	17.4	29.8	34.3
Unallocated Corporate (expense)	(11.3)	(9.3)	(36.7)	(30.0)

Total consolidated operating income	$108.6	$91.1	$228.9	$215.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total consolidated operating income	$108.6	$91.1	$228.9	$215.9
Interest expense	14.1	11.3	39.7	37.6
Other non-operating expense	0.2	0.1	0.5	1.2
Other non-operating income	(0.6)	(1.7)	(2.1)	(3.1)

Earnings from continuing operations before income taxes	$94.9	$81.4	$190.8	$180.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	September 30, 2012	December 31, 2011
Segment assets
Building Products	$961.5	$935.6
Resilient Flooring	627.4	575.9
Wood Flooring	330.4	329.5
Unallocated Corporate	965.9	1,153.7

Total consolidated assets	$2,885.2	$2,994.7

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the second quarter of 2012 we performed an impairment test of our cabinets business due to losses incurred during the first six months of 2012. The carrying amount of the tangible assets was determined to be recoverable as the projected undiscounted cash flows exceeded the carrying value. In the third quarter of 2012, we recorded a $17.5 million impairment charge to the value of cabinets’ assets to reflect the expected proceeds from the sale of the cabinets business. Starting in the third quarter of 2012 cabinets’ assets were reclassified as discontinued operations and shown within Unallocated Corporate. See Note 3 to the Condensed Consolidated Financial Statements for further information.

During the third quarter of 2012, we sold the assets of the Patriot wood flooring distribution business.

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

NOTE 3. – DISCONTINUED OPERATIONS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”) for $27 million in cash. The transaction, which is subject to customary closing conditions and working capital adjustments, is expected to be completed in the fourth quarter of 2012. During the third quarter, we recorded an impairment charge of $17.5 million to the cabinets’ assets to reflect the expected proceeds from the sale.

The financial results of the cabinets business have been reclassified as discontinued operations for all periods presented. The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operation.

The following is a summary of the operating results of the cabinets business, (previously shown as the Cabinets reporting segment), which are included in discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales	$35.4	$39.5	$102.0	$107.4
(Loss) Income before income tax	(17.7)	1.7	(19.5)	1.7
Income tax benefit (expense)	6.6	(0.8)	7.2	(0.8)

Net (loss) income from discontinued operations	($11.1)	$0.9	($12.3)	$0.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

The following is a summary of the assets and liabilities of the discontinued operations held for sale as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Accounts and notes receivable, net	$13.9	$11.1
Inventories, net	15.6	12.8
Other assets	0.8	0.5

Current assets of discontinued operations held for sale	$30.3	$24.4

	September 30, 2012	December 31, 2011
Property, plant and equipment, net	—	15.0
Other assets	—	3.7

Noncurrent assets of discontinued operations held for sale	—	$18.7

	September 30, 2012	December 31, 2011
Accounts payable and accrued expenses	$8.2	$6.4

Liabilities of discontinued operations held for sale	$8.2	$6.4

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2012	December 31, 2011
Customer receivables	$281.1	$251.1
Customer notes	3.7	1.7
Miscellaneous receivables	10.6	7.9
Less allowance for warranties, discounts and losses	(40.4)	(39.3)

Accounts and notes receivable, net	$255.0	$221.4

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	September 30, 2012	December 31, 2011
Finished goods	$277.9	$266.0
Goods in process	30.0	25.1
Raw materials and supplies	106.2	110.8
Less LIFO and other reserves	(33.4)	(25.8)

Total inventories, net	$380.7	$376.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 6. OTHER CURRENT ASSETS

	September 30, 2012	December 31, 2011
Prepaid expenses	$25.0	$27.2
Assets held for sale	7.9	6.2
Fair value of derivative assets	0.2	2.4
Other	7.8	2.3

Total other current assets	$40.9	$38.1

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at September 30, 2012 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$96.8	$98.2	$282.8	$283.3
Gross profit	43.4	41.8	126.0	121.9
Net earnings	34.5	33.8	97.6	97.7

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$166.0	$49.8	$166.0	$43.6
Developed technology	15 years	81.4	32.3	81.1	28.3
Other	Various	15.0	1.3	14.6	1.0

Total		$262.4	$83.4	$261.7	$72.9

Non-amortizing intangible assets

Trademarks and brand names	Indefinite	353.1		352.8

Total intangible assets		$615.5		$614.5

	Nine Months Ended
	September 30,
	2012	2011
Amortization expense	$10.5	$10.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. SEVERANCES AND RELATED COSTS

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of severance charges associated with restructuring actions.

In the second quarter of 2012, we recorded $3.4 million for severance and related costs in selling, general, and administrative (“SG&A”) expense ($3.2 million) and cost of goods sold ($0.2 million) to reflect approximately 35 position eliminations in our European Building Products business, primarily as a result of streamlining SG&A functions.

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

NOTE 10. RESTRUCTURING ACTIONS

During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. The following table summarizes the restructuring charges recorded in the third quarters and first nine months of 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Action Title					Segment
Floor Products Europe	($0.2)	$0.7	—	$6.0	Resilient Flooring
Beaver Falls plant	—	—	—	1.3	Building Products
North America SG&A	—	—	—	0.9	Unallocated Corporate, Resilient Flooring, Building Products
Other initiatives	—	—	—	(0.2)	Wood Flooring

Total	($0.2)	$0.7	—	$8.0

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

In addition to the restructuring costs reflected in the above table, we also recorded $1.4 million in the third quarter and $6.2 million in the first nine months of 2011 of other related costs in cost of goods sold ($0.6 million in the third quarter and $4.7 million in the first nine months) and SG&A expense ($0.8 million in the third quarter and $1.5 million in the first nine months). These costs are primarily related to inventory obsolescence, accelerated depreciation and plant closure costs.

Through September 30, 2012, we have incurred expenses of $29.9 million related to this initiative. We do not expect to incur further material restructuring costs related to this initiative.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In addition to the restructuring costs reflected in the table above, we also recorded $0.1 million in the third quarter and $6.6 million in the first nine months of 2011 of accelerated depreciation and $1.7 million in the third quarter and $4.5 million in the first nine months of 2011 of closure-related costs in cost of goods sold.

Through September 30, 2012, we have incurred expense of $25.1 million related to this initiative. We do not expect to incur additional costs in the future as the plant was sold in 2011. The sale resulted in a net gain of $0.7 million which was recorded in SG&A in the third quarter of 2011.

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

Through September 30, 2012, we have incurred restructuring expense of $7.2 million related to this initiative. In total, we expect to incur restructuring expenses of up to $8 million related to this initiative through 2012 as we further streamline North American SG&A functions.

The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor Products Europe	North America SG&A	Beaver Falls Plant	Total
December 31, 2011	$3.2	$0.5	$0.1	$3.8
Net charges	—	—	—	—
Cash payments	(2.3)	(0.4)	—	(2.7)

September 30, 2012	$0.9	$0.1	$0.1	$1.1

Most of the accrual balance as of September 30, 2012 is expected to be paid by March 31, 2013.

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings before income taxes	$94.9	$81.4	$190.8	$180.2
Income tax expense	20.9	29.8	55.6	77.2
Effective tax rate	22.0%	36.6%	29.1%	42.8%

The effective tax rate for the third quarter and first nine months of 2012 was lower than the comparable periods of 2011, primarily due to a decrease in the valuation allowance relating to foreign tax credits as a result of tax planning that increased our ability to utilize these credits, partially offset by other items. The effective tax rate for the first nine months of 2012 was also lower than the first nine months of 2011 due to the favorable tax impact from our mix of income from international operations.

We do not expect to record any material changes during 2012 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2011.

As of September 30, 2012 we consider foreign unremitted earnings to be permanently reinvested.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. DEBT

On March 22, 2012, we amended our $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. We added $250 million to our existing Term Loan B facility. The amended $1.3 billion facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The only significant change to existing terms, conditions and covenants related to the consolidated leverage ratio covenant. Under the revised covenant, threshold ratios are as follows: 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 through March 31, 2015, and 3.75 to 1.0 thereafter. During the first nine months of 2012, we were in compliance with all covenants of the previous and amended credit agreements.

In connection with the additional $250 million Term Loan B borrowings, we paid $8.1 million for bank, legal and other fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.9	$3.9	$11.8	$11.7
Interest cost on projected benefit obligation	22.7	23.1	68.0	69.2
Expected return on plan assets	(34.9)	(38.1)	(104.9)	(114.3)
Amortization of prior service cost	0.5	0.5	1.4	1.4
Amortization of net actuarial loss	5.8	4.8	17.5	14.4

Net periodic pension (credit)	($2.0)	($5.8)	($6.2)	($17.6)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.6	$0.9	$1.8
Interest cost on projected benefit obligation	3.0	3.7	8.5	10.9
Amortization of prior service credit	(0.1)	—	(0.4)	—
Amortization of net actuarial gain	(1.3)	(0.7)	(5.6)	(2.1)

Net periodic postretirement benefit cost	$1.9	$3.6	$3.4	$10.6

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.5	$0.9	$1.5	$2.7
Interest cost on projected benefit obligation	3.8	4.6	11.6	13.5
Expected return on plan assets	(2.5)	(3.4)	(7.6)	(10.0)
Amortization of net actuarial loss	0.3	0.1	1.0	0.2

Net periodic pension cost	$2.1	$2.2	$6.5	$6.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 14. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total debt, including current portion	($1,082.5)	($1,083.7)	($843.0)	($835.2)
Foreign currency contract obligations	(3.0)	(3.0)	1.1	1.1
Natural gas contracts	(4.6)	(4.6)	(9.3)	(9.3)
Interest rate swap contracts	(27.1)	(27.1)	(14.0)	(14.0)

The carrying amounts of cash and cash equivalents of $298.6 million at September 30, 2012 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

As of September 30, 2012 we had no restricted cash on our balance sheet. As of December 31, 2011, we had $1.5 million of restricted cash held by a trustee related to the construction of our Millwood, WV mineral wool plant. These funds were released during the first six months of 2012.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Assets and liabilities are summarized below:

	September 30, 2012		December 31, 2011
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Total debt, including current portion	($791.5)	($292.2)	($545.9)	($289.3)
Foreign currency contract obligations	(3.0)	—	1.1	—
Natural gas contracts	—	(4.6)	—	(9.3)
Interest rate swap contracts	—	(27.1)	—	(14.0)

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

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We generally do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of September 30, 2012, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At September 30, 2012 and December 31, 2011, the notional amount of these hedges was $27.7 million and $47.2 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the third quarter or first nine months of 2012 or 2011. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of September 30, 2012, our major foreign currency exposures are to the Canadian dollar, the Australian dollar, and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $138.2 million and $128.3 million at September 30, 2012 and December 31, 2011, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the third quarter or first nine months of 2012 and 2011.

Currency Rate Risk – Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $21.8 million at December 31, 2011. We did not have any open hedges related to intercompany loans and dividends as of September 30, 2012.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2012 and December 31, 2011. Our derivative assets and liabilities not designated as hedging instruments were not material as of September 30, 2012 and December 31, 2011.

	Asset Derivatives			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments

Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$4.6	$7.2

Natural gas commodity contracts	Other non- current assets	—	—	Other long-term liabilities	—	2.1

Foreign exchange contracts	Other current assets	$0.2	$2.4	Accounts payable and accrued expenses	3.2	1.3

Interest rate swap contracts	Other current assets	—	—	Other long-term liabilities	27.1	14.0

Total derivatives designated as hedging instruments		$0.2	$2.4		$34.9	$24.6

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2012	2011		2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships

Natural gas commodity contracts	($4.5)	($5.0)	Cost of goods sold	($2.2)	($1.1)	($7.3)	($4.9)

Foreign exchange contracts – purchases and sales	(2.7)	—	Cost of goods sold	(0.6)	(1.3)	(1.4)	(3.4)

Interest rate swap contracts	(27.1)	(14.2)	Interest Expense	—	—	—	—

Total	($34.3)	($19.2)		($2.8)	($2.4)	($8.7)	($8.3)

(a)	As of September 30, 2012 the amount of existing (loss) in Accumulated OCI expected to be recognized in earnings over the next twelve months is ($7.0) million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months and nine months ended September 30, 2012 and September 30, 2011. No gains or losses are excluded from the assessment of the hedge effectiveness.

The gain recognized in income for derivative instruments not designated as hedging instruments was zero for both the third quarter and the first nine months of 2012 and $0.4 million and $4.7 million for the third quarter and first nine months of 2011, respectively.

NOTE 16. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2012 and 2011:

	2012	2011
Balance at January 1,	$12.1	$11.9
Reductions for payments	(11.6)	(12.2)
Current year warranty accruals	12.3	11.5
Preexisting warranty accrual changes	(0.9)	0.3
Effects of foreign exchange translation	(0.1)	—

Balance at September 30,	$11.8	$11.5

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 17. LITIGATION AND RELATED MATTERS

ENVIRONMENTAL MATTERS

Environmental Compliance

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

Environmental Sites

Summary

We are actively involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state or international Superfund and similar type environmental laws at several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of several potentially responsible parties (“PRPs”) and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Estimates of our future liability at the environmental sites are based on evaluations of currently available facts regarding each individual site. We consider factors such as our activities associated with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of other parties, the site activities of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the effect of our Chapter 11 reorganization upon the validity of the claim.

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”). The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. We are currently in an investigation phase for both the Owned Property and the Scappoose Bay and are actively conducting sampling and analysis at these sites. We anticipate submitting a Remedial Investigation Report and Human Health and Ecological Risk Assessments to ODEQ in the first half of 2013. At this time, we have determined that it is probable that remedial action for certain portions of the Owned Property will be required. The current estimate of our future liability at the site includes the known investigation work required by the Consent Order and the current projected cost of possible remedies for certain portions of the Owned Property. At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay, although such costs may be material. If additional investigative or remedial action is required by ODEQ, it could result in additional costs greater than the amounts currently estimated and those costs may be material.

Costs and responsibilities for investigation, including the current RI/FS of the Owned Property continue to be shared with Kaiser pursuant to a cost sharing agreement with Kaiser. Limited contributions are also being made by ODEQ pursuant to its settlement with OC for OC’s liabilities for the property, although we anticipate that the settlement funds will be depleted this year. Contemporaneously with the execution of the Consent Order, we, Kaiser and OC also entered into a separate cost sharing agreement for both the investigation and possible remediation of the Scappoose Bay. Kaiser’s shares under the cost sharing agreements are being funded by certain insurance policies, which comprise substantially all of Kaiser’s assets. If Kaiser and OC are unwilling or unable to fulfill their obligations under the cost sharing agreements, or seek to contest or challenge the allocations, or if Kaiser’s insurance policies are unable to fund Kaiser’s shares, it could result in additional cost to us greater than the amounts currently estimated and those costs may be material.

The principal contaminants at the St. Helens site are arsenic and dioxin compounds from historic operations by prior owners of the plant. As part of the investigation on the site pursuant to the Consent Order, we conducted an analysis of the raw materials used in our manufacturing processes at the St. Helens facility to identify possible sources of these same contaminants. Our testing found low levels of naturally occurring dioxin in sourced clay, known as ball clay, used in the production of some of our fire-retardant products at our St. Helens manufacturing facility. Based on the data from the soil and sediment samples from our St. Helens property and the data from the ball clay, we do not believe that the presence of dioxin in our raw material will have a material impact on our ultimate liability at the site. In addition, consistent with our health and safety policies, we tested employee exposure levels at our St. Helens facility and determined that the ball clay does not pose a hazard to our employees at that facility based on applicable regulatory standards. We are awaiting results from similar testing at one of our other mineral wool ceilings plants in which ball clay is processed. Based on the manufacturing process and the amount of raw material utilized, we also believe that the dioxin levels in our finished products do not pose a hazard to installers or consumers. While we have not received any claims related to this raw material or our fire-retardant products, there can be no assurance that the raw material or the finished products will not become the subject of legal claims or regulatory actions or that such claims or actions will not have a material adverse effect on our financial condition or results of operations.

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”) that is a portion of the Superfund Site. We are currently in the process of concluding an investigative phase of the Removal Action for the WWTP Landfill. We submitted our final Engineering Evaluation/Cost Analysis to the EPA in the third quarter of 2012, and are awaiting EPA comment. Our current estimate of future liability includes costs for remedial work for the WWTP Landfill. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, including Rocky Creek (the “Remaining Site”). We have not yet entered into an Order with the EPA for the Remaining Site and, as a result, have not yet commenced an investigation of this portion of the site. At this time, we are able to estimate only a small portion of the probable costs that may be associated with the RI/FS for the Remaining Site. It is anticipated that significant investigative work may be required by the EPA for the Remaining Site. Additionally, we, as well as other parties, may ultimately incur costs in remediating any contamination discovered during the RI/FS. At this time, it is not possible to reasonably estimate the total costs associated with the investigation work, or any resulting remediation therefrom, although such amounts may be material.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Mobile, AL

In the second quarter of 2012, we recorded a liability for probable and estimable costs associated with the clean closure of a non-hazardous containment pond located on the property of our previously idled Mobile, AL Building Products plant. We anticipate that this work could start in the fourth quarter of 2012. At that time, additional closure actions may become known and reasonably estimable. We are unable to anticipate all of the closure actions that will be required by the Alabama Department of Environmental Management, although amounts associated with such actions may be material.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”) from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”). We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998. Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, Triangle Pacific and CBS entered into an RI/FS with the EPA for the site. In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future site costs up to $1.5 million. Although the parties initially submitted the RI/FS work plan to the EPA in 2004, the EPA did not approve the RI/FS work plan until August 2011. We are currently in an investigation phase with respect to this site. Current estimated liabilities for this site include only our share of the probable costs for investigative work required by the EPA. At this time, it is not possible to reasonably estimate any additional investigative costs or determine whether remediation will be required. If remediation is required, such costs may be material.

Summary of Financial Position

Liabilities of $10.8 million at September 30, 2012 and $7.3 million at December 31, 2011 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at September 30, 2012 or December 31, 2011.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 18. SPECIAL CASH DIVIDEND AND STOCK OPTION ADJUSTMENTS

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508.2 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. The unpaid portion of the dividend relates to unvested employee shares and is reflected in current liabilities ($1.9 million) and other long term liabilities ($3.1 million) and will be paid when the underlying employee shares vest. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

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

The following adjustments were made to the options outstanding as a result of this analysis:

	Pre-Dividend Grant Terms		Post-Dividend Grant Terms
Year Granted	Number of Shares	Exercise Price	Number of Shares	Exercise Price
2006	262,418	$22.55	305,992	$ 19.34
2007	83,452	30.62	97,306	26.26
2008	171,792	21.85	200,318	18.74
2009	100,209	10.34	116,851	8.87
2010	608,278	26.21 – 29.23	709,309	22.48 – 25.07
2011	434,674	38.65 – 47.47	506,873	33.15 – 40.71
2012	403,750	50.38	470,805	43.21

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 19. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings from continuing operations	$74.0	$51.6	$135.2	$103.0
Earnings allocated to participating non-vested share awards	(0.5)	(0.4)	(1.0)	(0.8)

Earnings from continuing operations attributable common shares	$73.5	$51.2	$134.2	$102.2

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and nine month periods ended September 30, 2012 and 2011 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic shares outstanding	58.9	58.4	58.8	58.3
Dilutive effect of stock option awards	0.5	0.4	0.6	0.5

Diluted shares outstanding	59.4	58.8	59.4	58.8

Options to purchase 106,440 and 436,694 shares of common stock were outstanding as of September 30, 2012 and 2011, respectively, but not included in the computation of diluted EPS, because the options were anti-dilutive.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2012, the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 29, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our annual report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of September 30, 2012 we operated 33 manufacturing plants in eight countries, including 21 plants located throughout the U.S. These figures include our Cabinets manufacturing plant located in the U.S. which is classified within discontinued operations and is expected to be sold in the fourth quarter of 2012.

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

During the third quarter of 2012 the assets, liabilities and financial results of our cabinets business, which have previously been shown as a separate reportable segment, have been reclassified as discontinued operations for all periods presented. The cabinets’ assets are shown within Unallocated Corporate.

See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor macroeconomic trends that affect our business, including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. During the third quarter, these macroeconomic benchmarks showed mixed results. In addition, we noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2012, including:

North America

We continued to see softness in commercial markets, particularly education and healthcare as public spending remained constrained. In addition, we continued to see some regional weakness in the office market. These trends impacted both Building Products and Resilient Flooring, but with greater impact on Resilient Flooring as the majority of its commercial sales originate from the education and healthcare markets.

We experienced mixed results in our residential markets as we saw continued improvements in builder activity while renovation activity remained soft. These trends impacted our Resilient and Wood Flooring businesses.

Europe

The overwhelming majority of our sales in Europe are to commercial markets. Lower than expected demand and weak currency contributed significantly to sharp declines in Central and Western Europe, while Eastern European markets grew.

Pacific Rim

Our markets in China experienced mixed results. The office sector remained soft while the education and healthcare markets grew. Australia continued to experience a soft commercial construction market, which impacted our Resilient Flooring and Building Products businesses.

Pricing Initiatives. We periodically modify prices in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that prior pricing actions increased our third quarter total consolidated net sales by approximately $6 million and in the first nine months of 2012 by approximately $23 million, when compared to the same periods of 2011.

We announced price increases in our ceilings and grid businesses in the Americas that were effective beginning in the fourth quarter of 2012. We announced a price increase in our wood flooring business that will be effective late in the fourth quarter of 2012. If raw material prices continue at, or rise from, current levels additional pricing actions may be implemented.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate mix changes increased our total consolidated net sales in the third quarter by approximately $8 million and in the first nine months of 2012 by $17 million when compared to the same periods of 2011.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter of 2012 these input costs

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increased operating income by approximately $5 million when compared to the same period of 2011. The impact on operating income for the first nine months of 2012 was negligible when compared to the same period of 2011.

We are committed to augmenting margin expansion through further cost elimination. Through manufacturing footprint reductions and aggressive application of projects designed to standardize, simplify and eliminate SG&A programs and policies, we are seeking to remove at least $200 million of manufacturing and SG&A costs by the end of 2012. Toward this end, we achieved $35 million of cost savings in 2010, another $115 million in savings in 2011, and expect to deliver another $50 million during 2012. We recorded expenses of approximately $2 million for these initiatives in the third quarter and approximately $26 million during the first nine months of 2012. During March of 2012, we decided to close our previously idled Building Products plant in Mobile, AL. We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements. Even if we achieve these targeted savings, there is no assurance that our net operating results in the future will improve by this amount.

Employees

As of September 30, 2012, we had approximately 9,200 full-time and part-time employees worldwide, compared to 9,100 as of December 31, 2011. Most of the increase relates to crews added in our wood flooring plants. Approximately 750 of our 9,200 employees are associated with our cabinets business, which is classified as a discontinued operation and expected to be sold during the fourth quarter of 2012.

RESULTS OF CONTINUING OPERATIONS

Unless otherwise indicated, net sales in these results of continuing operations are reported based upon the location where the sale was made. Please refer to Notes 2 and 3 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

2012 COMPARED TO 2011

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2012	2011	Change is Favorable/ (Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$498.3	$514.1	(3.1)%
Europe	140.7	163.6	(14.0)%
Pacific Rim	55.7	56.5	(1.4)%

Total consolidated net sales	$694.7	$734.2	(5.4)%
Operating income	$108.6	$91.1	19.2%

Nine Months Ended September 30,
Net sales:
Americas	$1,441.0	$1,469.8	(2.0)%
Europe	403.8	465.5	(13.3)%
Pacific Rim	161.3	164.8	(2.1)%

Total consolidated net sales	$2,006.1	$2,100.1	(4.5)%
Operating income	$228.9	$215.9	6.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales declined in the third quarter and first nine months of 2012 as favorable price and mix only partially offset volume declines. Results were also affected by unfavorable foreign exchange impact of approximately $24 million for the quarter and approximately $44 million for the first nine months of 2012.

Net sales in the Americas declined in the third quarter and the first nine months of 2012 as volume declines were only partially offset by improved price and mix.

Net sales in the European markets declined in the third quarter of 2012 driven primarily by unfavorable foreign exchange impact of approximately $19 million, and continued volume declines in our European flooring business which were only partially offset by higher volumes in our building products business and improvements in price. Net sales declined in our European markets for the first nine months of 2012 as improvements in price were unable to offset sharp volume declines, particularly in our European flooring business and unfavorable foreign exchange impact of approximately $35 million.

Net sales in the Pacific Rim declined slightly in the third quarter as unfavorable foreign exchange impact of approximately $3 million was mostly offset by higher volumes in our building products business. Net sales declined in the Pacific Rim for the first nine months of 2012 as unfavorable foreign exchange impact of approximately $5 million and volume declines were only partially offset by improvements in mix.

Cost of goods sold in the third quarter of 2012 was 73.1% of net sales, compared to 74.3% for the same period in 2011. The percentage decrease in the third quarter of 2012 was primarily the result of manufacturing cost reductions when compared to the prior year. Cost of goods sold in the first nine months of 2012 was 75.2% of net sales, compared to 75.1% for the same period in 2011. The comparison for the first nine months was impacted by approximately $20 million of costs associated with the closure of our Mobile, AL Building Products facility in 2012, approximately $12 million of costs associated with the closure of our Beaver Falls, PA Building Products facility in 2011 and approximately $8 million of costs associated with European Flooring cost reduction actions taken in 2011.

SG&A expenses in the third quarter of 2012 were $94.0 million, or 13.5% of net sales, and in the first nine months of 2012 were $312.6 million, or 15.6% of net sales, compared to $112.7 million, or 15.4% of net sales, and $342.7 million, or 16.3% of net sales, for the corresponding periods in 2011. The decreases were due to reductions in core SG&A expenses.

Equity earnings from our WAVE joint venture were $15.5 million for the third quarter of 2012 compared to $15.4 million in the third quarter of 2011, and $44.0 million for the first nine months of 2012 compared to $44.4 million for the first nine months of 2011. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $14.1 million for the third quarter of 2012 compared to $11.3 million for the third quarter of 2011. Interest expense was $39.7 million for the first nine months of 2012 compared to $37.6 million for the first nine months of 2011. The increase in interest expense for both periods, when compared to the prior year, was driven by additional borrowings of $250 million under our senior credit facility in March 2012 (see Liquidity section for further information).

Income tax expense was $20.9 million and $29.8 million for the third quarters of 2012 and 2011, respectively. The effective tax rate for the third quarter of 2012 was 22.0% as compared to a rate of 36.6% for the same period of 2011. Income tax expense was $55.6 million and $77.2 million for the first nine months of 2012 and 2011, respectively. The effective tax rate for the first nine months of 2012 was 29.1% as compared to a rate of 42.8% for the same period of 2011. The effective tax rate for the third quarter and first nine months of 2012 was lower than the comparable periods in 2011, primarily due to a decrease in the valuation allowance relating to foreign tax credits as a result of tax planning that increased our ability to utilize these credits, partially offset by other items. The effective tax rate for the first nine months of 2012 was also lower than the first nine months of 2011 due to the favorable tax impact from our mix of income from international operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2012	2011	Change is Favorable/ (Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$204.6	$207.3	(1.3)%
Europe	88.7	96.2	(7.8)%
Pacific Rim	32.6	32.5	0.3%

Total segment net sales	$325.9	$336.0	(3.0)%
Operating income	$81.1	$72.4	12.0%

Nine Months Ended September 30,
Net sales:
Americas	$576.7	$575.1	0.3%
Europe	256.1	275.5	(7.0)%
Pacific Rim	93.3	97.3	(4.1)%

Total segment net sales	$926.1	$947.9	(2.3)%
Operating income	$177.9	$191.0	(6.9)%

Net sales in the Americas decreased in the third quarter of 2012 when compared to the prior year as lower volumes were only partially offset by improved price and mix. Net sales in the Americas were essentially flat for the first nine months of 2012 when compared to the prior year as volume declines were offset by positive price and mix.

Net sales in Europe decreased in the third quarter of 2012 driven primarily by unfavorable foreign exchange impact of approximately $10 million as improvements in price and higher volumes more than offset the impact of unfavorable mix. Net sales in Europe declined in the first nine months of 2012 driven by unfavorable foreign exchange impact of approximately $18 million. Lower volumes and unfavorable mix offset improvements in price.

Net sales in the Pacific Rim were flat in the third quarter of 2012 when compared to the prior year as unfavorable foreign exchange impact of approximately $2 million offset higher volumes. Net sales in the Pacific Rim declined in the first nine months of 2012 when compared to the prior year as improvements in mix were unable to offset unfavorable foreign exchange impact of approximately $4 million and lower volumes.

Operating income improved in the third quarter of 2012 as reductions in manufacturing and SG&A costs, and improved pricing and mix, more than offset volume declines. Operating income declined for the first nine months of 2012 as favorable pricing was unable to offset volume declines, increased SG&A expenses associated with investments in emerging markets and severances associated with European SG&A headcount reductions. Results for the first nine months of 2012 and 2011 were negatively impacted by $20 million and $12 million, respectively, of accelerated depreciation, impairment and other charges associated with the closures of two U.S. manufacturing facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

			Change is Favorable/
	2012	2011	(Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$171.3	$179.6	(4.6)%
Europe	52.0	67.4	(22.8)%
Pacific Rim	23.1	24.0	(3.8)%

Total segment net sales	$246.4	$271.0	(9.1)%
Operating income	$25.3	$10.6	Favorable

Nine Months Ended September 30,
Net sales:
Americas	$511.5	$522.9	(2.2)%
Europe	147.7	190.0	(22.3)%
Pacific Rim	68.0	67.5	0.7%

Total segment net sales	$727.2	$780.4	(6.8)%
Operating income	$57.9	$20.6	Favorable

Net sales in the Americas decreased in the third quarter and first nine months of 2012 as improvements in mix and price were unable to offset volume declines. Net sales for both periods of 2012 were primarily impacted by lower sales to our national home center channel.

Net sales declined in Europe in both periods as improvements in price were unable to offset lower volumes and unfavorable foreign exchange impact of approximately $9 million in the third quarter and approximately $17 million in the first nine months of 2012. The rate of volume decline slowed in the third quarter compared to the rate of decline experienced in the first half of 2012.

Net sales declines in the Pacific Rim in the third quarter of 2012 were driven primarily by unfavorable foreign exchange of approximately $1 million as volume and price were slightly positive. Net sales in the Pacific Rim were essentially flat in the first nine months of 2012 as improvements in mix offset the unfavorable impact of foreign exchange of approximately $2 million and lower volumes.

Operating income improved for the third quarter and first nine months of 2012 as volume declines were more than offset by reductions in SG&A and manufacturing costs and favorable price and mix. Operating income in the third quarter and first nine months of 2011 included approximately $5 million and $19 million, respectively, of severance, impairment and restructuring related costs in Europe.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wood Flooring

(dollar amounts in millions)

	2012	2011	Change is (Unfavorable)
Three Months Ended September 30,
Total segment net sales	$122.4	$127.2	(3.8)%
Operating income	$13.5	$17.4	(22.4)%

Nine Months Ended September 30,
Total segment net sales	$352.8	$371.8	(5.1)%
Operating income	$29.8	$34.3	(13.1)%

Net sales decreased for both periods of 2012 as improved volumes only partially offset lower price and mix. Net sales decreased for the first nine months of 2012 as volume, price and mix were all unfavorable when compared to the prior year. Comparisons for both periods were impacted by lower sales to our national home center channel and the sale of our Patriot wood flooring distribution business, which occurred in the third quarter of 2012.

Operating income decreased in the third quarter of 2012 as renovation activity remained soft, unfavorably impacting mix and price, which were only partially offset by higher volumes, reduced manufacturing costs and SG&A expenses. Operating income decreased in the first nine months of 2012 as reduced manufacturing costs only partially offset the impact of unfavorable mix, lower volumes and price as renovation activity remained soft.

Unallocated Corporate

Unallocated corporate expense of $11.3 million in the third quarter and $36.7 million for the first nine months of 2012 increased from $9.3 million and $30.0 million, respectively, in the prior year. The increase in both periods was primarily due to a $3.5 million and $10.5 million lower pension credit in the third quarter and first nine months of 2012, respectively, when compared to the prior year. In both periods, SG&A reductions only partially offset the impact of the pension credit reduction.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first nine months of 2012 provided $140.8 million of cash compared to $129.9 million in the first nine months of 2011.

Net cash used by investing activities was $61.4 million for the first nine months of 2012 compared to $42.4 million for the first nine months of 2011. The increase in cash used was primarily due to higher purchases of property, plant and equipment partially offset by increased returns of investment from WAVE and proceeds from the sale of our Patriot wood flooring distribution business.

Net cash used for financing activities was $262.7 million for the first nine months of 2012, compared to $32.2 million for the first nine months of 2011. Net cash used in 2012 was impacted by dividend payments of $503.5 million partially offset by $251.9 million of long-term debt issued (see Liquidity section for further information). Net cash used in 2011 was impacted by $25.0 million of payments on our revolving credit facility.

Cash flows from discontinued operations, which are combined with cash flows from continuing operations, were not material for any periods presented.

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

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During the first nine months of 2012 we were in compliance with all covenants of the credit agreement.

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

As of September 30, 2012, we had $298.6 million of cash and cash equivalents, $209.7 million in the U.S. and $88.9 million in various foreign jurisdictions.

Our October 15, 2012 debt rating from S&P was BB- (stable) and from Moody’s was B1 (stable).

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

On September 30, 2012, we had outstanding letters of credit totaling $71.7 million, of which $14.7 million was issued under the revolving credit facility, $56.7 million was issued under the securitization facility and $0.3 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of September 30, 2012
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$15.9	—	$15.9
Lines of Credit Available for Letters of Credit	1.6	$0.8	0.8

Total	$17.5	$0.8	$16.7

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $310 million. Through September 30, 2012, we have incurred approximately $143 million related to these projects. Capital spending for these projects will be incurred through 2015 with the majority of the remaining spending expected to occur in 2013.

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization program and the availability under our $250 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2012, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Specific Material Events” section of the “Environmental Matters” section of Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2011 annual report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2012	—	—	—	—
August 1 – 31, 2012	4,390	$42.37	—	—
September 1 – 30, 2012	—	—	—	—

Total	4,390		N/A	N/A

[1]

Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2006 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 10.1	Schedule of Officers who have entered into the form of Change in Control Agreement with Armstrong World Industries, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2010. †

No. 10.2	Schedule of Directors and Officers who have entered into the form of Indemnification Agreement with Armstrong World Industries, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2010. †

No. 15	Awareness Letter from Independent Registered Public Accounting Firm. †

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 101	Interactive Data Files**

†	Filed herewith.
**	XBRL – Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: October 29, 2012