Form 10-K
period 2012-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2013-02-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

         Yes  ☐     No  ☒

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($49.16 per share) on the New York Stock Exchange (trading symbol AWI) on June 29, 2012 was approximately $651 million. As of February 19, 2013, the number of shares outstanding of registrant’s Common Stock was 59,062,661.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2013 annual meeting of shareholders, to be filed no later than April 30, 2013 (the first business day after the day that is 120 days after the last day of our 2012 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends, and our ability to increase revenues, earnings and EBITDA (as such terms are defined by documents incorporated by reference herein). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions;

•	the risk that downturns in construction activity could adversely affect our business and results of operations;

•	the risk that our indebtedness and degree of leverage could adversely affect our cash flow and our ability to operate our business, make payments on our indebtedness and declare dividends on our capital stock;

•	the possibility that a number of covenants contained in the agreements that govern our indebtedness, impose significant operating and financial restrictions on our business;

•	the possibility that our indebtedness may increase our vulnerability to negative unforeseen events;

•	the effect of our indebtedness on our liquidity;

•	our ability to generate sufficient cash flow from operations to fund our needs and remain in compliance with our debt covenants;

•	the risk that the availability of raw materials and energy decreases or that the costs of these materials increase and we are unable to pass along the increased costs;

•	the possibility that competition can reduce demand for our products or cause us to lower prices;

•	the risk that we may lose sales to one of our major customers;

•	the risk that the costs of construction and operation of our new manufacturing plants may exceed our projections;

•	the risk that adverse judgments in regulatory actions, product claims, environmental claims and other litigation may not be covered by insurance in all circumstances;

•	the risk that our intellectual property rights may not provide meaningful commercial protection for our products or brands;

•	integration obstacles or costs associated with the pursuit or consummation of strategic transactions;

•	the risk that our restructuring actions and LEAN initiatives may not achieve expected savings in our operating costs or improve operating results;

•	the risk of changes in foreign currency exchange rates, interest rates and commodity prices;

•	changes in the political, regulatory and business environments of our international markets, including changes in trade regulations;

•	the risk that increased costs of labor, labor disputes, work stoppages or union organizing activity could delay or impede production and reduce sales and profits;

•	the risk that our decision to outsource our information technology infrastructure and certain finance and accounting functions will make us more dependent upon third parties;

•	the risk that our principal shareholders could significantly influence our management and our affairs;

•	the cost and difficulty of complying with increasing and evolving regulation; and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

ITEM 1. BUSINESS

Armstrong World Industries, Inc. (“AWI” or the “Company”) is a Pennsylvania corporation incorporated in 1891. When we refer to “we,” “our” and “us” in this report, we are referring to AWI and its subsidiaries. We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world.

The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”) and Armor TPG Holdings LLC (“TPG”) together hold more than 50% of AWI’s outstanding shares and have a shareholders’ agreement pursuant to which they agree to vote their shares together on certain matters. During the fourth quarter of 2012, the Asbestos PI Trust and TPG together sold 5,980,000 of their shares in a secondary public offering. The Company itself did not sell any shares and did not receive any proceeds from the offering, and the total number of common shares outstanding did not change as a result of the offering.

Reportable Segments

We operate four business segments—Building Products, Resilient Flooring, Wood Flooring and Unallocated Corporate. See Note 3 to the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional financial information on our reportable segments.

Markets

We are well positioned in the industry segments and markets in which we operate—often holding a leadership or significant market share position. The major markets in which we compete are:

North American Residential. Our Building Products, Resilient Flooring and Wood Flooring segments sell products for use in the home. Our ceiling products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall. Homeowners can choose from our vinyl and wood flooring products, for which we are North America’s largest provider, or from our laminate flooring products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet and ceramic products, which we do not offer.

Our products are used in new home construction and existing home renovation work. Industry analysts estimate that existing home renovation (also known as replacement / remodel) work represents approximately two-thirds of the total North American residential market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence. For our Resilient Flooring and Wood Flooring products, we believe there is some longer-term correlation between these statistics and our revenue after reflecting a lag period between change in construction activity and our operating results of several months. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly affect our revenue. Further, changes in inventory levels and/or product focus at national home centers and our building materials distributors can significantly affect our revenue. Sales of our ceiling products for residential use appear to follow the trend of existing home sales, with a several month lag period between the change in existing home sales and our related operating results.

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

Outside of North America. Most of our revenues generated outside of North America are in Europe and almost all are commercial in nature. For the countries in which we have significant revenue, we monitor various national statistics (such as GDP) as well as known new projects. Revenues come primarily from new construction and renovation work.

The following table provides an estimate of our segments’ 2012 net sales, by major markets.

(Estimated percentages of individual segment’s sales)	North American Residential		North American Commercial		Outside of North America
	New	Renovation	New	Renovation	New	Renovation	Total
Building Products	—	5%	10%	45%	25%	15%	100%
Resilient Flooring	5%	30%	5%	30%	15%	15%	100%
Wood Flooring	35%	65%	—	—	—	—	100%

Management has used estimates in creating the table above because the end-use of our products is not easily determinable.

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

Flooring segments –Beaulieu International Group, N.V., Boa-Franc, Inc., Congoleum Corporation, Faus, Inc., Forbo Holding AG, Gerflor Group, Interface, Inc., IVC Group, Krono Holding AG, LG Floors, Mannington Mills, Inc., Metroflor Corporation, Mohawk Industries, Inc., Mullican Flooring, L.P., Nora Systems GmbH, Pfleiderer AG, Shaw Industries, Inc., Somerset Hardwood Flooring, and Tarkett AG.

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business. The principal raw materials used in each business include the following:

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

In general, adequate supplies of raw materials are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers. There is no assurance that these raw materials will remain in adequate supply to us.

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs. Given the competitiveness of our markets, we may not be able to recover the increased manufacturing costs through increasing selling prices to our customers.

Sourced Products

Some of the products that we sell are sourced from third parties. Our primary sourced products include various flooring products (laminate, wood, vinyl sheet and tile), specialized ceiling products, and installation-related products and accessories for some of our manufactured products. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Asia and Europe. Sales of sourced products represented approximately 15% of our total consolidated revenue in each of 2012, 2011, and 2010.

In general, we believe we have adequate supplies of sourced products. However, we cannot guarantee that the supply will remain adequate.

Seasonality

Generally our sales tend to be stronger in the second and third quarters of our fiscal year following the timing of renovation, home sales and new construction.

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

Certain of our trademarks, including without limitation, , Armstrong®, Alterna™, American Scrape™,Arteffects®, Bruce®, Cirrus®, Cortega®, Dundee™, DLW™, Dune™, Excelon®, Fine Fissured™, FireGuard™, Imperial®, Initiator™, Laurel™, Lock & Fold ®, Luxe Plank™, Manchester®, Marmorette™, Medintech®, Medintone®, Memories™, MetalWorks™, Natural Creations®, NaturCote™, Optima®, Plano™, Scala®, SoundSoak®, Stonetex®, Station Square™, StrataMax®, Timberline®, ToughGuard®, Ultima®, and WoodWorks®, are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

We review the carrying value of trademarks annually for potential impairment. See the “Critical Accounting Estimates” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for further information.

Employees

As of December 31, 2012, we had approximately 8,500 full-time and part-time employees worldwide. Approximately 54% of the production and maintenance employees in the U.S. are represented by labor unions. This percentage includes all production and maintenance employees at our plants and warehouses where labor unions exist. Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms. We believe that our relations with our employees are satisfactory.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $30.3 million in 2012, $29.2 million in 2011 and $32.9 million in 2010 on R&D activities worldwide.

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

We are committed to complying with all environmental laws and regulations that are applicable to our operations. Regulatory activities of particular importance to our operations include proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state or international Superfund and similar type environmental laws governing several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of several potentially responsible parties (“PRPs”) and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. Most of our manufacturing and certain of our research facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Liabilities of $10.7 million and $7.3 million at December 31, 2012 and December 31, 2011, respectively, were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 31 to the Consolidated Financial Statements and Item 1A. Risk Factors of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

Website

We maintain a website at http://www.armstrong.com. Information contained on our website is not incorporated into this document. Reference in this Form 10-K to our website is an inactive text reference only. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC. These materials are also available from the SEC’s website at www.sec.gov.

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

Our business may be adversely impacted by changes in United States or global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact our operations, financial results and/or liquidity including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

•	one or more of the lenders under our senior secured credit facility may cease to be able to fulfill their funding obligations, which could adversely impact our liquidity;

•	it may become more costly or difficult to obtain financing or refinance our debt in the future;

•	the value of our assets held in pension plans may decline; and/or

•	our assets may be impaired or subject to write down or write off.

Uncertainty about global economic conditions may cause commercial and residential consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A deterioration of economic conditions would likely exacerbate and prolong these adverse effects.

Our business is dependent on construction activity. Downturns in construction activity could adversely affect our business and results of operations.

Our businesses have greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines. The cyclical nature of commercial and residential construction activity, including construction activity funded by the public sector, tends to be influenced by prevailing economic conditions, including favorable interest rates, strong government spending, consumer confidence and other factors beyond our control. Prolonged downturns in construction activity could have an adverse effect on our business, profitability, and the carrying value of assets.

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

Under the terms of our senior secured credit facility, we are required to maintain specified leverage and interest coverage ratios. Our ability to meet such ratios could be affected by events beyond our control, and we cannot assure that we will meet such ratios. A breach of any of the restrictive covenants or leverage ratio would result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may be able to elect to declare all outstanding borrowings under such facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest, any of which would result in an event of default under the notes. The lenders may also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

We require a significant amount of liquidity to fund our operations, and borrowing has increased our vulnerability to negative unforeseen events.

Our liquidity needs vary throughout the year. If our business experiences materially negative unforeseen events, we may be unable to generate sufficient cash flow from operations to fund our needs or maintain sufficient liquidity to operate and remain in compliance with our debt covenants, which could result in reduced or delayed planned capital expenditures and other investments and adversely affect our future revenue prospects.

If the availability of raw materials or energy decreases, or the costs increase, and we are unable to pass along increased costs, our operating results could be adversely affected.

The cost and availability of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials, and hardwood lumber in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could cause us to reformulate products or limit our production. Decreased access to raw materials and energy or significant increased production cost differentials and any corresponding inability to pass along such costs through price increases could have a material adverse effect on our business, financial condition and operating results.

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

We are in various stages of building new manufacturing plants. There can be no assurance that the actual cost of these facilities will not exceed our projections. In addition, we may experience delays in the construction of these facilities for many reasons, including unavailability of materials, labor or equipment, regulatory matters or inclement weather. Economic and competitive advantages expected from these projects may not fully materialize as a result of delays, cost overruns or changes in market conditions.

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

The building materials industry has been subject to claims relating to raw materials such as silicates, PCBs, PVC, formaldehyde, fire-retardants and claims relating to other issues such as mold and toxic fumes, as well as claims for incidents of catastrophic loss, such as building fires. We have not received any significant claims involving our raw materials or our product performance, however, product liability insurance coverage may not be available or adequate in all circumstances to cover any such claims that may arise in the future.

We are parties to several legal proceedings involving environmental matters (see Note 31 to the consolidated financial statements included in this Form 10-K), and we have incurred, and will continue to incur, capital and operating expenditures and other costs necessary to comply with environmental laws and regulations. It is possible that we could become subject to additional environmental liabilities in the future.

We are also subject to regulatory requirements regarding protection of the environment. Current and future environmental laws and regulations, including those proposed concerning climate change, could increase our cost of compliance, cost of energy, or otherwise materially adversely affect our business, results of operations and financial condition.

In addition, claims and investigations may arise related to patent infringement, distributor relationships, commercial contracts, antitrust or competition law requirements, employment and employee benefits issues, and other compliance and regulatory matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.

Income taxes can have an unanticipated effect on our financial results.

Our business is subject to income taxes in the United States and many foreign jurisdictions. Because our income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions, our income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted or experienced in the past.

Moreover, changes in, or interpretations of, tax laws and regulations (including laws related to the remittance of foreign earnings), could also have a significant adverse effect on our profitability and financial condition.

Under provision of the Internal Revenue Code, the utilization of a U.S. corporation’s deferred tax assets may be limited following a change in ownership, as defined in the Internal Revenue Code. There have been no ownership changes as defined in the Internal Revenue Code subsequent to our bankruptcy emergence. Future ownership changes could have an impact on our ability to utilize the deferred tax assets.

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

We may pursue strategic transactions that could create risks and present unforeseen integration obstacles or costs, any of which could materially adversely affect our business.

We have evaluated, and expect to continue to evaluate, potential strategic transactions from time to time as those opportunities arise. We routinely engage in discussions with third parties regarding potential acquisitions that could be significant. Any such strategic transactions involve a number of risks, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and operating infrastructure, and increasing the scope, geographic diversity and complexity of our operations. Strategic transactions could involve payment by us of a substantial amount of cash, incurrence of a substantial amount of debt or issuance of a substantial amount of equity. Certain acquisition opportunities may not result in the consummation of a transaction or may fail to realize the intended benefits and synergies. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our business could be materially and adversely affected.

Our restructuring actions and LEAN initiatives may not achieve expected savings in our operating costs or improved operating results.

We aggressively look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We are committed to augmenting margin expansion through further productivity enhancements and cost elimination. However, there can be no assurance that we will be able to achieve our desired level of profit improvement. Even if we achieve our targeted goals, there is no assurance that our net operating results in the future will improve by the desired amount. Planning and executing delays or challenges could adversely affect our customer service and result in unplanned costs.

We are subject to risks associated with our international operations in both established and emerging markets. Legislative, political, regulatory and economic volatility, as well as vulnerability to infrastructure and labor disruptions, could have an adverse effect on our business.

A significant portion of our products move in international trade, particularly among the U.S., Canada, Europe and Asia markets. Approximately 30% of our revenues were from operations outside the U.S. and Canada in 2012 (see Note 3 to the Consolidated Financial Statements included in this Form 10-K). Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks. Our international operations are also subject to variable tax rates, credit risks in emerging markets, political risks, uncertain legal systems, high costs in repatriating profits to the U.S. from some countries, and loss of sales to local competitors following currency devaluations in countries where we import products for sale. In addition, our international growth strategy depends in part on our ability to expand our operations in certain emerging markets. However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties. As we continue to expand our business globally, including in emerging markets, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our financial condition and results of operations.

Increased costs of labor, labor disputes, work stoppages or union organizing activity could delay or impede production and reduce sales and profits.

Increased costs of U.S. and international labor, including the costs of employee benefits plans, could adversely affect our financial results and operations. As the majority of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, there are also costs attributable to our periodic renegotiation of those agreements. We are also subject to the risk that strikes or other types of conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not have union representation. Prolonged negotiations, conflicts or related activities could lead to increased costs and work stoppages, which could adversely affect production, revenues, profits and customer relations.

We outsource our information technology infrastructure and certain finance and accounting functions, which makes us more dependent upon third parties.

In an effort to make our IT, finance and accounting functions more efficient, increase related capabilities, as well as generate cost savings, we outsource a significant portion of our IT infrastructure and certain finance and accounting functions to separate third party service providers. As a result, we rely on third parties to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our suppliers. A failure of our service providers to perform may have a significant adverse effect on our business.

Concentration of ownership among our principal shareholders may prevent new investors from influencing significant corporate decisions.

The Asbestos PI Trust and TPG together own a majority of our common shares. Pursuant to a shareholders’ agreement entered into by the Asbestos PI Trust and TPG, as amended effective as of November 5, 2012, the Asbestos PI Trust and TPG have agreed to vote their shares together on certain matters, including the nomination and election of twelve directors to our board of directors. Of the twelve directors, the Asbestos PI Trust has the right to designate two directors and TPG also has the right, subject to certain share ownership thresholds, to designate two directors.

Furthermore, the Asbestos PI Trust and TPG together are able to exercise influence over all matters requiring shareholder approval, including approval of significant corporate transactions and amendment of our amended and restated articles of incorporation, or the Articles, and amended bylaws, or the Bylaws, and have significant control over our management and policies. The interests of these shareholders may not be consistent with the interests of other shareholders. The existence of significant shareholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. In addition, our Articles provide that Subchapter 25F of the Business Corporation Law of 1998 of the Commonwealth of Pennsylvania, or PBCL, which relate to business combinations with interested shareholders, does not apply to us.

Anti-takeover provisions of our organizational documents could prevent or delay a change in control of our company.

Certain provisions of our Articles and Bylaws may have the effect of discouraging, delaying or preventing a change in control of our company. A change of control could be proposed in the form of a tender offer or takeover proposal that might result in a premium over the market price for our common shares. In addition, these provisions could make it more difficult to bring about a change in the composition of our board of directors, which could result in entrenchment of current management. For example, our Articles and Bylaws:

•	permit special meetings of shareholders to be called only by shareholders holding at least 20% of voting shares;

•	establish advance notice procedures with respect to shareholder proposals and the nomination of candidates for election of directors, other than nominations made by, or at the direction of, our board of directors or by Asbestos PI Trust;

•	do not provide for cumulative voting in the election of directors;

•	require affirmative vote or written consent of the holders of at least 80% of our common shares to amend, alter or repeal certain provisions of our Articles regarding the number, terms of office and removal of directors, special meetings of shareholders, shareholder action by written consent and the rights of Asbestos PI Trust under the Articles;

•	until no shareholder beneficially owns at least 20% of our common shares, require the affirmative vote of at least 80% of shareholders for changes to certain provisions of the Bylaws, including provisions concerning director independence, shareholder voting at special meetings and action by written consent, board size and appointments to our nominating and governance committee; and

•	authorize the issuance of undesignated preferred shares, or “blank check” preferred shares, by our board of directors without shareholder approval.

The existence of these provisions and other provisions of our organizational documents could limit the price that investors might be willing to pay in the future for our common shares. They could also deter potential acquirers of our company, thereby reducing the likelihood that shareholders could receive a premium for their common shares in any acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters are in Lancaster, Pennsylvania. We own a 100-acre, multi-building campus comprising the site of our corporate headquarters, most of our operational headquarters, our U.S. R&D operations and marketing, and customer service headquarters.

We produce and market Armstrong products and services throughout the world, operating 32 manufacturing plants in eight countries as of December 31, 2012. Four of our plants are leased and the remaining 28 are owned. We operate 20 plants located throughout the United States. In addition, we have an interest through our WAVE joint venture in eight additional plants in six countries.

Business Segment	Number of Plants	Location of Principal Facilities
Building Products	13	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania, and West Virginia), Austria, Canada, China, France, Germany and the U.K.

Resilient Flooring	10	U.S. (California, Illinois, Mississippi, Oklahoma, and Pennsylvania), Australia and Germany

Wood Flooring	9	U.S. (Arkansas, Kentucky, Mississippi, Missouri, Pennsylvania, Tennessee, and West Virginia) and China

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

ITEM 3. LEGAL PROCEEDINGS

See the “Specific Material Events” section of the “Environmental Matters” section of Note 31 to the Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.” As of February 19, 2013, there were approximately 400 holders of record of AWI’s common stock.

	First	Second	Third	Fourth	Total Year
2012
Price range of common stock—high	$59.78	$49.97	$50.00	$54.98	$59.78
Price range of common stock—low	$44.60	$42.57	$38.08	$45.83	$38.08
2011
Price range of common stock—high	$47.53	$48.37	$48.68	$45.96	$48.68
Price range of common stock—low	$39.41	$42.50	$32.47	$32.82	$32.47

The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.

On March 23, 2012, our Board of Directors declared a special cash dividend of $8.55 per common share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to shareholders of record as of April 3, 2012. Payment of an additional $1.5 million was made during the remainder of 2012. The unpaid portion of the dividend relates to unvested employee shares and units, and is reflected in current liabilities ($1.6 million) and other long term liabilities ($2.2 million) and will be paid when the underlying employee shares and units vest. There were no dividends declared during 2011.

Dividends are paid as and when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments,” which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. For further discussion of the debt agreements, see the financial condition and liquidity section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
October 1-31, 2012	1,589	$51.80	—	—
November 1-30, 2012	26,432	$53.46	—	—
December 1-31, 2012	60,022	$50.73	—	—

Total	88,043		N/A	N/A

1Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.

2The Company does not presently have a share buy-back program.

For more information regarding securities authorized for issuance under our equity compensation plans, see Note 25 to the Consolidated Financial Statements included in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with our audited consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The selected historical consolidated financial data for the periods presented have been derived from our audited consolidated financial statements.

	2012	2011	2010	2009	2008
(amounts in millions, except for per-share data)
Income statement data
Net sales	$2,618.9	$2,723.1	$2,627.8	$2,629.8	$3,213.8
Operating income	271.2	239.8	87.5	108.9	217.6
Earnings from continuing operations	144.4	112.8	15.1	89.4	84.7
Per common share—basic (a)	$2.43	$1.92	$0.26	$1.57	$1.49
Per common share—diluted (a)	$2.41	$1.91	$0.26	$1.56	$1.49
Dividends declared per share of common stock	$8.55	—	$13.74	—	$4.50
Balance sheet data (end of period)
Total assets	2,854.3	2,994.7	2,922.4	3,302.6	3,351.8
Long-term debt	1,038.0	822.9	839.6	432.5	454.8
Total equity	719.1	1,130.2	1,090.8	1,907.9	1,751.3

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements.

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

In response to economic conditions during 2012, we closed two previously idled facilities: an engineered wood production facility in Statesville, NC, and a Building Products plant in Mobile, AL. Additionally, during the third quarter of 2012, we sold the assets of our wood flooring distribution (Patriot) and cabinets businesses. As of December 31, 2012, we operated 32 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

Through Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., we also have an interest in eight additional plants in six countries that produce suspension system (grid) products for our ceiling systems.

We report our financial results through the following segments: Building Products, Resilient Flooring, Wood Flooring, and Unallocated Corporate. See “Results of Operations” and “Reportable Segment Results” for additional financial information on our consolidated company and our segments.

Factors Affecting Revenues

For information on our segments’ 2012 net sales by geography, see Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor macroeconomic trends that affect our business, including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. During 2012, these macroeconomic benchmarks showed mixed results. In addition, we noted several factors and trends within our markets that directly affected our business performance during 2012, including:

North America

We noted softness in commercial markets, particularly education and healthcare as public spending remained constrained. In addition, we saw some regional weakness in the office market. These trends impacted both our Building Products and Resilient Flooring businesses, but with greater impact on Resilient Flooring as the majority of our commercial sales in Resilient Flooring originate from the education and healthcare markets.

We experienced mixed results in our residential markets as we saw continued improvements in builder activity while renovation activity remained soft. These trends impacted our Resilient and Wood Flooring businesses.

Europe

The overwhelming majority of our sales in Europe are to commercial markets in sectors dependent on public spending. Continued softness in commercial sectors, such as education and healthcare, and weak currency contributed significantly to sharp declines in Central and Western Europe, while Eastern European markets grew.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pacific Rim

Our markets in China experienced mixed results. The office sector remained soft while the education and healthcare markets grew. A continued soft commercial construction market impacted our Resilient Flooring and Building Products businesses in Australia.

Pricing Initiatives. We periodically modify prices in each of our business segments in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our 2012 total consolidated net sales by approximately $27 million compared to 2011.

We have announced price increases in our ceilings and grid businesses in the Americas and in Europe that are effective in the first quarter of 2013. In response to rising lumber costs, we have also announced a price increase in our wood flooring business that is also effective in the first quarter of 2013. If raw material prices continue at, or rise from, current levels, additional pricing actions may be implemented.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales by approximately $15 million in 2012, compared to 2011.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2012, the costs for raw materials, sourced products and energy negatively impacted operating income by approximately $1 million, compared to 2011.

During 2011, we incurred approximately $15 million of net costs related to the renegotiation of seven expiring collective bargaining agreements covering six plants (Beverly, WV, Oneida, TN, Marietta, PA, Lancaster, PA, Pensacola, FL, and Macon, GA) and the related lockout of our unionized employees at our Marietta, PA plant. We also incurred approximately $4 million of additional net costs in the first quarter of 2012 related to the contract settlement with our employees at the Marietta, PA plant.

We are committed to augmenting margin expansion through cost elimination. Through manufacturing footprint reductions and aggressive application of projects designed to standardize, simplify and eliminate SG&A programs and policies, we undertook an effort to remove at least $200 million of manufacturing and SG&A costs by the end of 2012. Toward this end, we achieved $35 million of cost savings in 2010, $115 million in savings in 2011, and delivered another $63 million of cost savings during 2012. We recorded expenses of approximately $28 million for these initiatives in 2012 and $36 million in 2011. During the first quarter of 2012, we decided to close our previously idled Building Products plant in Mobile, AL. We also decided in the fourth quarter of 2012 to close our previously idled engineered wood plant in Statesville, NC. We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives. The charges associated with our cost reduction initiatives may include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and could be material to our financial statements.

Intangible Asset Impairments. During the fourth quarter of 2010, we recorded non-cash impairment charges of $22.4 million to reduce the carrying amount of our Wood Flooring trademarks to their estimated fair value. There were no impairment charges recorded related to these trademarks in 2012 or 2011. See Note 12 to the Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

See also “Results of Operations” for further discussion of other significant items affecting operating costs.

Employees

As of December 31, 2012, we had approximately 8,500 full-time and part-time employees worldwide, compared to approximately 9,100 employees as of December 31, 2011. The decrease is primarily due to the divestiture of our cabinets business (approximately 800 employees), partially offset by crews added in our wood flooring plants and in our China plants under construction. During 2012, we negotiated a collective bargaining agreement covering approximately 100 employees at a resilient flooring plant.

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

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2012 and 2011, we assumed discount rates of 3.95% and 4.85%, respectively, for the U.S. defined benefit pension plans. As of December 31, 2012, we assumed a discount rate of 3.75% compared with a discount rate of 4.75% as of December 31, 2011 for the U.S. postretirement plans. The effects of the change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point decrease in the discount rates for the U.S. pension and postretirement plans would decrease 2013 operating income by $5.4 million and a one-quarter percentage point increase in the discount rates would increase 2013 operating income by $5.2 million.

We have two U.S. defined benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based both on the plan’s experience and on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses, yielding a long-term rate of return of 6.25% per annum for 2013. The expected asset return assumption is based upon a long-term view; therefore, we do not expect to see frequent changes from year to year based on positive or negative actual performance in a single year. Over the 10 year period ended December 31, 2012, the annualized return was approximately 9.2% compared to an average expected return of 7.8%. The actual return on plan assets achieved for 2012 was 15.0%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The expected long-term return on plan assets used in determining our 2012 U.S. pension credit was 6.50%. We have assumed a return on plan assets during 2013 of 6.25%. The decrease reflects a planned change in our asset allocations. The 2013 expected return on assets was calculated in a manner consistent with 2012. A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2013 operating income by approximately $5.5 million.

Contributions to the unfunded plan were $4.0 million in 2012 and were made on a monthly basis to fund benefit payments. We estimate the 2013 contributions will be approximately $3.8 million. See Note 19 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a long-term view (5-10 years) of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions			Actual
	Post 65	Pre 65	Overall	Post 65	Pre 65	Overall
2011	8.5%	8.6%	8.5%	11%	2%	8%
2012	8.1%	8.1%	8.1%	(13%)	(1%)	(9%)
2013	7.8%	7.6%	7.7%

The difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2012, health care cost increases are estimated to decrease ratably until 2019, after which they are estimated to be constant at 5%. A one percentage point increase in the assumed health care cost trend rate would reduce 2013 operating income by $1.5 million, while a one percentage point decrease in the assumed health care cost trend rate would increase 2013 operating income by $1.4 million. See Note 19 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately eight years for our U.S. pension plans and our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

We recognized an increase in net actuarial losses related to our U.S. pension benefit plans of $43.1 million in 2012. Our accumulated losses increased primarily due to changes in actuarial assumptions (most significantly a 90 basis point decline in the discount rate), partially offset by gains due to better than expected asset performance. The $43.1 million actuarial loss due to our U.S. pension plans is reflected as a component of other comprehensive income in our Consolidated Statement of Earnings and Comprehensive Income along with actuarial losses from our foreign pension plans and actuarial gains from our U.S. postretirement benefit plans.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

market participants or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.

The principal assumptions utilized in our impairment tests for definite-lived intangible assets include operating profit adjusted for depreciation and amortization. The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are derived from those utilized in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our intangible assets did not change from prior periods.

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

There was no impairment charge in 2012 or 2011 related to intangible assets. During the fourth quarter of 2010 we recorded non-cash impairment charges of $22.4 million to reduce the carrying value of our Wood Flooring trademarks to their estimated fair value based on the results of our annual impairment test. The remaining carrying value of the Wood Flooring trademarks at December 31, 2012 and 2011 was $41.8 million and $42.0 million, respectively.

We tested the tangible assets within the following reporting units for impairment:

Reporting Unit	2012	2011
ABP Americas	X	X
Resilient Flooring – Europe	X	X
Wood Flooring	X	X

Based upon the impairment testing, the carrying value of the tangible assets for each of these asset groups was determined to be recoverable (except as discussed below) because the related undiscounted cash flows and/or fair value exceeded the carrying value of assets.

During the first quarter of 2012, we made the decision to permanently close a previously idled ceiling tile plant in Mobile, AL. As a result, we recorded a $4.6 million impairment charge for the buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy).

During the third quarter of 2012, we recorded a $17.5 million impairment charge to the value of the cabinets’ assets to reflect the expected proceeds from the sale of the cabinets business, which was accounted for as a discontinued operation.

During the fourth quarter of 2012, we made the decision to permanently close a previously idled engineered wood flooring production facility in Statesville, NC. As a result, we recorded a $0.6 million impairment charge for the buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy).

We recorded an asset impairment charge of $2.2 million in the third quarter of 2011 in SG&A expense for a European Resilient Flooring office building. The fair value was determined by management estimates of market prices based upon information available at that time, including offers received from potential buyers of the property (considered Level 3 inputs in the fair value hierarchy).

The remaining carrying value of tangible assets within the European Resilient Flooring business was $90.6 million as of December 31, 2012, with land and buildings representing the significant majority. Material

Management’s Discussion and Analysis of Financial Condition and Results of Operations

uncertainties that could lead to a future material impairment charge include the level of European commercial construction and renovation activity.

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

See Notes 3 and 12 to the Consolidated Financial Statements for further information.

Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for operating loss, capital loss, alternative minimum tax credit and foreign tax credit carryforwards.

Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

As of December 31, 2012, we have recorded valuation allowances totaling $205.5 million for various federal, state and foreign deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 17 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2012 includes net deferred income tax assets of $373 million. Included in this amount are deferred federal income tax assets for foreign tax credit carryforwards of $119.1 million, state net operating loss deferred income tax assets of $51.7 million, and foreign net operating loss deferred tax assets of $166.9 million. We have established valuation allowances in the amount of $205.5 million consisting of $16.0 million for federal capital loss carryovers and statutorily limited operating loss carryovers, $16.2 million for state deferred tax assets, primarily operating loss carryovers, and $173.3 million for foreign deferred tax assets, primarily foreign operating loss carryovers.

The federal foreign tax credits carryforwards arose primarily as a result of the payment of intercompany dividends from our foreign affiliates from earnings which were previously not considered as permanently reinvested. The state net operating losses arose primarily as a result of the amounts paid to the Asbestos PI Trust in 2006.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, the amount of foreign source income, limitations on usage of net operating loss carryforwards, the impact of ongoing or potential tax audits, earnings repatriation plans, and other future tax consequences.

We estimate we will need to generate future federal taxable income of $340.4 million, including foreign source income of $53 million, to fully realize the foreign tax credits before they expire in 2022. We estimate we will need to generate future taxable income of approximately $1,230.8 million for state income tax purposes during the respective realization periods in order to fully realize the net deferred income tax assets.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize federal tax attributes, including foreign tax credits, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. There have been no ownership changes as defined in the Internal Revenue Code subsequent to our bankruptcy emergence. Future ownership changes could have an impact on our ability to utilize the deferred tax assets.

We recognize the tax benefits of an uncertain tax position if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements. For a discussion of new accounting pronouncements, see Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Unless otherwise indicated, net sales in these results of operations are reported based upon the location where the sale was made. Please refer to Notes 3 and 6 to the Consolidated Financial Statements for a reconciliation of segment operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2012 COMPARED TO 2011

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is Favorable/
	2012	2011	(Unfavorable)
Net sales:
Americas	$1,873.9	$1,903.9	(1.6)%
Europe	523.9	597.3	(12.3)%
Pacific Rim	221.1	221.9	(0.4)%

Total consolidated net sales	$2,618.9	$2,723.1	(3.8)%
Operating income	$271.2	$239.8	13.1%

The decline in consolidated net sales was driven by $93 million of lower volume and $48 million of unfavorable foreign exchange impact which were only partially offset with favorable price and mix of $47 million. Sales were also negatively impacted by our sale of the Patriot wood flooring distribution business which occurred in the third quarter of 2012 and negatively impacted sales for the full year 2012 by $11 million when compared to the prior year.

Net sales in the Americas decreased driven primarily by volume declines, which were only partially offset by improvements in price and mix.

Excluding unfavorable foreign exchange impact of $39 million, net sales in the European markets decreased 6%, driven by continued volume declines which were only partially offset by improvements in price.

Excluding unfavorable foreign exchange impact of $6 million, net sales in the Pacific Rim increased 2% as improvements in mix were partially offset by lower volumes.

Cost of goods sold was 75.8% of net sales in 2012, compared to 76.2% for the same period in 2011. The decrease of $90 million was driven by lower sales in 2012 and manufacturing cost reductions of $30 million. The comparison was impacted by $21 million of costs associated with the closure of our Mobile, AL Building Products facility in 2012, $13 million of costs associated with the closure of our Beaver Falls, PA Building Products facility in 2011 and $9 million of costs associated with European Flooring cost reduction actions taken in 2011.

SG&A expenses in 2012 were $418.3 million, or 16% of net sales, compared to $454.0 million, or 17% of net sales, in 2011. The decreases were primarily due to reductions in core SG&A expense of $32 million.

Restructuring charges for severance and related costs of $(0.4) million were recorded in 2012, compared to $9.0 million in 2011. See Note 15 to the Consolidated Financial Statements for further information.

Equity earnings from our WAVE joint venture were $55.9 million in 2012 compared to $54.9 million in 2011. See Note 16 to the Consolidated Financial Statements for further information.

Interest expense was $53.7 million in 2012 compared to $48.5 million in 2011. The increase in interest expense when compared to the prior year, was driven by additional borrowings of $250 million under our senior credit facility in March 2012 (see Liquidity section for further information).

Income tax expense was $76.1 million and $81.0 million in 2012 and 2011, respectively. The effective tax rate for 2012 was 34.5% as compared to a rate of 41.8% for 2011. The effective tax rate for 2012 was lower than 2011 primarily due to the release of foreign tax credit valuation allowance and changes in mix of geographic income and losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2012	2011	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$757.1	$749.3	1.0%
Europe	333.6	356.8	(6.5)%
Pacific Rim	128.2	131.4	(2.4)%

Total segment net sales	$1,218.9	$1,237.5	(1.5)%
Operating income	$230.4	$226.1	1.9%

The decline in Building Products net sales was driven by $31 million of lower volume due to unfavorable market conditions in key geographies and $25 million of unfavorable foreign exchange impact, which were only partially offset with favorable price and mix of $37 million.

Net sales in the Americas increased due to improved price realization and positive mix which more than offset lower volumes.

Excluding unfavorable foreign exchange impact of $20 million, net sales in the European markets decreased 1%, as improvements in price were unable to offset volume declines.

Excluding unfavorable foreign exchange impact of $4 million, net sales in the Pacific Rim increased 1% as improvements in mix were partially offset by lower volumes.

The increase in operating income was primarily driven by improvements in gross profit, partially offset by an increase in facility closure costs. Gross profit increased primarily from the benefits of price and mix of $26 million and reductions in manufacturing and input costs of $10 million, which more than offset volume declines of $17 million. Operating income was negatively impacted by $25 million of severance, impairment, and other charges associated with cost reduction actions in 2012 related to the closure of our Mobile, AL facility and European headcount reductions; and $13 million of severance and other charges associated with cost reduction actions related to the closure of our Beaver Falls, PA facility in 2011.

Resilient Flooring

(dollar amounts in millions)

	2012	2011	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$656.2	$671.3	(2.2)%
Europe	190.3	240.5	(20.9)%
Pacific Rim	92.9	90.5	2.7%

Total segment net sales	$939.4	$1,002.3	(6.3)%
Operating income	$56.9	$15.7	Favorable

The decline in Resilient Flooring net sales was driven by $67 million of lower volume and $23 million of unfavorable foreign exchange impact; which were only partially offset with favorable price and mix of $21 million.

Net sales in the Americas decreased as improvements in mix and price gains were unable to offset volume declines driven by lower sales to our national home center channel.

Excluding unfavorable foreign exchange impact of $20 million, net sales in the European markets decreased 14%, as improvements in price were unable to offset market driven volume declines, especially in the public sector.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding unfavorable foreign exchange impact of $2 million, net sales in the Pacific Rim increased 5% as increased sales in China offset market driven sales declines in Australia.

The increase in operating income was driven by improvements in price and mix of $14 million and reductions in manufacturing and input costs and SG&A expenses of $16 million and $23 million, respectively; which more than offset the impact of volume declines of $31 million. The comparison was also impacted by $2 million and $21 million of severance, impairment, restructuring and other charges associated with our cost reduction actions in the European Flooring business in 2012 and 2011, respectively.

Wood Flooring

(dollar amounts in millions)

	2012	2011	Change is (Unfavorable)
Total segment net sales	$460.6	$483.3	(4.7)%
Operating income	$37.3	$43.4	(14.1)%

The decline in Wood Flooring net sales was driven by lower price and mix of $11 million while the divestiture of our Patriot wood flooring distribution business, negatively impacted sales by $11 million when compared to the prior year. Lower sales to our national home center channel were offset by increased sales to independent distributors.

The decrease in operating income was driven by unfavorable price and mix of $14 million, partially offset by improvements in manufacturing and input costs of $8 million. The operating income impact of the higher sales volume and Patriot divestiture offset each other.

Unallocated Corporate

Unallocated corporate expense of $53.4 million increased from $45.4 million in the prior year. 2012 included a $14 million lower pension credit as compared to 2011. SG&A reductions only partially offset the impact of the pension credit reduction.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for 2012 provided $220.0 million of cash, compared to $199.7 million of cash provided in 2011. The increase was primarily due to higher earnings partially offset by changes in working capital.

Net cash used for investing activities was $91.9 million for 2012, compared to $9.5 million in 2011. This change was primarily due to increased purchases of property, plant and equipment associated with the construction of three manufacturing plants in China and decreased distributions from WAVE.

Net cash used for financing activities was $273.7 million for 2012, compared to $28.8 million during 2011. The increase was primarily due to dividend payments of $507.1 million, partially offset by proceeds from the issuance of long-term debt of $250.0.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. On November 23, 2010, we executed a $1.05 billion senior credit facility arranged by Merrill Lynch, Pierce, Fenner & Smith, Inc., J.P. Morgan Securities, Inc. and Barclays Capital. This facility consisted of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. The facility was secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

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

In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium, which represented one percent of the principal amount of Term Loan B and which was capitalized and is being amortized into interest expense over the life of the loan. We also paid approximately $1.6 million of fees to third parties.

On March 22, 2012, we again amended our facility. We added $250 million to our existing Term Loan B facility. This amended facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800 million Term Loan B. This $1.3 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The only significant change to existing terms, conditions and covenants pertained to the consolidated leverage ratio covenant, which is described below.

In connection with the additional $250 million Term Loan B borrowings, we paid $8.1 million for bank fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. During 2012, we were in compliance with all covenants of the credit agreement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Under the senior credit facility, beginning December 31, 2013, we are subject to year-end leverage tests that may trigger mandatory prepayments. If our consolidated leverage ratio is greater than 2.0 to 1.0, but less than 2.5 to 1.0 as of December 31, 2013, we would be required to make a prepayment of 25% of fiscal year Consolidated Excess Cash Flow, as defined by the credit agreement. If our consolidated leverage ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow. These annual payments would be made beginning in the first quarter of 2014.

As of December 31, 2012, we had $336.4 million of cash and cash equivalents, $239.8 million in the U.S. and $96.6 million in various foreign jurisdictions.

Our January 31, 2013 debt rating from S&P was BB- (stable) and from Moody’s was B1 (stable).

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012. Payment of an additional $1.5 million was made during the remainder of 2012, and the remaining $3.8 million of the dividend is expected to be made when the underlying shares vest. The dividend was funded in part by surplus cash on our balance sheet, and in part by the proceeds of additional debt issued under our Term Loan B.

On November 23, 2010 our Board of Directors declared a special cash dividend in the amount of $13.74 per share, or $803 million in the aggregate. The special cash dividend of $798.6 million was paid on December 10, 2010 to shareholders of record as of December 3, 2010. Approximately $3 million was paid during 2012 when employee shares and units vested. The unpaid portion of the dividend, $1.4 million as of December 31, 2012, will be paid when the underlying shares and units vest. The dividend was funded in part by the proceeds of the term loans remaining after repayment of previous debt and in part with existing cash.

We have a $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia. AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. Under the terms of the program, the Bank of Nova Scotia could also issue letters of credit at the request of ARC. The purchase and letter of credit commitments under the program are set to expire in December 2014.

On December 16, 2010, we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, WV, to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041.

On December 31, 2012, we had outstanding letters of credit totaling $71.7 million, of which $14.7 million was issued under the revolving credit facility, $56.7 million was issued under the securitization facility and $0.3 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of December 31, 2012
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$15.6	—	$15.6
Lines of Credit Available for Letters of Credit	1.7	$0.8	0.9

Total	$17.3	$0.8	$16.5

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two flooring plants in China. Total capital spending for these projects is currently

Management’s Discussion and Analysis of Financial Condition and Results of Operations

projected to be approximately $310 million. Through December 31, 2012, we have incurred approximately $175 million related to these projects. Capital spending for these projects will be incurred through 2015 with the majority of the remaining spending expected to occur in 2013.

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization program and the availability under our $250 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

2011 COMPARED TO 2010

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2011	2010	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$1,903.9	$1,828.1	4.1%
Europe	597.3	600.9	(0.6)%
Pacific Rim	221.9	198.8	11.6%

Total consolidated net sales	$2,723.1	$2,627.8	3.6%
Operating income	$239.8	$87.5	Favorable

Consolidated net sales increased on favorable foreign exchange of approximately $61 million combined with favorable price and mix of $87 million, which were partially offset by volume declines of $54 million.

Net sales in the Americas increased driven by price and mix which overcame volume declines in the Resilient Flooring business.

Net sales in the European markets remained flat for the year, as favorable foreign exchange impact of $37 million and modest price improvements were offset by volume declines largely due to the restructuring of our European flooring business.

Net sales in the Pacific Rim increased on higher volume and favorable foreign exchange impact of $14 million, which was partially offset by less favorable mix.

Cost of goods sold was 76% of net sales in 2011, compared to 78% for the same period in 2010. The decrease was driven by positive pricing actions, reduced manufacturing costs that were partially offset by increases in input costs.

SG&A expenses in 2011 were $454.0 million, or 17% of net sales, compared to $499.2 million, or 19% of net sales, in 2010. The decreases were due to reductions in core SG&A expenses. In addition, 2010 was impacted by $15 million of CEO transition costs, a $6 million asset impairment charge related to the termination of our flight operations, a loss of $6 million related to the sale of our European metal ceilings contract installation business, a gain of $2 million on the collection of a non-current note receivable, and an asset impairment charge of $2 million for a European warehouse facility.

Restructuring charges for severance and related costs of $9.0 million were recorded in 2011, compared to $22.0 million in 2010. See Note 16 to the Consolidated Financial Statements for further information.

Equity earnings from our WAVE joint venture were $54.9 million in 2011 compared to $45.0 million in 2010. See Note 11 to the Consolidated Financial Statements for further information.

Interest expense was $48.5 million in 2011 compared to $21.2 million in 2010. The increase was primarily due to the fourth quarter 2010 debt refinancing which increased outstanding debt balances and interest rates compared to our previous credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $81.0 million and $58.0 million in 2011 and 2010, respectively. The effective tax rate for 2011 was 41.8% as compared to a rate of 79.3% for 2010. The effective tax rate for 2011 was lower than 2010 due to the enactment of the federal health care reform legislation in March 2010.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2011	2010	Change is Favorable
Net sales:
Americas	$749.3	$696.0	7.7%
Europe	356.8	324.4	10.0%
Pacific Rim	131.4	115.1	14.2%

Total segment net sales	$1,237.5	$1,135.5	9.0%
Operating income	$226.1	$171.0	32.2%

The increase in Building Products net sales was driven by improved price and mix of $52 million, favorable foreign exchange of $32 million and higher volume of $18 million.

Net sales in the Americas increased due to improved price realization, positive mix and volume improvement.

Net sales in Europe increased on favorable foreign exchange of $20 million combined with positive price and mix, offset partially by reduced volume.

Net sales in the Pacific Rim increased as higher volume and favorable foreign exchange of $7 million were partially offset by less favorable mix.

The improvement in operating income was driven by better price and mix of $53 million, $10 million of higher earnings from WAVE, decreased SG&A costs of $7 million and the impact from higher sales volume of $5 million, partially offset by higher manufacturing and input costs of $37 million (which included $15 million related to the renegotiation of collective bargaining agreements). 2011 and 2010 results were each impacted by $13 million of accelerated depreciation, severance and restructuring related costs associated with the closure of our Beaver Falls, PA manufacturing facility. 2010 results were also impacted by a loss of $6 million related to the sale of our European metal ceilings contract installation business and $8 million of restructuring and severance accruals for headcount reductions.

Resilient Flooring

(dollar amounts in millions)

	2011	2010	Change is Favorable/ (Unfavorable)
Net sales:
Americas	$671.3	$653.0	2.8%
Europe	240.5	276.5	(13.0)%
Pacific Rim	90.5	83.7	8.1%

Total segment net sales	$1,002.3	$1,013.2	(1.1)%
Operating income	$15.7	$13.1	19.8%

The decline in Resilient Flooring net sales was primarily driven by $77 million of lower volume (which included $45 million related to the restructuring of our European flooring business) which was mostly offset by $27 million of favorable foreign exchange impact and increased price and mix of $39 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the Americas increased as mix improvements and price gains more than offset volume declines.

Net sales in Europe decreased primarily due to volume declines related to the restructuring of our European flooring business, which included the exit of the residential flooring business, and the simplification of our country and product offerings. Excluding the impact of these actions sales were impacted by favorable foreign exchange of $16 million and positive price realization, which were partially offset by unfavorable mix.

Net sales in the Pacific Rim increased on favorable foreign exchange of $7 million combined with higher volume and favorable mix.

Operating income improved as improved price and mix of $21 million and reductions in SG&A expenses of $14 million offset the impact of volume declines of $31 million. 2010 results were impacted by $7 million of costs related to the closure of our Montreal, Canada facility and $7 million of income due to laminate duty refunds.

Operating income includes losses related to European Resilient Flooring as outlined in the table below (dollar amount in millions):

	2011	2010
Resilient Flooring Europe operating loss	$(29.2)	$(36.1)

The operating losses for Resilient Flooring Europe in 2011 and 2010 included $18 million and $17 million, respectively, for severance and restructuring related costs of the European business. In addition to those charges, the losses include fixed asset impairment charges of $2 million recorded in both 2011 and 2010.

Wood Flooring

(dollar amounts in millions)

	2011	2010	Change is Favorable
Total segment net sales	$483.3	$479.1	0.9%
Operating income	$43.4	$(45.8)	Favorable

Net sales increased as higher volume of $4 million and favorable foreign exchange of approximately $2 million, were partially offset by unfavorable price and mix of $2 million.

Operating income increased primarily due to reduced manufacturing and input costs of $35 million due to the closure of two manufacturing facilities in 2010 as well as lower SG&A costs of $17 million, which were somewhat offset by unfavorable mix of $5 million. Additionally, operating income in 2010 was negatively impacted by $16 million of fixed asset write downs and restructuring charges related to the closure of two manufacturing facilities and $22 million of non-cash impairment charges related to our Wood Flooring trademarks.

Unallocated Corporate

Unallocated corporate expense of $45 million decreased from $51 million in 2010. 2011 included a $25 million lower pension credit as compared to 2010. In addition, 2010 included $15 million for CEO transition costs, $6 million of asset impairment charges related to the termination of our flight operations, $4 million of restructuring charges, and a gain of $2 million on the collection of a non-current note receivable. After consideration of these items, corporate expenses declined in 2011 due to lower core spending and reduced headcount.

OFF-BALANCE SHEET ARRANGEMENTS

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts ongoing under contractual obligations existing as of December 31, 2012. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that have variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(dollar amounts in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$33.0	$45.5	$183.0	$8.0	$8.1	$793.4	$1,071.0
Scheduled interest payments (1)	48.2	46.7	45.8	38.5	39.9	47.7	266.8
Operating lease obligations, net of sublease income (2)	6.9	5.6	4.7	2.2	1.0	3.1	23.5
Unconditional purchase obligations (3)	37.9	13.8	6.4	1.2	0.1	—	59.4
Pension contributions (4)	19.3	—	—	—	—	—	19.3
Other obligations (5), (6)	1.4	0.2	—	—	—	—	1.6

Total contractual obligations	$146.7	$111.8	$239.9	$49.9	$49.1	$844.2	$1,441.6

(1)	For debt with variable interest rates and interest rate swaps, we projected future interest payments based on market-based interest rate swap curves.
(2)	Lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
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

(4)

Pension contributions include estimated contributions for our defined benefit pension plans. We are not presenting estimated payments in the table above beyond 2013 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

(5)	Other obligations include payments under severance agreements.
(6)

Other obligations, does not include $138.4 million of liabilities under ASC 740 “Income Taxes.” Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 17 to the Consolidated Financial Statements for more information.

This table excludes obligations related to postretirement benefits (retiree health care and life insurance) since we voluntarily provide these benefits. The amount of benefit payments we made in 2012 was $22.0 million. See Note 19 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

We have issued financial guarantees to assure payment on behalf of our subsidiaries in the event of default on various debt and lease obligations in the table above. We have not issued any guarantees on behalf of joint-venture or unrelated businesses.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2013. Had these agreements terminated at December 31, 2012, Armstrong would have been obligated to purchase approximately $14.1 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. Letters of credit are issued to third-party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available in the U.S. for use as of December 31, 2012. Letters of credit are currently arranged through our revolving credit facility or our securitization facility.

Other Commercial Commitments (dollar amounts in millions)	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of credit	$71.7	$71.7	—	—	—

In addition, our foreign subsidiaries had available lines of credit totaling $17.3 million of which $1.7 million was available only for letters of credit and guarantees. There were $0.8 million of letters of credit and guarantees issued under these credit lines as of December 31, 2012, leaving an additional letter of credit availability of $0.9 million. There were no borrowings under these lines of credit as of December 31, 2012 leaving $15.6 million of unused lines of credit available for foreign borrowings.

On December 31, 2012, we had a $250 million revolving credit facility with a $150 million sublimit for letters of credit, of which $14.7 million was outstanding. There were no borrowings under the revolving credit facility. Availability under this facility totaled $253.5 million as of December 31, 2012. We also have the $100 million securitization facility which as of December 31, 2012 had letters of credit outstanding of $56.7 million and no borrowings against it. Maximum capacity under this facility was $59.8 million (of which $3.1 million was available), subject to accounts receivable balances and other collateral adjustments.

In connection with our disposition of certain assets through a variety of unrelated transactions, we have entered into contracts that included various indemnity provisions, some of which are customary for such transactions, while others hold the acquirer of the assets harmless with respect to liabilities relating to such matters as taxes, environmental and other litigation. Some of these provisions include exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contractual provisions. For contracts under which an indemnity claim has been received, a liability of $3.6 million has been recorded as of December 31, 2012, which is included in environmental liabilities as disclosed in Note 31 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition. We use forward swaps and option contracts to hedge these exposures. Forward swap and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. We use derivative financial instruments as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to potential nonperformance on such instruments. We regularly monitor developments in the capital markets.

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2012 we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not contain any credit contingent features other than those contained in our bank credit facility. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A, Term Loan B, revolving credit facility and other borrowings. A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2012 levels would increase 2013 interest expense by approximately $0.4 million. A significant portion of our debt has a 1% LIBOR floor which would not be affected by a one-quarter percentage point move in LIBOR given the current interest rate environment. We also have $550 million of interest rate swaps outstanding, which fix a portion of our debt. The effects of the interest rate swaps are included in this calculation.

As of December 31, 2012, we had interest rate swaps outstanding on Term Loan A and on Term Loan B, with notional amounts of $100 million and $450 million, respectively. We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. Under the terms of Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swaps, we received the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. The Term Loan A swap of $100 million, under the terms of which we pay a fixed rate of 2.3030% over the hedged period, matures in November 2015. The first Term Loan B swap of $200 million, under the terms of which we pay a fixed rate of 2.5525% over the hedged period, also matures in November 2015. On March 27, 2012, we extended this swap by entering into a forward starting swap of $200 million from November 2015 to March 2018, under the terms of which we pay a fixed rate of 2.8105% over the hedged period. On March 27, 2012, we also entered into the second Term Loan B swap of $250 million, under the terms of which we pay a fixed rate of 1.9275% over the hedged period, which matures in March 2018. This second Term Loan B swap is used to hedge the additional $250 million of debt added to our Term Loan B facility on March 22, 2012.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The mark-to-market loss was $25.7 million at December 31, 2012.

The table below provides information about our long-term debt obligations as of December 31, 2012, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2013	2014	2015	2016	2017	After 2017	Total
Variable rate Avg. interest rate	$33.0 3.48%	$45.5 3.51%	$183.0 3.67%	$8.0 4.15%	$8.1 4.67%	$793.4 5.19%	$1,071.0 4.80%

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement. We use foreign currency forward exchange contracts to reduce our remaining exposure. At December 31, 2012, our major, pre-hedging foreign currency exposures are to the Canadian Dollar, Australian Dollar, and Euro. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2012 levels would increase our 2013 earnings before income taxes by approximately $5 million, including the impact of current foreign currency forward exchange contracts.

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans.

The table below details our outstanding currency instruments as of December 31, 2012.

On balance sheet foreign exchange related derivatives (dollar amounts in millions)	Maturing in 2013	Maturing in 2014	Total
Notional amounts	$104.7	$25.0	$129.7
Liabilities at fair value	(1.6)	(0.2)	(1.8)

Natural Gas Price Sensitivity

We purchase natural gas for use in the manufacture of ceiling tiles and other products, as well as to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy of reducing North American natural gas volatility through derivative instruments, including forward swap contracts, purchased call options and zero-cost collars. As of December 31, 2012, we had contracts to hedge approximately $21.5 million (notional amounts) of natural gas. All of these contracts mature by December 2013. A 10% increase in North American natural gas prices compared to December 31, 2012 prices would increase our 2013 expenses by approximately $1 million including the impact of current hedging contracts. At December 31, 2012 we had recorded liabilities of $2.7 million related to these contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2012 and 2011 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

	First	Second	Third	Fourth
2012
Net Sales	$636.0	$675.4	$694.7	$612.8
Gross profit	140.0	170.6	186.9	135.7
Earnings from continuing operations	19.0	42.2	74.0	9.2
Per share of common stock:
Basic	$0.32	$0.71	$1.25	$0.15
Diluted	$0.32	$0.71	$1.24	$0.15
Price range of common stock—high	$59.78	$49.97	$50.00	$54.98
Price range of common stock—low	$44.60	$42.57	$38.08	$45.83
Dividend paid per share	$8.55	—	—	—
2011
Net Sales	$652.6	$713.3	$734.2	$623.0
Gross profit	155.4	177.7	189.1	125.7
Earnings from continuing operations	14.0	37.4	51.6	9.8
Per share of common stock:
Basic	$0.24	$0.63	$0.88	$0.16
Diluted	$0.24	$0.63	$0.88	$0.16
Price range of common stock—high	$47.53	$48.37	$48.68	$45.96
Price range of common stock—low	$39.41	$42.50	$32.47	$32.82
Dividend paid per share	—	—	—	—

Note: The net sales and gross profit amounts reported above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the anti-dilutive effect in certain quarters.

Fourth Quarter 2012 Compared With Fourth Quarter 2011 – Continuing Operations

Net sales of $612.8 million in the fourth quarter of 2012 decreased from net sales of $623.0 million in the fourth quarter of 2011. Excluding the unfavorable effects of foreign exchange rates of approximately $4 million, the decrease in sales was due to the divestiture of our Patriot wood flooring distribution business which negatively impacted sales by $7 million. Net sales decreased $1 million in the Americas. Excluding the unfavorable impact of foreign exchange of $4 million, net sales in Europe declined by $8 million or 6%. Pacific Rim sales increased $3 million or 5%.

Building Products net sales increased by $3 million or 1%, due to better price realization and favorable mix. Resilient Flooring net sales decreased by $10 million or 4%, primarily due to lower volumes in Europe and the Americas. Wood Flooring net sales decreased $4 million or 3% as higher sales volume was offset by the impact of the divestiture of our Patriot wood flooring distribution business.

For the fourth quarter of 2012, cost of goods sold was 78% of net sales, compared to 80% in 2011. The decrease was primarily due to 2011 costs related to the renegotiation of collective bargaining agreements.

Selling, general and administrative (“SG&A”) expenses for the fourth quarter of 2012 were $105.7 million, or 17% of net sales compared to $111.3 million, or 18% of net sales, for the fourth quarter of 2011. Reductions in SG&A expenses in 2011 were primarily due to lower core spending and reduced headcount.

Equity earnings in the fourth quarter of 2012 and 2011 were $11.9 million and $10.5 million, respectively.

Operating income of $42.3 million in the fourth quarter of 2012 compared to $23.9 million in the fourth quarter of 2011 primarily resulted from the items discussed above.

Interest expense was $14.0 million compared to $10.9 million in 2011 due to additional borrowings of $250 million in March 2012.

Income tax expense for the fourth quarter of 2012 was $20.5 million on pre-tax income of $29.7 million versus a tax expense of $3.7 million on a pre-tax income of $13.6 million in 2011. The effective tax rate for the fourth quarter of 2012 was higher primarily due to foreign tax credit benefits recorded in 2011. Unbenefitted foreign losses negatively impacted both periods.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2012. Their audit report can be found on page 44.

/s/ Matthew J. Espe
Matthew J. Espe
President and Chief Executive Officer

/s/ Thomas B. Mangas
Thomas B. Mangas
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara
Stephen F. McNamara
Vice President and Corporate Controller

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have audited Armstrong World Industries, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Armstrong World Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page 40. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2013

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$2,618.9	$2,723.1	$2,627.8
Cost of goods sold	1,985.7	2,075.2	2,041.7

Gross profit	633.2	647.9	586.1
Selling, general and administrative expenses	418.3	454.0	499.2
Intangible asset impairment	—	—	22.4
Restructuring charges, net	(0.4)	9.0	22.0
Equity earnings from joint venture	(55.9)	(54.9)	(45.0)

Operating income	271.2	239.8	87.5
Interest expense	53.7	48.5	21.2
Other non-operating expense	0.5	1.3	1.2
Other non-operating (income)	(3.5)	(3.8)	(8.0)

Earnings from continuing operations before income taxes	220.5	193.8	73.1
Income tax expense	76.1	81.0	58.0

Earnings from continuing operations	144.4	112.8	15.1

Net (loss) from discontinued operations, net of tax benefit of ($7.1), ($0.2) and ($2.3)	(12.2)	(0.4)	(4.1)
Loss on sale of discontinued business, net of tax benefit of ($0.6), ($—) and ($—)	(0.9)	—	—

Net loss from discontinued operations	(13.1)	(0.4)	(4.1)

Net earnings	$131.3	$112.4	$11.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.0	(1.6)	(0.3)
Derivative (loss) income	(5.2)	(9.0)	0.5
Pension and postretirement adjustments	(58.2)	(78.7)	(29.2)
Non-controlling interest purchase	—	—	1.1

Total other comprehensive (loss)	(56.4)	(89.3)	(27.9)

Total comprehensive income (loss)	$74.9	$23.1	($16.9)

Earnings per share of common stock, continuing operations:
Basic	$2.43	$1.92	$0.26
Diluted	$2.41	$1.91	$0.26
(Loss) per share of common stock, discontinued operations:
Basic	($0.22)	($0.01)	($0.07)
Diluted	($0.22)	($0.01)	($0.07)
Net earnings per share of common stock:
Basic	$2.21	$1.91	$0.19
Diluted	$2.19	$1.90	$0.19
Average number of common shares outstanding:
Basic	58.9	58.3	57.7
Diluted	59.5	58.8	58.2
Dividend declared per common share	$8.55	—	$13.74

See accompanying notes to consolidated financial statements beginning on page 50.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$336.4	$480.6
Accounts and notes receivable, net	204.6	221.4
Inventories, net	369.8	376.1
Current assets of discontinued operations	—	24.4
Deferred income taxes	49.9	45.3
Income tax receivable	16.9	23.4
Other current assets	42.3	38.1

Total current assets	1,019.9	1,209.3
Property, plant, and equipment, less accumulated depreciation and amortization of $583.8 and $498.8, respectively	1,005.0	887.9
Prepaid pension costs	39.6	58.0
Investment in joint venture	133.5	141.0
Intangible assets, net	527.7	541.6
Noncurrent assets of discontinued operations	—	18.7
Restricted cash	—	1.5
Deferred income taxes	35.1	46.4
Other noncurrent assets	93.5	90.3

Total assets	$2,854.3	$2,994.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	—	$2.0
Current installments of long-term debt	$33.0	18.1
Accounts payable and accrued expenses	346.3	353.3
Liabilities of discontinued operations	—	6.4
Income tax payable	4.1	4.0
Deferred income taxes	1.3	2.4

Total current liabilities	384.7	386.2
Long-term debt, less current installments	1,038.0	822.9
Postretirement benefit liabilities	248.5	272.2
Pension benefit liabilities	247.9	206.7
Other long-term liabilities	86.6	78.8
Income taxes payable	63.3	36.7
Deferred income taxes	66.2	61.0

Total noncurrent liabilities	1,750.5	1,478.3
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 58,934,050 shares in 2012 and 58,424,691 shares in 2011	0.6	0.6
Capital in excess of par value	1,076.8	1,467.5
Retained earnings	113.1	77.1
Accumulated other comprehensive (loss)	(471.4)	(415.0)

Total shareholders’ equity	719.1	1,130.2

Total liabilities and shareholders’ equity	$2,854.3	$2,994.7

See accompanying notes to consolidated financial statements beginning on page 50.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Equity

(amounts in millions)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit)	(Loss)	Interest	Total
Balance December 31, 2009	57,433,503	$0.6	$2,052.1	$144.4	($297.8)	$8.6	$1,907.9
Stock issuance, net	637,304
Share-based employee compensation			14.7				14.7
Net earnings				11.0			11.0
Dividends declared				(190.7)			(190.7)
Dividends declared in excess of retained earnings			(612.1)				(612.1)
Other comprehensive loss					(27.9)		(27.9)
Non-controlling interest purchase			(3.5)			(8.6)	(12.1)

Balance December 31, 2010	58,070,807	$0.6	$1,451.2	($35.3)	($325.7)	—	$1,090.8

Stock issuance, net	353,884
Share-based employee compensation			16.3				16.3
Net earnings				112.4			112.4
Other comprehensive loss					(89.3)		(89.3)

Balance December 31, 2011	58,424,691	$0.6	$1,467.5	$77.1	($415.0)	—	$1,130.2

Stock issuance, net	509,359
Share-based employee compensation			22.2				22.2
Net earnings				131.3			131.3
Dividends declared				(95.3)			(95.3)
Dividends declared in excess of retained earnings			(412.9)				(412.9)
Other comprehensive loss					(56.4)		(56.4)

Balance December 31, 2012	58,934,050	$0.6	$1,076.8	$113.1	($471.4)	—	$719.1

See accompanying notes to consolidated financial statements beginning on page 50

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$131.3	$112.4	$11.0
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	112.7	113.8	143.3
Fixed asset impairment	5.7	3.3	30.6
Deferred income taxes	26.5	62.7	21.3
Share-based compensation	15.6	11.1	5.0
Impairment on assets of discontinued operations	17.5	—	—
Equity earnings from joint venture	(55.9)	(54.9)	(45.0)
U.S. pension credit	(12.2)	(26.0)	(50.9)
Restructuring charges, net	(0.4)	9.0	22.0
Restructuring payments	(2.8)	(20.0)	(7.5)
Changes in operating assets and liabilities:
Receivables	8.8	(2.0)	(2.9)
Inventories	(0.6)	9.2	41.2
Other current assets	(10.4)	0.7	19.2
Other noncurrent assets	3.7	(15.5)	(24.0)
Accounts payable and accrued expenses	(23.6)	11.4	10.8
Income taxes payable	33.4	(1.8)	25.9
Other long-term liabilities	(27.9)	(15.1)	(7.9)
Other, net	(1.4)	1.4	(0.3)

Net cash provided by operating activities	220.0	199.7	191.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(198.8)	(150.6)	(92.7)
Divestiture (Acquisition)	24.6	(4.2)	(0.6)
Restricted cash	1.5	28.5	(30.0)
Return of investment from joint venture	63.5	102.4	51.0
Proceeds from noncurrent note receivable	—	—	5.5
Proceeds from (payment of) company owned life insurance, net	0.7	8.9	(1.4)
Proceeds from the sale of assets	16.6	5.5	25.8

Net cash (used for) investing activities	(91.9)	(9.5)	(42.4)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	—	2.2	50.0
Payments on revolving credit facility and other debt	(2.0)	(25.0)	(25.1)
Proceeds from long-term debt	250.0	—	839.3
Payments of long-term debt	(20.0)	(9.1)	(462.1)
Financing costs	(8.1)	(7.9)	(18.0)
Special dividends paid	(507.1)	(0.3)	(798.6)
Proceeds from exercised stock options	12.2	7.7	13.3
Proceeds from company owned life insurance loans, net	1.3	3.6	—
Purchase of non-controlling interest	—	—	(7.8)

Net cash (used for) financing activities	(273.7)	(28.8)	(409.0)

Effect of exchange rate changes on cash and cash equivalents	1.4	3.4	5.9

Net (decrease) increase in cash and cash equivalents	(144.2)	164.8	(253.7)
Cash and cash equivalents at beginning of year	480.6	315.8	569.5

Cash and cash equivalents at end of year	$336.4	$480.6	$315.8

Supplemental Cash Flow Disclosures:
Interest paid	$47.0	$40.5	$11.3
Income taxes paid, net	8.4	19.9	8.5
Amounts in accounts payable for capital expenditures	25.9	11.0	—

See accompanying notes to consolidated financial statements beginning on page 50.

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

In August 2009, Armor TPG Holdings LLC (“TPG”) and the Asbestos PI Trust entered into agreements whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 50% of AWI’s outstanding shares and have a shareholders’ agreement, pursuant to which they agree to vote their shares together on certain matters. During the fourth quarter of 2012, the Asbestos PI Trust and TPG together sold 5,980,000 of their shares in a secondary public offering. The Company itself did not sell any shares and did not receive any proceeds from the offering, and the total number of common shares outstanding did not change as a result of the offering.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy. The consolidated financial statements and accompanying data in this report include the accounts of AWI and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Use of Estimates. We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Reclassifications. Certain amounts in the prior year’s Consolidated Financial Statements and related notes thereto have been recast to conform to the 2012 presentation.

The December 31, 2011 consolidated statement of cash flows has been revised to reflect a reclassification of $12.5 million from operating activities to investing activities ($8.9 million) and to financing activities ($3.6 million). The December 31, 2010 consolidated statement of cash flows has been revised to reflect a reclassification of $1.4 million from operating activities to investing activities. The revisions are related to the correction of the classification of premium payments on company-owned life insurance policies, proceeds received on those policies and loans under those policies. This revision did not affect the consolidated statement of earnings and comprehensive income for the years ended December 31, 2011 or 2010.

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

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. See Note 19 to the Consolidated Financial Statements for disclosures on pension and postretirement benefits.

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

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

We recognize the tax benefits of an uncertain tax position if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

Taxes collected from customers and remitted to governmental authorities are reported on a net basis.

Earnings per Common Share. Basic earnings per share is computed by dividing the earnings from continuing operations attributable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in the building products industries in various geographic regions. No one customer accounted for 10% or more of our total consolidated net sales in the years 2012, 2011, and 2010. We monitor the creditworthiness of our customers and generally do not require collateral.

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

Inventories. Inventories are valued at the lower of cost or market. Inventories also include certain samples used in ongoing sales and marketing activities. See Note 8 to the Consolidated Financial Statements for further information on our accounting for inventories.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The principal assumptions utilized in our impairment tests for definite-lived intangible assets include operating profit adjusted for depreciation and amortization. The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rate and operating profit assumptions are derived from those utilized in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our intangible assets did not change from prior periods.

See Note 12 to the Consolidated Financial Statements for disclosure on intangible assets.

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

Financial Instruments and Derivatives. From time to time, we use derivatives and other financial instruments to offset the effect of currency, interest rate and commodity price variability. See Notes 20 and 21 to the Consolidated Financial Statements for further discussion.

Share-based Employee Compensation. For awards with only service and performance conditions that have a graded vesting schedule, we recognize compensation expense on a straight-line basis over the vesting period for the entire award. For awards with market conditions, we recognize compensation expense over the derived service period. See Note 25 to the Consolidated Financial Statements for additional information on share-based employee compensation.

Subsequent Events. We have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in the Annual Report on Form 10-K were issued.

Recently Adopted Accounting Standards

During 2011, we adopted guidance that is now part of Accounting Standards Codification (“ASC”) 350: “Intangibles – Goodwill and Other.” The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. There was no impact on our financial statements from the adoption of this guidance.

During 2012, we adopted guidance which is now part of ASC 220: “Presentation of Comprehensive Income.” The guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. There was no impact on our financial condition, results of operations or cash flows as a result of this presentation.

During 2012, we adopted guidance which is now part of ASC 820: “Fair Value Measurement.” The guidance changes several aspects of the fair value measurement guidance including items such as the concepts of highest and best use and incorporation of premiums and discounts in fair value measurement. The guidance also requires companies to present more disclosures surrounding valuation techniques and unobservable inputs used in Level 3 fair value measurement including a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. There was no impact on our financial condition, results of operations or cash flows as a result of this guidance.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11: “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” in conjunction with the International Accounting Standards Board’s issuance of amendments to International Financial Reporting Standard (“IFRS”) 7: “Disclosures – Offsetting Financial Assets and Financial Liabilities.” The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) with financial statements prepared under IFRS. The guidance is to be applied retrospectively and will be effective for us beginning January 1, 2013. Since this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In July 2012, the FASB issued new guidance that is now part of ASC 350: “Intangibles – Goodwill and Other.” The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test on indefinite-lived intangible assets. Because the objective of this new guidance is to simplify how entities test for indefinite-lived intangible asset impairment, it will not have a material impact on our financial condition, results of operations or cash flows.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

For the year ended 2012	Building Products	Resilient Flooring	Wood Flooring	Unallocated Corporate	Total
Net sales to external customers	$1,218.9	$939.4	$460.6	—	$2,618.9
Equity (earnings) from joint venture	(55.9)	—	—	—	(55.9)
Segment operating income (loss)(1)	230.4	56.9	37.3	($53.4)	271.2
Restructuring charges	—	(0.4)	—	—	(0.4)
Segment assets	975.1	617.6	326.4	935.2	2,854.3
Depreciation and amortization	62.2	28.7	11.1	9.0	111.0
Asset impairment	4.6	0.5	0.6	—	5.7
Investment in joint venture	133.5	—	—	—	133.5
Capital additions	107.9	81.5	14.4	9.2	213.0

For the year ended 2011	Building Products	Resilient Flooring	Wood Flooring	Unallocated Corporate	Total
Net sales to external customers	$1,237.5	$1,002.3	$483.3	—	$2,723.1
Equity (earnings) from joint venture	(54.9)	—	—	—	(54.9)
Segment operating income (loss)(1)	226.1	15.7	43.4	($45.4)	239.8
Restructuring charges	1.5	6.8	(0.2)	0.9	9.0
Segment assets	935.6	575.9	329.5	1,153.7	2,994.7
Depreciation and amortization	57.8	32.3	10.5	11.0	111.6
Asset impairment	—	2.2	0.7	—	2.9
Investment in joint venture	141.0	—	—	—	141.0
Capital additions	101.6	43.1	9.8	6.6	161.1

For the year ended 2010	Building Products	Resilient Flooring	Wood Flooring	Unallocated Corporate	Total
Net sales to external customers	$1,135.5	$1,013.2	$479.1	—	$2,627.8
Equity (earnings) from joint venture	(45.0)	—	—	—	(45.0)
Segment operating income (loss)(1)	171.0	13.1	(45.8)	($50.8)	87.5
Restructuring charges	3.2	13.9	0.9	4.0	22.0
Segment assets	931.4	582.6	340.7	1,067.7	2,922.4
Depreciation and amortization	62.5	38.6	26.4	13.8	141.3
Asset impairment	—	2.1	22.4	6.1	30.6
Investment in joint venture	188.6	—	—	—	188.6
Capital additions	47.7	24.0	12.2	5.8	89.7

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

	2012	2011	2010
Segment operating income	$271.2	$239.8	$87.5
Interest expense	53.7	48.5	21.2
Other non-operating expense	0.5	1.3	1.2
Other non-operating income	(3.5)	(3.8)	(8.0)

Earnings from continuing operations before income taxes	$220.5	$193.8	$73.1

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The sales in the table below are allocated to geographic areas based upon the location of the customer.

	2012	2011	2010
Geographic Areas
Net trade sales
Americas:
United States	$1,646.9	$1,672.1	$1,603.7
Canada	187.9	179.6	179.4
Other Americas	38.1	42.9	39.5

Total Americas	$1,872.9	$1,894.6	$1,822.6

Europe, Middle East & Africa:
Germany	$119.9	$147.8	$146.3
United Kingdom	81.2	85.6	79.9
Russia	63.2	51.2	38.6
France	61.4	71.2	77.4
Other Europe, Middle East & Africa	181.1	228.2	247.8

Total Europe, Middle East & Africa	$506.8	$584.0	$590.0

Pacific Rim:
Australia	$80.4	$86.1	$85.3
China	74.5	73.6	57.1
Other Pacific Rim	84.3	84.8	72.8

Total Pacific Rim	$239.2	$244.5	$215.2

Total net trade sales	$2,618.9	$2,723.1	$2,627.8

	2012	2011
Property, plant and equipment, net at December 31,
Americas:
United States	$648.4	$641.3
Other Americas	7.9	1.9

Total Americas	$656.3	$643.2

Europe, Middle East & Africa:
Germany	$119.6	$113.7
Other Europe, Middle East & Africa	49.6	43.1

Total Europe, Middle East & Africa:	$169.2	$156.8

Pacific Rim:
China	$147.5	$58.3
Other Pacific Rim	32.0	29.6

Total Pacific Rim	$179.5	$87.9

Total property, plant and equipment, net	$1,005.0	$887.9

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the first quarter of 2012, we made the decision to permanently close a previously idled ceiling tile plant in Mobile, AL. As a result, in the first quarter we recorded accelerated depreciation of $9.3 million for machinery and equipment and a $4.6 million impairment charge for the buildings in cost of goods sold. We also recorded an additional $1.7 million in accelerated depreciation related to the machinery and equipment during the remainder of 2012. The fair values were determined by management estimates and an independent valuation based on

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

information available at that time (considered Level 2 inputs in the fair value hierarchy as described in Note 19 to the Consolidated Financial Statements).

During the fourth quarter of 2012, we made the decision to permanently close a previously idled engineered wood flooring production facility in Statesville, NC. As a result, we recorded accelerated depreciation of $0.6 million for machinery and equipment and a $0.6 million impairment charge for the buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy).

During the third quarter of 2011, we recorded an asset impairment charge of $2.2 million in SG&A expense for a European Resilient Flooring office building. The fair value was determined by management estimates of market prices based upon information available, including offers received from potential buyers of the property (considered Level 3 inputs in the fair value hierarchy).

During the fourth quarter of 2011, we recorded asset impairment charges of $1.1 million in cost of goods sold for two previously occupied manufacturing facilities. The fair values were determined by management estimates and independent market valuations based on information available at that time. The valuation information included sales of similar facilities and estimates of market prices (considered Level 2 inputs in the fair value hierarchy) for these assets. We sold one of the facilities in the fourth quarter of 2012 and the other in the first quarter of 2013.

NOTE 4 ACQUISITIONS

In the fourth quarter of 2011, we acquired Canada-based Intalite, Inc., which operated under the name Simplex, for $4.2 million. The acquisition, which was financed from existing cash balances, expands our technical capabilities, broadens our specialty ceilings portfolio and improves our service and lead times for customers in North America. The acquisition was accounted for under the purchase method of accounting.

As of December 31, 2009, we owned 80% of our Shanghai, China ceiling operations. During the fourth quarter of 2009, we made deposits of $3.3 million to initiate the purchase of the remaining 20% interest. During the first quarter of 2010, we completed the acquisition with additional cash payments of $7.8 million. We recorded the difference between the purchase price and the net book value of the net equity acquired within capital in excess of par value.

NOTE 5. DIVESTITURES

See Note 6 to the Consolidated Financial Statements for a discussion of the 2012 divestiture of our cabinets business, which was accounted for as a discontinued operation.

In the fourth quarter of 2010, the sale of our European metal ceilings contract installation business resulted in a loss of $5.8 million which was recorded in SG&A expenses.

NOTE 6. DISCONTINUED OPERATIONS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”) for $27 million in cash. During the third quarter, we recorded an impairment charge of $17.5 million to the cabinets’ assets to reflect the expected proceeds from the sale. The sale was completed in October 2012. The transaction is subject to working capital adjustments which are expected to be completed in the first quarter of 2013.

The financial results of the cabinets business have been reclassified as discontinued operations for all periods presented. The Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operation.

The following is a summary of the operating results of the cabinets business (previously shown as the Cabinets reporting segment), which are included in discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	2012	2011	2010
Net sales	$115.7	$136.4	$138.6
(Loss) before income tax	(20.8)	(0.6)	(6.4)
Income tax benefit	7.7	0.2	2.3

Net (loss) from discontinued operations	($13.1)	($0.4)	($4.1)

The following is a summary of the assets and liabilities of the discontinued operations as of December 31, 2011.

December 31, 2011
Accounts and notes receivable, net	$11.1
Inventories, net	12.8
Other assets	0.5

Current assets of discontinued operations	$24.4

December 31, 2011
Property, plant and equipment, net	15.0
Other assets	3.7

Noncurrent assets of discontinued operations	$18.7

December 31, 2011
Accounts payable and accrued expenses	$6.4

Liabilities of discontinued operations	$6.4

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2012	December 31, 2011
Customer receivables	$228.1	$251.1
Customer notes	4.5	1.7
Miscellaneous receivables	7.6	7.9
Less allowance for warranties, discounts and losses	(35.6)	(39.3)

Accounts and notes receivable, net	$204.6	$221.4

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 8. INVENTORIES

	December 31, 2012	December 31, 2011
Finished goods	$265.9	$266.0
Goods in process	27.6	25.1
Raw materials and supplies	107.8	110.8
Less LIFO and other reserves	(31.5)	(25.8)

Total inventories, net	$369.8	$376.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Approximately 63% and 66% of our total inventory in 2012 and 2011, respectively, was valued on a LIFO (last-in, first-out) basis. Inventory values were lower than would have been reported on a total FIFO (first-in, first-out) basis by $18.1 million and $15.6 million in 2012 and 2011, respectively.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities rather than types of inventory. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2012	December 31, 2011
International locations	$132.3	$126.2
U.S. sourced products	3.6	3.1

Total	$135.9	$129.3

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

The sourced products represent certain finished goods sourced from third party manufacturers, primarily from foreign suppliers.

NOTE 9. OTHER CURRENT ASSETS

	December 31, 2012	December 31, 2011
Prepaid expenses	$39.0	$27.2
Assets held for sale	1.8	6.2
Fair value of derivative assets	0.3	2.4
Other	1.2	2.3

Total other current assets	$42.3	$38.1

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2012	December 31, 2011
Land	$111.6	$111.3
Buildings	318.4	297.3
Machinery and equipment	940.7	827.2
Computer software	11.5	16.1
Construction in progress	206.6	134.8
Less accumulated depreciation and amortization	(583.8)	(498.8)

Net property, plant and equipment	$1,005.0	$887.9

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $310 million. Through December 31, 2012, we have incurred approximately $175 million related to these projects. The spending will be incurred through 2015 with the majority of the remaining spending expected to occur in 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

See Note 2 to the Consolidated Financial Statements for discussion of policies related to property and depreciation and asset retirement obligations.

NOTE 11. EQUITY INVESTMENTS

Investment in joint venture at December 31, 2012 reflected the equity interest in our 50% investment in our Worthington Armstrong Venture (“WAVE”) joint venture.

We use the equity in earnings method to determine the appropriate classification of distributions from WAVE within our cash flow statement. During 2012, 2011 and 2010, WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings. Accordingly, the distributions in these years were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows. Distributions from WAVE in 2012, 2011 and 2010 were $63.5 million, $102.4 million (including a special distribution of $50.1 million in December 2011), and $51.0 million, respectively.

The WAVE joint venture is reflected in our consolidated financial statements using the equity method of accounting. In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale. In those circumstances, we record the sales and associated costs within our consolidated financial statements. The total sales associated with these transactions were $114.3 million, $119.0 million and $102.5 million for the years ended 2012, 2011 and 2010, respectively.

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $188.9 million as of December 31, 2012 and $194.7 million as of December 31, 2011. These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are composed of the following fair value adjustments to assets:

	December 31, 2012	December 31, 2011
Property, plant and equipment	$0.7	$1.0
Other intangibles	157.8	163.3
Goodwill	30.4	30.4

Total	$188.9	$194.7

Other intangibles include customer relationships, trademarks and developed technology. Customer relationships are amortized over 20 years and developed technology is amortized over 15 years. Trademarks have an indefinite life.

See Exhibit 99.1 for WAVE’s consolidated financial statements. Condensed financial data for WAVE is summarized below:

	December 31, 2012	December 31, 2011
Current assets	$113.3	$115.0
Non-current assets	38.5	36.2
Current liabilities	24.9	23.8
Other non-current liabilities	243.2	242.0

	2012	2011	2010
Net sales	$368.0	$367.2	$332.2
Gross profit	163.7	155.7	137.5
Net earnings	125.5	123.7	105.8

See discussion in Note 30 to the Consolidated Financial Statements for additional information on this related party.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 12. INTANGIBLE ASSETS

We conduct our annual impairment testing of non-amortizable intangible assets during the fourth quarter. In 2010 our impairment analysis determined that the carrying value of our Wood Flooring trademarks was in excess of the fair value. We determined the fair value of these intangible assets by utilizing relief from royalty analysis that incorporated projections of revenue and cash flows. The initial fair value for these intangible assets was determined in 2006 as part of fresh start reporting. The fair values were negatively affected by lower expected future sales in the U.S. residential housing market. Based on the result of the analysis, we recorded non-cash impairment charges of $22.4 million in the fourth quarter of 2010. See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for intangible assets.

The following table details amounts related to our intangible assets as of December 31, 2012 and 2011:

		December 31, 2012		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$51.9	$166.0	$43.6
Developed technology	15 years	81.9	33.8	81.1	28.3
Other	Various	15.0	1.3	14.6	1.0

Total		$262.3	$87.0	$261.7	$72.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.4		352.8

Total intangible assets		$614.7		$614.5

	2012	2011	2010
Amortization expense	$14.1	$14.0	$13.9
Intangible asset impairment	—	—	22.4

Total amortization expense and impairment charges	$14.1	$14.0	$36.3

The expected annual amortization expense for the years 2013 through 2017 is approximately $14 million.

NOTE 13. OTHER NON-CURRENT ASSETS

	December 31, 2012	December 31, 2011
Cash surrender value of Company owned life insurance policies	$58.8	$58.5
Debt financing costs	23.9	21.3
Other	10.8	10.5

Total other non-current assets	$93.5	$90.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2012	December 31, 2011
Payables, trade and other	$216.7	$209.0
Employment costs	81.6	91.9
Other	48.0	52.4

Total accounts payable and accrued expenses	$346.3	$353.3

NOTE 15. SEVERANCE AND RELATED COSTS

See Note 16 to the Consolidated Financial Statements for a discussion of severance charges associated with restructuring actions.

In the second quarter of 2012, we recorded $3.4 million for severance and related costs in SG&A expense ($3.2M) and cost of goods sold ($0.2M) to reflect approximately 35 position eliminations in our European Building Products business, primarily as a result of streamlining SG&A functions.

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

In addition to the charges described above, in 2010 we also recorded $6.3 million of severance and related expenses for employees affected by the elimination of approximately 160 other manufacturing and SG&A positions around the world. The charges were recorded in SG&A expense ($4.5 million) and cost of goods sold ($1.8 million).

NOTE 16. RESTRUCTURING ACTIONS

During the third quarter of 2010, management made several significant decisions to address our cost structure. Given the materiality to our financial statements and impact to our operations, we decided to classify charges related to these actions as restructuring charges. The following table summarizes the restructuring charges recorded in 2012, 2011 and 2010:

Action Title	2012	2011	2010	Segment
Floor Products Europe	($0.4)	$6.4	$11.8	Resilient Flooring
North America SG&A	—	1.4	5.8	Unallocated Corporate, Resilient Flooring, Building Products
Beaver Falls plant	—	1.4	2.3	Building Products
Montreal	—	—	1.2	Resilient Flooring
Wood products	—	(0.2)	0.9	Wood Flooring

Total	($0.4)	$9.0	$22.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Floor Products Europe: In the third quarter of 2010, we announced our intent to focus our European flooring strategy on products and regions in which we believe we can be a market leader, and to streamline our product range and sales organization accordingly. During the fourth quarter of 2010, we withdrew from the residential market and, as a result, we sold our Teesside, UK manufacturing facility. In addition, during the second quarter of 2011, we ceased production at our heterogeneous vinyl flooring plant in Holmsund, Sweden. This facility was sold in December 2012.

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

Through December 31, 2012, we have incurred expense of $29.5 million related to this initiative. We do not expect to incur further material restructuring costs related to this initiative.

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

Through December 31, 2012, we have incurred restructuring expense of $7.2 million related to this initiative. We do not expect to incur further material restructuring costs related to this initiative.

Beaver Falls Plant: In the third quarter of 2010, we announced that the Beaver Falls, PA, plant was scheduled to close in 2011. Production at the facility ended March 31, 2011, and production requirements have been transitioned to other facilities. The decision to close the plant was driven by the location and layout of the plant, technology limitations and the continued limited demand for the products we made at the plant.

In addition to the restructuring costs reflected in the table above, we also recorded $6.6 million of accelerated depreciation and $4.8 million of closure-related costs in 2011 in cost of goods sold. We also recorded $10.0 million of accelerated depreciation in cost of goods sold in 2010.

Through December 31, 2012, we have incurred expense of $25.1 million related to this initiative. We do not expect to incur additional costs in the future as the plant was sold in 2011. The sale resulted in a net gain of $0.7 million which was recorded in SG&A in 2011.

Montreal: In the third quarter of 2010, we announced the closing of our warehouse and previously idled plant in Montreal, Canada. The facility closed in the fourth quarter of 2010. The decision to close this facility was driven by our ability to service the demand for our resilient tile products from our other manufacturing locations.

In addition to the restructuring costs reflected in the previous table, we also recorded $6.5 million of fixed asset write-downs in cost of goods sold in 2010.

We do not expect to incur further restructuring costs related to this initiative.

Wood Products: In the third quarter of 2010, we announced the closing of our previously idled Center, TX plant and a portion of our previously idled Oneida, TN plant. Operations at Center and the strip mill operations at Oneida ceased in the fourth quarter of 2010. The decision to close these facilities was driven by our ability to service the demand for our wood products from our other manufacturing locations.

In addition to the restructuring costs reflected in the previous table, we also recorded $14.9 million of fixed asset write-downs and lease termination costs in cost of goods sold in 2010.

We do not expect to incur further restructuring costs related to these locations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following table summarizes activity in the restructuring accruals.

	Severance and Related Costs
	Floor Products Europe	North America SG&A	Beaver Falls Plant	Montreal	Wood Products	Total
December 31, 2010	$6.1	$4.7	$1.9	$1.2	$0.6	$14.5
Net charges (reversals)	6.4	1.4	1.4	—	(0.2)	9.0
Cash payments	(9.6)	(5.6)	(3.2)	(1.2)	(0.4)	(20.0)
Other	0.3	—	—	—	—	0.3

December 31, 2011	$3.2	$0.5	$0.1	—	—	$3.8
Reversals	(0.4)	—	—	—	—	(0.4)
Cash payments	(2.3)	(0.5)	—	—	—	(2.8)
Other	0.2	—	—	—	—	0.2

December 31, 2012	$0.7	—	$0.1	—	—	$0.8

The amounts in “Other” are related to the effects of foreign currency translation.

Most of the accrual balance as of December 31, 2012 is expected to be paid in 2013.

NOTE 17. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2010 through 2012, as well as future reversals of existing taxable temporary differences and projections of future profit before tax and foreign source income.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

We have established a valuation allowance in the amount of $205.5 million consisting of $16.0 million for federal capital loss carryovers and statutorily limited operating loss carryovers, $16.2 million for state deferred tax assets, primarily operating loss carryovers, and $173.3 million for foreign deferred tax assets, primarily foreign operating loss carryovers.

We have $1,145.6 million of state net operating loss (“NOL”) carryforwards with expirations between 2013 and 2032. In addition, we have $587.6 million of foreign NOL carryforwards, of which $540.2 million are available for carryforward indefinitely and $47.4 million expire between 2013 and 2027. We also have U.S. foreign tax credit carryforwards of $119.1 million expiring between 2013 and 2022, and federal alternative minimum tax credit carryforwards of $13.8 million with no expiration date.

Our valuation allowances at December 31, 2012, increased from December 31, 2011 by a net amount of $10.6 million. This includes a net increase for certain foreign deferred tax assets of $23.9 million and net decreases of $10.8 million for federal deferred tax assets and $2.5 million for certain deferred state income tax assets. The

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

increase in the valuation allowance for deferred foreign income tax assets was primarily due to additional foreign losses and other deferred tax assets, partially offset by the impact of current year income and carryforward expirations. The decrease in the valuation allowance for deferred federal income tax assets of $10.8 million was primarily due to the release of the valuation allowance against foreign tax credits of $15.7 million offset by an increase in a valuation allowance for certain statutorily limited federal losses of $4.9 million. The decrease in the valuation allowance for certain deferred state income tax assets of $2.5 million was primarily due to expirations and changes in deferred tax assets. We estimate we will need to generate future federal taxable income of $340.4 million, including foreign source income of $53.0 million, to fully realize the foreign tax credits before they expire in 2022. We estimate we will need to generate future taxable income of approximately $1,230.8 million for state income tax purposes during the respective realization periods in order to fully realize the net deferred income tax assets discussed above.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize federal tax attributes, including foreign tax credits, if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. There have been no ownership changes as defined in the Internal Revenue Code subsequent to our bankruptcy emergence. Future ownership changes could have an impact on our ability to utilize the deferred tax assets discussed above.

	December 31, 2012	December 31, 2011
Deferred income tax assets (liabilities)
Postretirement benefits	$105.9	$116.3
Pension benefit liabilities	30.7	17.8
Net operating losses	218.6	247.8
Foreign tax credit carryforwards	119.1	118.2
Other	104.2	95.5

Total deferred income tax assets	578.5	595.6
Valuation allowances	(205.5)	(194.9)

Net deferred income tax assets	373.0	400.7

Intangibles	(245.6)	(253.4)
Accumulated depreciation	(83.8)	(86.6)
Inventories	(20.8)	(21.9)
Other	(5.3)	(10.5)

Total deferred income tax liabilities	(355.5)	(372.4)

Net deferred income tax assets	$17.5	$28.3

Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—current	$49.9	$45.3
Deferred income tax assets—noncurrent	35.1	46.4
Deferred income tax liabilities—current	(1.3)	(2.4)
Deferred income tax liabilities—noncurrent	(66.2)	(61.0)

Net deferred income tax assets	$17.5	$28.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	2012	2011	2010
Details of taxes
Earnings (loss) before income taxes:
Domestic	$188.6	$221.2	$236.3
Foreign	31.9	(3.9)	(17.1)
Eliminations of dividends from foreign subsidiaries	—	(23.5)	(146.1)

Total	$220.5	$193.8	$73.1

Income tax provision (benefit):
Current:
Federal	$24.1	$3.1	$24.0
Foreign	13.1	16.7	10.5
State	4.4	2.7	(0.1)

Total current	41.6	22.5	34.4

Deferred:
Federal	27.2	55.0	24.8
Foreign	1.8	(1.6)	(3.0)
State	5.5	5.1	1.8

Total deferred	34.5	58.5	23.6

Total income tax expense	$76.1	$81.0	$58.0

We are currently expanding international operations by constructing three new plants in China and one in Russia.

During 2011, we reevaluated our position with regards to foreign unremitted earnings and as part of this review it was determined that unremitted earnings would be permanently reinvested. We continue to permanently reinvest unremitted earnings. Accordingly we have not recorded U.S. income or foreign withholding taxes on approximately $234 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because we currently plan to keep these amounts permanently invested overseas. It is not practical to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

	2012	2011	2010
Reconciliation to U.S. statutory tax rate
Continuing operations tax at statutory rate	$77.2	$67.8	$25.6
State income tax expense, net of federal benefit	6.2	7.7	1.6
(Decrease) in valuation allowances on deferred domestic income tax assets	(0.7)	(0.8)	(2.2)
Increase in valuation allowances on deferred foreign income tax assets	14.9	14.7	14.9
Tax on foreign and foreign-source income	(8.2)	(2.8)	(4.4)
Permanent book/tax differences	(0.9)	0.6	1.1
Impact of health care reform legislation on Medicare Part D subsidy	—	—	22.0
IRS audit settlement	2.2	—	—
Net benefit due to increase in foreign tax credits	(15.7)	(6.6)	—
Other	1.1	0.4	—
Tax on unremitted earnings	—	—	(0.6)

Tax expense at effective rate	$76.1	$81.0	$58.0

During 2010 and 2011, we recorded $169.6 million of dividends from our foreign subsidiaries related to unremitted foreign earnings for which we previously recorded a net deferred tax liability as the earnings were not considered

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

permanently reinvested. The receipt of the foreign dividends in 2011 provided an opportunity to elect to credit foreign taxes that were previously deducted. In 2011, we increased the deferred tax assets by $21.1 million offset by a valuation allowance of $15.7 million, for a net tax benefit of $5.4 million to reflect the net impact of the foreign tax credit over the tax deduction for the foreign taxes. When establishing the valuation allowance, we considered the levels of historical and forecasted taxable and foreign source income, the duration of statutory carryforward periods, and our experience with net operating losses and tax credit carryforwards. Based on that analysis and the expiration period of the foreign tax credit carryforward, we recorded the valuation allowance discussed above.

In 2012, we released the valuation allowance with respect to the foreign tax credits of $15.7 million. The release was a result of increased foreign source income due to changes to certain supply contracts resulting in additional foreign source income and positive recent trending of other foreign source income, primarily from our export sales and reduced expense allocations. These items changed the mix of income by recharacterizing domestic source income to foreign source income; thus increasing our ability to utilize the foreign tax credits.

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

We recognize the tax benefits of an uncertain tax position only if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

We have $138.4 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2012, $90.6 million ($88.1 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate that UTB’s may decrease by $0.7 million due to statutes expiring and increase by $6.9 million due to uncertain tax positions expected to be taken on tax returns.

We account for all interest and penalties on uncertain income tax positions as income tax expense. We reported $1.9 million of interest and penalty exposure as accrued income tax in the Consolidated Balance Sheet as of December 31, 2012.

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, Germany, India, the Netherlands, the United Kingdom and the United States. Generally, we have open tax years subject to tax audit on average of between three years and six years. Our U.S. income tax returns from 2007 to 2009 are currently under review by the IRS. With respect to these years, we have extended the statute of limitations to June 30, 2014. All tax years prior to 2007 have been settled with the IRS. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2007. Other than the U.S., we have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. The tax years 2007 through 2011 are subject to future potential tax adjustments.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

We had the following activity for UTB’s for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Unrecognized tax benefits balance at January 1,	$127.2	$126.3	$57.5
Gross change for current year positions	10.2	4.1	71.5
Increases for prior period positions	7.8	1.4	2.5
Decrease for prior period positions	(6.1)	(3.9)	(2.4)
Decrease due to settlements and payments	—	—	(1.8)
Decrease due to statute expirations	(0.7)	(0.7)	(1.0)

Unrecognized tax benefits balance at December 31,	$138.4	$127.2	$126.3

	2012	2011	2010
Other taxes
Payroll taxes	$55.4	$58.3	$61.0
Property, franchise and capital stock taxes	11.4	12.1	13.5

NOTE 18. DEBT

	December 31, 2012	Average year-end interest rate	December 31, 2011	Average year-end interest rate
Term loan A due 2015	$237.5	3.47%	$250.0	3.30%
Term loan B due 2018	788.5	4.00%	545.9	4.25%
Tax exempt bonds due 2025—2041	45.0	1.00%	45.0	0.99%
Other	—	—	2.1	1.98%

Subtotal	1,071.0	3.76%	843.0	3.79%
Less current portion and short-term debt	33.0	3.60%	20.1	3.42%

Total long-term debt, less current portion	$1,038.0	3.76%	$822.9	3.80%

On November 23, 2010, we refinanced our $1.1 billion credit facility and executed a $1.05 billion senior credit facility. This facility consisted of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and a $550 million Term Loan B. This $1.05 billion senior credit facility was secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. In 2010, in connection with the refinancing, we repaid amounts owed under the previous credit facility and wrote off $3.8 million of unamortized debt financing costs related to our previous credit facility to interest expense.

On March 10, 2011, we amended our $1.05 billion senior credit facility. The amended terms of Term Loan B resulted in a lower LIBOR floor (1.0% vs. 1.5%) and interest rate spread (3.0% vs. 3.5%). We also extended its maturity from May 2017 to March 2018. All other terms, conditions and covenants were unchanged from the November 23, 2010 agreement. In connection with the amendment to Term Loan B, we paid a $5.5 million prepayment premium (representing one percent of the principal amount of Term Loan B). The premium was capitalized and is being amortized into interest expense over the life of the loan. Additionally, we paid approximately $1.6 million of fees to third parties which was reflected in interest expense.

On March 22, 2012, we amended our $1.05 billion senior credit facility. We added $250 million to our existing Term Loan B facility. The amended $1.3 billion facility is made up of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $250 million Term Loan A and an $800 million Term Loan B. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. In connection with the additional $250 million Term Loan B borrowings, we paid $8.1 million for bank fees. This amount was capitalized and is being amortized into interest expense over the life of the loan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The senior credit facility includes two financial covenants which require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and require the ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“consolidated leverage ratio”) to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 through March 31, 2015, and 3.75 to 1.0 thereafter. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants. As of December 31, 2012 we were in compliance with all covenants of the credit agreement.

The Revolving Credit and Term Loan A portions are currently priced at a spread of 3.0% over LIBOR and the Term Loan B portion is priced at 3.0% over LIBOR with a 1.0% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. The unpaid balances of Term Loan A ($237.5 million), Revolving Credit ($0 million) and Term Loan B ($788.5 million) of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.

Under the senior credit facility beginning December 31, 2013, we are subject to year-end leverage tests that may trigger mandatory prepayments. If our consolidated leverage ratio is greater than 2.0 to 1.0 but less than 2.5 to 1.0 as of December 31, 2013, we would be required to make a prepayment of 25% of fiscal year Consolidated Excess Cash Flow as defined by the credit agreement. If our Consolidated Leverage Ratio is greater than 2.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow. These annual payments would be made beginning in the first quarter of 2014.

We have a $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”). The purchase and letter of credit commitments under the program are due to expire in December 2014. Under this agreement Armstrong World Industries and Armstrong Hardwood Flooring Company (the Originators) sell their accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction, therefore any receivables sold to ARC are not available to the general creditors of AWI. ARC then sells an undivided interest in the purchased accounts receivables to the funding entity. This undivided interest acts as collateral for drawings on the facility. Any borrowings under this facility are obligations of ARC and not AWI. ARC contracts with and pays a servicing fee to Armstrong World Industries to manage, collect and service the purchased accounts receivables.

All new receivables under the program generated by the originators are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by ARC, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. ARC has issued subordinated notes payable to the originators for the difference between the face amount of uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The subordinated notes issued by ARC are subordinated to the undivided interests of the funding entity in the purchased receivables. The balance of the subordinated notes payable, which are eliminated in consolidation, totaled $100.6 million and $98.3 million as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 we had no borrowings under this facility but had $56.7 million of letters of credit issued under the facility.

On December 16, 2010 we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, West Virginia to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit. These bonds mature in 2041.

None of the remaining outstanding debt as of December 31, 2012 was secured with buildings and other assets. The credit lines at our foreign subsidiaries are subject to immaterial annual commitment fees.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Scheduled payments of long-term debt:

2013	$33.0
2014	45.5
2015	183.0
2016	8.0
2017	8.1
2018 and later	793.4

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements. On December 31, 2012, we had a $250 million revolving credit facility with a $150 million sublimit for letters of credit, of which $14.7 million was outstanding. There were no borrowings under the revolving credit facility. Availability under this facility totaled $235.3 million as of December 31, 2012. We also have the $100 million securitization facility which as of December 31, 2012 had letters of credit outstanding of $56.7 million and no borrowings against it. Maximum capacity under this facility was $59.8 million (of which $3.1 million was available), subject to accounts receivable balances and other collateral adjustments, as of December 31, 2012. As of December 31, 2012, our foreign subsidiaries had available lines of credit totaling $17.3 million of which $1.7 million was available only for letters of credit and guarantees. There were $0.8 million of letters of credit and guarantees issued under these credit lines as of December 31, 2012, leaving an additional letter of credit availability of $0.9 million. There were no borrowings under these lines of credit as of December 31, 2012 leaving $15.6 million of unused lines of credit available for foreign borrowings.

On December 31, 2012, we had outstanding letters of credit totaling $71.7 million, of which $14.7 million was issued under the revolving credit facility, $56.7 million was issued under the securitization facility and $0.3 million of international subsidiary letters of credit were issued by other banks. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

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

We use a December 31 measurement date for our U.S. defined benefit plans.

	2012	2011
U.S. defined-benefit pension plans
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,933.0	$1,867.7
Service cost	15.7	15.6
Interest cost	90.7	92.3
Plan amendments	—	0.5
Actuarial loss	194.0	79.3
Benefits paid	(140.5)	(122.4)

Benefit obligation as of end of period	$2,092.9	$1,933.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	2012	2011
Change in plan assets:
Fair value of plan assets as of beginning of period	$1,941.6	$1,946.6
Actual return on plan assets	267.5	113.0
Employer contribution	4.0	4.4
Benefits paid	(140.5)	(122.4)

Fair value of plan assets as of end of period	$2,072.6	$1,941.6

Funded status of the plans	($20.3)	$8.6

	2012	2011
U.S. defined-benefit pension plans
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	3.95%	4.85%
Rate of compensation increase	3.10%	3.10%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.85%	5.10%
Expected return on plan assets	6.50%	7.25%
Rate of compensation increase	3.10%	3.10%

The accumulated benefit obligation for the U.S. defined benefit pension plans was $2,070.7 million and $1,913.6 million at December 31, 2012 and 2011, respectively.

	2012	2011
U.S. pension plans with benefit obligations in excess of assets
Projected benefit obligation, December 31	$59.9	$49.4
Accumulated benefit obligation, December 31	58.9	48.5
Fair value of plan assets, December 31	—	—

The components of the pension credit are as follows:

	2012	2011	2010
U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$15.7	$15.6	$16.4
Interest cost on projected benefit obligation	90.7	92.3	96.4
Expected return on plan assets	(140.0)	(152.5)	(167.0)
Amortization of prior service cost	1.9	1.9	1.8
Recognized net actuarial loss	23.4	19.2	4.3

Net periodic pension credit	($8.3)	($23.5)	($48.1)

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

Each asset class utilized by the RIP has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2012 and 2011 position for each asset class:

	Target Weight at December 31, 2012	Position at December 31,
Asset Class		2012	2011
Domestic equity	11%	12%	17%
International equity	13%	12%	18%
Global equity	6%	7%	—
High yield bonds	5%	5%	5%
Long duration bonds	59%	57%	53%
Real estate	5%	5%	6%
Other fixed income	1%	2%	1%

The change in position from December 31, 2011 to December 31, 2012 reflects a planned change in our allocation targets.

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

The following table sets forth by level within the fair value hierarchy a summary of the RIP’s assets measured at fair value on a recurring basis:

	Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$1,166.1	$0.9	$1,167.0
Domestic equity	$147.0	99.9	—	246.9
International equity	53.1	201.8	—	254.9
Global equity	128.6	—	—	128.6
High yield bonds	—	102.0	—	102.0
Real estate	—	—	103.3	103.3
Other investments	—	—	5.5	5.5
Short term investments and other, net	63.2	1.2	—	64.4

Net assets	$391.9	$1,571.0	$109.7	$2,072.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Long duration bonds	—	$1,017.2	—	$1,017.2
Domestic equity	$218.4	117.0	—	335.4
International equity	107.8	205.7	—	313.5
High yield bonds	—	98.7	—	98.7
Real estate	—	—	$109.8	109.8
Other investments	—	—	5.3	5.3
Short term investments and other, net	63.4	(1.7)	—	61.7

Net assets	$389.6	$1,436.9	$115.1	$1,941.6

The table below sets forth a summary of changes in the fair value of the RIP’s level 3 assets for the years ended December 31, 2011 and 2012:

	Level 3 Assets Gains and Losses
	Real Estate	Other Investments	Long Duration Bonds	Total
Balance, December 31, 2010	$103.1	$5.5	—	$108.6
Realized (loss)	(1.8)	—	—	(1.8)
Unrealized gain (loss)	12.5	(0.2)	—	12.3
Purchases, (sales), issuances, (settlements), net	(4.0)	—	—	(4.0)

Balance, December 31, 2011	$109.8	$5.3	—	$115.1
Realized (loss) gain	2.2	—	—	2.2
Unrealized gain (loss)	7.2	0.1	—	7.3
Transfers from Level 2	—	—	$0.4	0.4
Purchases	2.3	0.4	0.5	3.2
Sales	(18.2)	(0.1)	—	(18.3)
Settlements	—	(0.2)	—	(0.2)

Balance, December 31, 2012	$103.3	$5.5	$0.9	$109.7

Following is a description of the valuation methodologies used for assets measured at fair value.

There have been no changes in the methodologies used at December 31, 2012 and 2011.

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

Domestic, International and Global equity securities: Consists of investments in common and preferred stocks as well as investments in registered investment funds investing in equities tailored to institutional investors. Common and preferred stocks are valued at the closing price reported on the active market on which the individual securities are traded. There are no readily available market quotations for registered investment company funds. The fair value is based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.

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

Short Term Investments and other, net: Cash and short term investments consist of cash and cash equivalents and other payables and receivables (net). The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments. Other payables and receivables consist primarily of margin on account for a fund, accrued fees and receivables related to investment positions liquidated for which proceeds had not been received at December 31. The carrying amounts of payables and receivables approximate fair value due to the short-term nature of these instruments.

The RIP has $1,102.8 million and $1,012.1 million of investments in alternative investment funds at December 31, 2012 and December 31, 2011, respectively, which are reported at fair value, and we have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at NAV under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the RIP’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the RIP’s interest in the funds.

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. An incremental component was added for the expected return from active management based both on the RIP’s experience and on historical information obtained from the RIP’s investment consultants. These forecast gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.5% per annum for 2012.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	2012	2011
U.S. defined-benefit retiree health and life insurance plans
Change in benefit obligation:
Benefit obligation as of beginning of period	$297.7	$304.4
Service cost	1.2	2.1
Interest cost	12.3	14.1
Plan participants’ contributions	6.0	6.0
Plan amendments	—	(3.0)
Effect of curtailments	—	(8.4)
Actuarial (gain) loss	(17.4)	9.8
Benefits paid, gross	(28.9)	(29.8)
Medicare subsidy receipts	0.9	2.5

Benefit obligation as of end of period	$271.8	$297.7

	2012	2011
Change in plan assets:
Fair value of plan assets as of beginning of period	—	—
Employer contribution	$22.0	$21.3
Plan participants’ contributions	6.0	6.0
Benefits paid, gross	(28.9)	(29.8)
Medicare subsidy receipts	0.9	2.5

Fair value of plan assets as of end of period	$—	$—

Funded status of the plans	($271.8)	($297.7)

	2012	2011
U.S. defined-benefit retiree health and life insurance plans
Weighted-average discount rate used to determine benefit obligations at end of period	3.75%	4.75%
Weighted-average discount rate used to determine net periodic benefit cost for the period	4.75%	4.90%

The components of postretirement benefits costs are as follows:

	2012	2011	2010
U.S. defined-benefit retiree health and life insurance plans
Service cost of benefits earned during the period	$1.2	$2.1	$2.4
Interest cost on accumulated postretirement benefit obligation	12.3	14.1	14.8
Amortization of prior service cost	(0.6)	(0.1)	—
Amortization of net actuarial gain	(7.5)	(2.1)	(6.3)

Net periodic postretirement benefit cost	$5.4	$14.0	$10.9

As a result of the elimination of future benefits for certain employees, we recorded a curtailment gain of $8.4 million in 2011 in cost of goods sold. This gain is not reflected in the table above.

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.6% for pre-65 retirees and 7.8% for post-65 retirees was assumed for 2012, decreasing ratably to an ultimate rate of 5% in 2019. Assumed health care cost trend rates have a significant effect on the amounts

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
U.S. retiree health and life insurance benefits plans
Effect on total service and interest cost components	$3.7	($2.8)
Effect on postretirement benefit obligation	9.3	(8.4)

Amounts recognized in assets and (liabilities) at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2012	2011	2012	2011
Prepaid pension costs	$39.6	$58.0	—	—
Accounts payable and accrued expenses	(3.8)	(3.7)	($23.3)	($25.5)
Postretirement benefit liabilities	—	—	(248.5)	(272.2)
Pension benefit liabilities	(56.1)	(45.7)	—	—

Net amount recognized	($20.3)	$8.6	($271.8)	($297.7)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at year end consist of:

	Pension Benefits		Retiree Health and Life Insurance Benefits
	2012	2011	2012	2011
Net actuarial (loss) gain	($737.2)	($694.1)	$56.0	$45.9
Prior service (cost) credit	(9.5)	(11.4)	2.2	2.8

Accumulated other comprehensive (loss) income	($746.7)	($705.5)	$58.2	$48.7

We expect to amortize $41.8 million of previously unrecognized prior service cost and net actuarial losses into the pension credit in 2013. We expect to amortize $4.1 million of previously unrecognized net actuarial gains and prior service credits into postretirement benefit cost in 2013.

We expect to contribute $3.8 million to our U.S. defined benefit pension plans and $23.3 million to our U.S. postretirement benefit plans in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	Pension Benefits	Retiree Health and Life Insurance Benefits, Gross	Retiree Health Medicare Subsidy Receipts
2013	$129.9	$24.4	($1.1)
2014	130.8	24.3	(1.2)
2015	130.5	24.2	(1.3)
2016	131.5	22.7	(1.3)
2017	132.0	22.0	(1.5)
2018—2022	673.1	97.9	(9.0)

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

We use a December 31 measurement date for all of our non-U.S. defined benefit plans.

	2012	2011
Non-U.S. defined-benefit pension plans
Change in benefit obligation:
Benefit obligation as of beginning of period	$355.9	$354.6
Service cost	2.1	3.6
Interest cost	15.7	17.9
Plan participants’ contributions	0.2	0.8
Foreign currency translation adjustment	12.3	(1.6)
Effects of plan settlements and curtailments	—	(1.0)
Actuarial loss	42.8	15.8
Benefits paid	(23.8)	(34.2)

Benefit obligation as of end of period	$405.2	$355.9

	2012	2011
Change in plan assets:
Fair value of plan assets as of beginning of period	$184.0	$188.7
Actual return on plan assets	16.7	10.7
Employer contribution	17.9	17.5
Plan participants’ contributions	0.2	0.8
Foreign currency translation adjustment	7.5	0.5
Benefits paid	(23.8)	(34.2)

Fair value of plan assets as of end of period	$202.5	$184.0

Funded status of the plans	($202.7)	($171.9)

	2012	2011
Non-U.S. defined-benefit pension plans
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	3.50%	4.50%
Rate of compensation increase	2.60%	3.10%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.50%	5.00%
Expected return on plan assets	5.40%	6.60%
Rate of compensation increase	3.10%	3.10%

	2012	2011
Non-U.S. pension plans with benefit obligations in excess of assets
Projected benefit obligation, December 31	$405.2	$354.8
Accumulated benefit obligation, December 31	396.3	347.6
Fair value of plan assets, December 31	202.5	182.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The components of the pension cost are as follows:

	2012	2011	2010
Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$2.1	$3.6	$5.4
Interest cost on projected benefit obligation	15.7	17.9	18.3
Expected return on plan assets	(10.3)	(13.2)	(13.4)
Amortization of net actuarial loss	1.4	0.3	0.3

Net periodic pension cost	$8.9	$8.6	$10.6

Investment Policies

Each of the funded non-U.S. pension plan’s primary investment objectives is to earn sufficient long-term returns on investments both to increase the ratio of the assets to liabilities in order for the plans to meet their benefits obligations and to minimize required cash contributions to the plans. This is to be achieved by (a) investing primarily in publicly-traded equities, (b) limiting return volatility by diversifying investments among additional asset classes with differing expected rates of return and return correlations, and (c) utilizing long duration bonds to limit the volatility of the plans’ asset/liability ratios.

Each of the plans has a targeted asset allocation for each asset class. The table below shows, for each asset class, the weighted average of the several plans’ asset allocation targets and positions at December 31, 2012 and 2011:

	Target Weight at December 31, 2012	Position at December 31,
Asset Class		2012	2011
Equities	41%	42%	41%
Long duration bonds	49%	49%	49%
Other fixed income	1%	1%	1%
Real estate	9%	8%	9%

The following table sets forth by level within the fair value hierarchy a summary of our non-U.S. plan assets measured at fair value on a recurring basis:

	Value at December 31, 2012
Description	Level 1	Level 2	Total
Bonds	—	$100.6	$100.6
Equities	—	84.7	84.7
Real estate	—	15.6	15.6
Cash and other short term investments	$1.6	—	1.6

Net assets	$1.6	$200.9	$202.5

	Value at December 31, 2011
Description	Level 1	Level 2	Total
Bonds	—	$93.0	$93.0
Equities	—	74.4	74.4
Real estate	—	15.3	15.3
Cash and other short term investments	$1.3	—	1.3

Net assets	$1.3	$182.7	$184.0

Following is a description of the valuation methodologies used for non-U.S. plan assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011.

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

The non-U.S. pension plans have $200.4 million and $182.2 million of investments in alternative investment funds at December 31, 2012 and December 31, 2011, respectively, which are reported at fair value. We have concluded that the net asset value reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at net asset value under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the plans’ interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the plans’ interest in the funds.

Basis of Rate-of-Return Assumption

Long-term asset class return forecasts were obtained from investment professionals. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. These forecast asset class returns were weighted by the plans’ target asset class weights, yielding a long-term return forecast of 5.4% and 6.6% for the years ended December 31, 2012 and 2011, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	2012	2011
Accounts payable and accrued expenses	($11.0)	($10.9)
Pension benefit liabilities	(191.7)	(161.0)

Net amount recognized	($202.7)	($171.9)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) at year end consist of:

	2012	2011
Net actuarial (loss)	($62.7)	($25.9)

Accumulated other comprehensive (loss)	($62.7)	($25.9)

We expect to amortize $2.6 million of previously unrecognized net actuarial losses into pension cost in 2013.

The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $396.3 million and $348.8 million at December 31, 2012 and 2011, respectively.

We expect to contribute $15.5 million to our non-U.S. defined benefit pension plans in 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

Pension Benefits
2013	$19.6
2014	19.7
2015	20.9
2016	20.8
2017	21.3
2018—2022	115.9

Costs for other worldwide defined contribution benefit plans and multiemployer pension plans were $13.6 million in 2012, $12.8 million in 2011 and $11.7 million in 2010.

NOTE 20. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total debt, including current portion	($1,071.0)	($1,075.9)	($843.0)	($835.2)
Foreign currency contract obligations	(1.8)	(1.8)	1.1	1.1
Natural gas contracts	(2.7)	(2.7)	(9.3)	(9.3)
Interest rate swap contracts	(25.7)	(25.7)	(14.0)	(14.0)

The carrying amounts of cash and cash equivalents of $336.4 million at December 31, 2012 and $480.6 million at December 31, 2011 (made up of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

As of December 31, 2012 we had no restricted cash on our balance sheet. As of December 31, 2011, we had $1.5 million of restricted cash held by a trustee related to the construction of our Millwood, WV mineral wool plant. The trustee had invested the cash in money market investments. The carrying value on our balance sheet approximated the fair value because of the short-term maturity of the instruments.

Refer to Note 19 for a discussion of fair value and the related inputs used to measure fair value.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2012		December 31, 2011
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Total debt, including current portion	($792.4)	($283.5)	($545.9)	($289.3)
Foreign currency contract obligations	(1.8)	—	1.1	—
Natural gas contracts	—	(2.7)	—	(9.3)
Interest rate swap contracts	—	(25.7)	—	(14.0)

We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition. We use forward swaps and option contracts to hedge these exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges that we designate as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark-to-market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2012, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At December 31, 2012 and December 31, 2011, the notional amount of these hedges was $21.5 million and $47.2 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2012 and 2011. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of December 31, 2012, our major, pre-hedging foreign currency exposures are to the Canadian dollar, the Australian dollar and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $129.7 million and $128.3 million at December 31, 2012 and December 31, 2011, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2012 and 2011.

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $21.8 million at December 31, 2011. We did not have any open hedges related to intercompany loans and dividends as of December 31, 2012.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2012 and December 31, 2011. Our derivative assets and liabilities not designated as hedging instruments were not material as of December 31, 2012 and December 31, 2011.

	Asset Derivatives			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$2.7	$7.2
Natural gas commodity contracts	Other non-current assets	—	—	Other long-term liabilities	—	2.1
Foreign exchange contracts	Other current assets	$0.3	$2.4	Accounts payable and accrued expenses	2.1	1.3
Interest rate swap contracts	Other current assets	—	—	Other long-term liabilities	25.7	14.0

Total derivatives designated as hedging instruments		$0.3	$2.4		$30.5	$24.6

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Reclassified from AOCI into Income (Effective Portion)
	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	($2.7)	($9.1)	Cost of goods sold	($8.8)	($6.7)
Foreign exchange contracts – purchases and sales	(1.7)	1.0	Cost of goods sold	(1.9)	(3.5)
Interest rate swap contracts	(25.7)	(14.0)	Interest Expense	—	—

Total	($30.1)	($22.1)		($10.7)	($10.2)

(a)	As of December 31, 2012 the amount of existing losses in Accumulated OCI expected to be recognized in earnings over the next twelve months is $4.3 million.

Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial in 2012 and 2011. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of gain recognized in income for derivative instruments not designated as hedging instruments was $4.7 million for the year ended December 31, 2011. There was no gain or loss recognized in 2012.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 22. GUARANTEES

In connection with our disposition of certain assets through a variety of unrelated transactions, we have entered into contracts that included various indemnity provisions, some of which are customary for such transactions, while others hold the acquirer of the assets harmless with respect to liabilities relating to such matters as taxes, environmental and other litigation. Some of these provisions include exposure limits, but many do not. Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contractual provisions. For contracts under which an indemnity claim has been received, a liability of $3.6 million has been recorded as of December 31, 2012, which is included in environmental liabilities as disclosed in Note 31 to the Consolidated Financial Statements.

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

The following table summarizes the activity for the accrual of product warranties for December 31, 2012 and 2011:

	2012	2011
Balance at beginning of period	$12.1	$11.9
Reductions for payments	(15.1)	(16.5)
Current year warranty accruals	15.5	17.2
Preexisting warranty accrual changes	(1.0)	(0.4)
Effects of foreign exchange translation	—	(0.1)

Balance at end of period	$11.5	$12.1

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 24. OTHER LONG-TERM LIABILITIES

	December 31, 2012	December 31, 2011
Long-term deferred compensation arrangements	$23.4	$24.7
Long-term portion of derivative liabilities	25.7	16.1
U.S. workers’ compensation	8.4	10.3
Postemployment benefit liabilities	7.2	8.0
Environmental liabilities	10.7	7.3
Other	11.2	12.4

Total other long-term liabilities	$86.6	$78.8

NOTE 25. SHARE-BASED COMPENSATION PLANS

The 2006 Long-Term Incentive Plan (“2006 Plan”) authorized us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees, and was scheduled to terminate on October 2, 2016. On June 24, 2011 our shareholders approved an amendment and restatement of the 2006 Plan, resulting in the 2011 Long-Term Incentive Plan (the “LTIP”). The 2006 Plan originally authorized up to 5,349,000 shares of common stock for issuance, and the amendment authorized an additional 1,600,000 shares of common stock for issuance, for a total of 6,949,000, which includes all shares that have been issued under the 2006 Plan. The amendment also extended the expiration date of the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

LTIP to June 24, 2021, after which time no further awards may be made. As of December 31, 2012, 2,576,839 shares were available for future grants under the LTIP.

	Year Ended December 31, 2012
	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding at beginning of period	2,024.2	$28.30
Options granted	510.2	49.26
Option adjustment for dividend	342.9	28.69
Option shares exercised	(545.6)	(22.34)		$16.3
Options forfeited	(20.7)	(37.83)

Option shares outstanding at end of period	2,311.0	$30.05	7.2	$47.8
Option shares exercisable at end of period	1,151.5	22.98	5.9	$32.0
Option shares vested and expected to vest	2,149.3	29.41	7.1	$45.8

	Year Ended December 31, 2011
	Number of shares (thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding at beginning of period	1,978.4	$24.02
Options granted	476.5	41.64
Option shares exercised	(359.5)	(21.33)		$8.7
Options forfeited	(66.1)	(34.89)
Options expired	(5.1)	(22.55)

Option shares outstanding at end of period	2,024.2	$28.30	7.0	$31.6
Option shares exercisable at end of period	1,149.1	23.08	5.6	$23.9
Option shares vested and expected to vest	1,953.2	27.94	6.9	$31.2

We have reserved sufficient authorized shares to allow us to issue new shares upon exercise of all outstanding options. Options generally become exercisable in two to four years and expire 10 years from the date of grant. When options are actually exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises. The total grant date fair value of options exercised during the year ended December 31, 2012 was $5.7 million. Cash proceeds received from options exercised for the year ended December 31, 2012 were $12.2 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions for the years 2012, 2011 and 2010 are presented in the table below.

	2012	2011	2010
Weighted-average grant date fair value of options granted (dollars per option)	$20.29	$17.32	$15.44
Assumptions
Risk free rate of return	1.2%	2.4%	2.8%
Expected volatility	41.4%	39.5%	38.1%
Expected term (in years)	6.1	6.0	6.1
Expected dividend yield	0.0%	0.0%	0.0%

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

Under the terms of the LTIP, the Management Development and Compensation Committee of our Board of Directors is required to make equitable adjustments to stock option grants if there is a change in our capital structure. The special cash dividend in March 2012 qualified as a change to our capital structure under the terms of the LTIP. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $57.38 (the New York Stock Exchange Volume Weighted Average Price (“NYSE VWAP”) on March 29, 2012, the day before the ex-dividend date) and $49.21 (NYSE VWAP on March 30, 2012, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore there was no incremental cost recognized in our financial statements due to the resulting award adjustments described in the table below.

	Pre-Dividend Grant Terms		Post-Dividend Grant Terms
Year Granted	Number of Shares	Exercise Price	Number of Shares	Exercise Price
2006	262,418	$22.55	305,992	$19.34
2007	83,452	30.62	97,306	26.26
2008	171,792	21.85	200,318	18.74
2009	100,209	10.34	116,851	8.87
2010	608,278	26.21 – 29.23	709,309	22.48 – 25.07
2011	434,674	38.65 – 47.47	506,873	33.15 – 40.71
2012	403,750	50.38	470,805	43.21

The special cash dividend in December 2010 also qualified as a change to our capital structure under the terms of the 2006 Plan. We used the Black-Scholes option pricing model to determine the fair value of the awards before and after the special cash dividend, using consistent assumptions for the risk free rate of return, expected term, expected volatility and expected dividend yield. The stock prices used in the before and after calculations were $52.86 (the NYSE VWAP on December 10, 2010, the day before the ex-dividend date) and $40.59 (the NYSE VWAP on December 13, 2010, the ex-dividend date), respectively. For all option grants, the fair value of the award before and after the dividend remained the same. Therefore, there was no incremental cost recognized in our financial statements due to these award modifications. The following changes were made to the options outstanding as a result of this change:

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

	Pre-Dividend Grant Terms		Post-Dividend Grant Terms
Year Granted	Number of Shares	Exercise Price	Number of Shares	Exercise Price
2006	707,535	$29.37	921,281	$22.55
2007	64,100	39.88	83,452	30.62
2008	151,904	28.45 – 36.74	197,834	21.85 – 28.21
2009	107,779	13.46	140,371	10.34
2010	502,682	34.13 – 38.06	654,673	26.21 – 29.23

We have also granted restricted stock and restricted stock units. These awards generally had vesting periods of three to four years at the grant date. A summary of the 2012 and 2011 activity related to these awards follows:

	Non-Vested Stock Awards
	Number of shares	Weighted- average fair value at grant date
December 31, 2010	72,951	$36.52
Granted	72,104	41.56
Vested	(13,482)	(36.38)
Forfeited	(3,396)	(41.47)

December 31, 2011	128,177	$39.20
Granted	51,470	50.30
Vested	(39,444)	(38.17)
Forfeited	(12,317)	(46.01)

December 31, 2012	127,886	$43.32

In addition to options and restricted stock and restricted stock units, we have also granted performance restricted stock and performance restricted stock units. These awards generally had vesting periods of two to four years at the grant date. A summary of the 2012 and 2011 activity related to these awards follows:

	Non-Vested Performance Stock Awards
	Number of shares	Weighted- average fair value at grant date
December 31, 2010	272,027	$38.09
Granted	162,756	41.66
Vested	(3,311)	(40.67)
Forfeited	(63,093)	(38.67)

December 31, 2011	368,379	$39.54
Granted	140,400	50.33
Vested	(179,056)	(38.40)
Forfeited	(36,248)	(40.85)

December 31, 2012	293,475	$45.24

In 2012 and 2011, we granted both restricted stock awards and performance based awards to the participants in our long term incentive plan. The restricted stock awards entitle the recipient to a specified number of shares of Armstrong’s common stock provided the prescribed three year service period is fulfilled. The performance based stock awards entitle the recipient to a specified number of shares of Armstrong’s common stock provided the defined financial targets are achieved at the end of 2014 and 2013, respectively. In addition to these awards, in

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

2010, we granted our Chief Executive Officer performance restricted stock units vesting equally on December 31, 2012 and 2013, provided that specified stock price targets are achieved. During 2011, the performance target for the grant vesting December 31, 2012 was achieved. Additionally, in January 2013, the performance target for the grant vesting December 31, 2013 was achieved.

In addition to the equity awards described above, as of December 31, 2012 we had 20,616 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan. These awards are settled in cash and generally had vesting periods of one to three years. The awards are generally payable six months following the director’s separation from service. The total liability recorded for these shares as of December 31, 2012 was $1.8 million which includes associated dividends. The awards under the 2006 Phantom Stock Unit Plan are not reflected in the Non-Vested Stock Awards tables above. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under the plan.

During 2008, we adopted the 2008 Directors Stock Unit Plan. At December 31, 2012 and 2011, there were 127,689 and 105,427 restricted units, respectively, outstanding under the 2008 Directors Stock Unit Plan. In 2012 and 2011, we granted 22,262 and 22,590 restricted stock units, respectively, to non-employee directors. These awards generally have a vesting period of one year, and as of December 31, 2012 and 2011, 97,427 and 68,879 shares, respectively, were vested but not yet delivered. The awards are generally payable six months following the director’s separation from service. During 2011, we released 28,884 shares to five retired directors. Additionally, as a result of these retirements, the directors forfeited 8,042 shares in 2011. The awards granted under the 2008 Directors Stock Unit Plan are not reflected in the Non-Vested Stock Awards table above.

We recognize share-based compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $16.2 million ($11.2 million net of tax benefit) in 2012; $11.2 million ($7.5 million net of tax benefit) in 2011, and $5.6 million ($3.7 million net of tax benefit) in 2010. Share-based compensation expense is recorded as a component of SG&A expenses. The benefits of tax deductions in excess of grant date fair value from the exercise of stock options and vesting of share-based awards for the years ended December 31, 2012 and 2011 was $3.7 million and $3.0 million, respectively. To the extent the vesting date value is greater than the grant date value, the excess tax benefit is a credit to additional paid in capital (“APIC”), but only if it reduces income tax currently payable. Due to our NOL, the credit to APIC will be suspended until the NOL is fully utilized.

As of December 31, 2012, there was $16.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 26. EMPLOYEE COMPENSATION

Employee compensation is presented in the table below. Charges for severance costs and early retirement incentives to terminated employees that were otherwise recorded as restructuring charges have been excluded.

	2012	2011	2010
Wages,salaries and incentive compensation	$509.7	$542.0	$587.3
Payroll taxes	55.4	58.3	61.0
Pension expense (credits), net	14.2	(2.1)	(25.8)
Insurance and other benefit costs	43.9	46.8	53.1
Share-based compensation	16.2	11.2	5.6

Total	$639.4	$656.2	$681.2

The significant reduction in wages and salaries from 2010 to 2012 is primarily due to our headcount reduction efforts. In addition, 2010 included $11.2 million for severance and related expenses to reflect the separation costs for our former Chairman and Chief Executive Officer.

From 2010 to 2012 the net pension credit has significantly decreased due to discount rate changes and decreases in the expected return on assets assumptions. See Note 19 to the Consolidated Financial Statements for further information.

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

	2012	2011	2010
Rent expense	$20.1	$18.6	$19.8
Sublease (income)	(2.8)	(1.4)	(3.0)

Net rent expense	$17.3	$17.2	$16.8

Future minimum payments at December 31, 2012 by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

	Total Minimum Lease Payments	Sublease (Income)	Net Minimum Lease Payments
Scheduled minimum lease payments
2013	$8.9	($2.0)	$6.9
2014	7.0	(1.4)	5.6
2015	5.7	(1.0)	4.7
2016	2.4	(0.2)	2.2
2017	1.1	(0.1)	1.0
Thereafter	3.3	(0.2)	3.1

Total	$28.4	($4.9)	$23.5

Assets under capital leases at December 31, 2012 and 2011 are not material.

NOTE 28. SHAREHOLDERS’ EQUITY

There were no treasury shares at December 31, 2012 or December 31, 2011.

The balance of each component of accumulated other comprehensive (loss), net of tax as of December 31, 2012 and 2011 is presented in the table below.

	December 31, 2012	December 31, 2011
Foreign currency translation adjustments	$30.1	$23.1
Derivative (loss), net	(19.2)	(14.0)
Pension and postretirement adjustments	(482.3)	(424.1)

Accumulated other comprehensive (loss)	($471.4)	($415.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

The amounts and related tax effects allocated to each component of other comprehensive income (loss) for 2012, 2011, and 2010 are presented in the table below.

	Pre-tax Amount	Tax Benefit	After-tax Amount
2012
Foreign currency translation adjustments	$7.0	—	$7.0
Derivative (loss), net	(8.0)	$2.8	(5.2)
Pension and postretirement adjustments	(68.5)	10.3	(58.2)

Total other comprehensive (loss)	($69.5)	$13.1	($56.4)

	Pre-tax Amount	Tax Benefit	After-tax Amount
2011
Foreign currency translation adjustments	($1.6)	—	($1.6)
Derivative (loss), net	(14.4)	$5.4	(9.0)
Pension and postretirement adjustments	(122.3)	43.6	(78.7)

Total other comprehensive (loss)	($138.3)	$49.0	($89.3)

	Pre-tax Amount	Tax Benefit	After-tax Amount
2010
Foreign currency translation adjustments	$0.3	($0.6)	($0.3)
Derivative gain, net	0.7	(0.2)	0.5
Pension and postretirement adjustments	(28.4)	(0.8)	(29.2)
Purchase of non-controlling interest	1.1	—	1.1

Total other comprehensive (loss)	($26.3)	($1.6)	($27.9)

NOTE 29. SUPPLEMENTAL FINANCIAL INFORMATION

	2012	2011	2010
Selected operating expense
Maintenance and repair costs	$90.8	$95.0	$93.6
Research and development costs	30.3	29.2	32.9
Advertising costs	12.2	16.6	27.1
Other non-operating expense
Foreign currency transaction loss, net of hedging activity	$0.3	$0.6	$1.1
Other	0.2	0.7	0.1

Total	$0.5	$1.3	$1.2

Other non-operating income
Interest income	$3.1	$2.8	$7.1
Foreign currency transaction gain, net of hedging activity	0.4	0.2	0.7
Other	—	0.8	0.2

Total	$3.5	$3.8	$8.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

NOTE 30. RELATED PARTIES

We purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries. The total amount of these purchases was approximately $89 million in 2012, $93 million in 2011, and $79 million in 2010. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $14.6 million in 2012, $15.0 million in 2011, and $15.2 million in 2010. The net amounts due from us to WAVE for all of our relationships were $2.6 million and $2.0 million at the end of 2012 and 2011, respectively. See Note 11 to the Consolidated Financial Statements for additional information.

During 2012, we incurred approximately $0.1 million in consulting fees related to services provided by an affiliate of TPG. We also incurred approximately $3.1 million in consulting fees related to services provided by a TPG affiliate in 2010. The amount due, from us to the TPG affiliates, was $0.1 million at the end of 2012. There were no consulting services provided by TPG affiliates in 2011. See Note 1 to the Consolidated Financial Statements for additional information.

NOTE 31. LITIGATION AND RELATED MATTERS

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

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”). The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the adjacent Scappoose Bay. We are

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

currently in an investigation phase for both the Owned Property and the Scappoose Bay and are actively conducting sampling and analysis at these sites. We anticipate submitting a Remedial Investigation Report and Human Health and Ecological Risk Assessments to ODEQ in 2013. At this time, we have determined that it is probable that remedial action for certain portions of the Owned Property will be required. The current estimate of our future liability at the site includes the known investigation work required by the Consent Order and the current projected cost of possible remedies for certain portions of the Owned Property. At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay, although such costs may be material. If additional investigative or remedial action is required by ODEQ, it could result in additional costs greater than the amounts currently estimated and those costs may be material.

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

The principal contaminants at the St. Helens site are arsenic and dioxin compounds from historic operations by prior owners of the plant. As part of the investigation on the site pursuant to the Consent Order, we conducted an analysis of the raw materials used in our manufacturing processes at the St. Helens facility to identify possible sources of these same contaminants. Our testing found low levels of naturally occurring dioxin in sourced clay, known as ball clay, used in the production of some of our fire-retardant products at our St. Helens manufacturing facility. Based on the data from the soil and sediment samples from our St. Helens property and the data from the ball clay, we do not believe that the presence of dioxin in our raw material will have a material impact on our ultimate liability at the site. In addition, consistent with our health and safety policies, we tested employee exposure levels at two facilities representative of our handling procedures at all plants that use this ball clay and, as a result of such testing, do not believe that the ball clay poses a hazard to our employees based on applicable regulatory standards. Based on the manufacturing process and the amount of raw material utilized, we also believe that the dioxin levels in our finished products do not pose a hazard to installers or consumers. While we have not received any claims related to this raw material or our fire-retardant products, there can be no assurance that the raw material or the finished products will not become the subject of legal claims or regulatory actions or that such claims or actions will not have a material adverse effect on our financial condition or results of operations.

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”) that is a portion of the Superfund Site. We are currently in the process of concluding an investigative phase of the Removal Action for the WWTP Landfill. We submitted our final Engineering Evaluation/Cost Analysis to the EPA in the third quarter of 2012, and we expect the EPA to finalize the remedy later in 2013. Our current estimate of future liability includes costs for remedial work for the WWTP Landfill. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, including Rocky Creek (the “Remaining Site”). We have not yet entered into an Order with the EPA for the Remaining Site and, as a result, have not yet commenced an investigation of this portion of the site. At this time, we are able to estimate only a small portion of the probable costs that may be associated with the RI/FS for the Remaining Site. It is anticipated that significant investigative work may be required by the EPA for the Remaining Site. Additionally, we, as well as other parties, may ultimately incur costs in remediating any contamination discovered during the RI/FS. At this time, it is not possible to reasonably estimate the total costs associated with the investigation work, or any resulting remediation therefrom, although such amounts may be material.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

Mobile, AL

In the second quarter of 2012, we recorded a liability for probable and estimable costs associated with the clean closure of a non-hazardous containment pond located on the property of our previously idled Mobile, AL Building Products plant. We have received approval of the closure plan from the Alabama Department of Environmental Management (“ADEM”) and have commenced work. As the work progresses, additional closure actions may become known and reasonably estimable. We are unable to anticipate any additional closure actions that may be required by the ADEM, although amounts associated with such actions may be material.

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

Summary of Financial Position

Liabilities of $10.7 million and $7.3 million at December 31, 2012 and December 31, 2011, respectively, were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at December 31, 2012 or December 31, 2011.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our current knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

On February 15, 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (“Fund”) of a deemed withdrawal relating to the sale of our cabinet business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the notice, we have the opportunity to review the determination with the Fund, identify any inaccuracies in the determination of the claimed amount of unfunded vested plan benefits allocated to us, and to furnish any relevant information to the Fund within 90 days. We intend to pursue these opportunities and are currently evaluating the matter. Accordingly, we do not believe that a withdrawal liability is probable and estimable at this time. If any liability is ultimately determined to exist, an accrual would be recorded within Discontinued Operations due to the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

association with the divestiture of the cabinets business. We do not believe that the ultimate disposition of this matter will have a material adverse effect on our financial condition, liquidity or results of operations.

Prior to the cabinets business divestiture, we made contributions of $0.8 million to the Fund during 2012.

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

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Earnings from continuing operations	$144.4	$112.8	$15.1
Earnings allocated to participating non-vested share awards	(1.0)	(0.8)	—

Earnings from continuing operations attributable to common shares	$143.4	$112.0	$15.1

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2012, 2011, and 2010 (shares in millions):

	2012	2011	2010
Basic shares outstanding	58.9	58.3	57.7
Dilutive effect of stock option awards	0.6	0.5	0.5

Diluted shares outstanding	59.5	58.8	58.2

Options to purchase 26,610, 218,765 and 259,773 shares of common stock were outstanding as of December 31, 2012, 2011, and 2010, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

NOTE 33. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Payment of an additional $1.5 million was made during the remainder of 2012. The unpaid portion of the dividend relates to unvested employee shares and units, and is reflected in current liabilities ($1.6 million) and other long term liabilities ($2.2 million) and will be paid when the underlying shares and units vest. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions)

On November 23, 2010 our Board of Directors declared a special cash dividend in the amount of $13.74 per share, or $803 million in the aggregate. The special cash dividend of $798.6 million was paid on December 10, 2010 to shareholders of record as of December 3, 2010. Approximately $3 million was paid during 2012 when employee shares and units vested. The unpaid portion of the dividend, $1.4 million as of December 31, 2012, is reflected in current liabilities ($0.9 million) and other long term liabilities ($0.5 million) and will be paid when the underlying shares and units vest. The dividend was funded in part by the proceeds of the term loans remaining after repayment of previous debt and in part with existing cash.

The dividends were recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration dates. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In an effort to add consistency to our business systems and processes in the fourth quarter of 2012 we implemented SAP systems in some of our European Building Products facilities. In connection with the SAP implementation, we performed significant pre-implementation planning, design and testing. We continued oversight and testing during the implementation to ensure the effectiveness of internal control over financial reporting. We will continue with our system implementation in some of our European Building Products facilities during 2013.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Code of Ethics,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2013 annual meeting of shareholders to be filed no later than April 30, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors – Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2013 annual meeting of shareholders to be filed no later than April 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Company’s proxy statement for its 2013 annual meeting of shareholders to be filed no later than April 30, 2013.

EQUITY COMPENSATION PLAN INFORMATION

This table provides information on Armstrong’s equity compensation plans. On June 24, 2011 our shareholders approved an amendment and restatement of the 2006 Long-Term Incentive Plan, resulting in the 2011 Long-Term Incentive plan. The figures in column (a) represent stock options to purchase Armstrong Common Shares granted under the Company’s 2006 Long-Term Incentive Plan which are now considered to have been issued under the 2011 Long-Term Incentive plan. The figures in columns (b) and (c) relate to the same Plan. The Common Shares in column (c) have been adjusted to reflect the Common Shares tendered from share tax withholding. All figures are as of December 31, 2012 as specified by SEC regulations.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,310,950	$30.05	2,576,839
Equity compensation plans not approved by security holders	0	Not Applicable	0
Totals	2,310,950	$30.05	2,576,839

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2013 annual meeting of shareholders to be filed no later than April 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2013 annual meeting of shareholders to be filed no later than April 30, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Listing of Documents

1.	The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2012 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 40.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 (filed herewith as Exhibit 99.1).

3.	The following exhibits are filed as part of this 2012 Annual Report on Form 10-K:

Exhibit No.	Description

2	Armstrong World Industries, Inc.’s Fourth Amended Plan of Reorganization dated May 23, 2003 (as modified by modifications filed with the Bankruptcy Court on October 17, 2003, November 10, 2003, December 3, 2004 and February 21, 2006) is incorporated by reference from the 2005 Annual Report on Form 10-K, filed on February 24, 2006, wherein it appeared as Exhibit 2.3.

3.1	Amended and Restated Certificate of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Bylaws of Armstrong World Industries, Inc. as amended, are incorporated by reference from the Current Report on Form 8-K filed on August 6, 2010, wherein they appeared as Exhibit 3.1.

10.1	Amended and Restated Credit Agreement dated as of November 23, 2010, among the company, the other borrower and guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the other lenders party thereto, JP Morgan Chase Bank, N.A., as syndication agent, Barclays Bank PLC, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc. and Barclays Capital, the investment banking division of Barclays Bank, PLC, as co-lead arrangers and joint book makers, is incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.1.

10.2	Amendment No. 1 dated as March 10, 2011, of the Credit Agreement by and among the Company, the other borrower and the guarantors named therein and Bank of America, N.A., as administrative agent, is incorporated by reference from the Current Report on Form 8-K filed on March 11, 2011, wherein it appeared as Exhibit 10.1.

10.3	Amendment No. 2, dated as of March 22, 2012, of the Credit Agreement by and among the Company, and Armstrong Wood Products, Inc., as borrowers, the guarantors identified therein, and Bank of America, N.A., as administrative agent for and on behalf of the lenders party thereto, is incorporated by reference from the Current Report on Form 8-K filed on March 23, 2012, wherein it appeared as Exhibit 10.1.

10.4	Amended and Restated Security Agreement dated as of November 23, 2010, by and among the Company, the grantors named therein and Bank of America, N.A., as collateral agent, is incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.2.

10.5	Amended and Restated Pledge Agreement dated as of November 23, 2010, by and among the Company, the pledgors named therein and Bank of America, N.A., as collateral agent, is incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.3.

10.6	Amended and Restated Canadian Pledge Agreement dated as of November 23, 2010, by and among the Company and Bank of America, N.A., as collateral agent, incorporated by reference from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.4.

10.7	Equitable Mortgage of Shares dated February 12, 2007, between the Company and Bank of America, N.A., as administrative agent and collateral agent, is incorporated by reference on from the Current Report on Form 8-K filed on November 24, 2010, wherein it appeared as Exhibit 10.5.

10.8	Receivables Purchase Agreement dated as of December 10, 2010, by and among the Company, as initial servicer and collection agent, Armstrong Receivables Company LLC, as seller, Atlantic Asset Securitization LLC, as conduit purchaser, and Credit Agricole Corporate and Investment Bank, as administrative agent, an issuer of letters of credit and related committed purchaser, is incorporated by reference from the Current Report on Form 8-K filed on December 14, 2010, wherein it appeared as Exhibit 10.1.

10.9	Purchase and Sale Agreement dated as of December 10, 2010, by and among the Company, as originator and as initial servicer, Armstrong Hardwood Flooring Company, as originator, and Armstrong Receivables Company LLC, is incorporated by reference from the Current Report on Form 8-K filed on December 14, 2010, wherein it appeared as Exhibit 10.2.

10.10	Omnibus Amendment to Receivables Purchase Agreement and Purchase and Sale Agreement dated as of August 1, 2011, by and among the Company, Armstrong Receivables Company LLC, Armstrong Hardwood Flooring Company, Atlantic Asset Securitization LLC, and Credit Agricole Corporate and Investment Bank, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.9.

10.11	Second Omnibus Amendment to Receivables Purchase Agreement and Purchase and Sale Agreement dated as of December 21, 2011, by and among the Company, Armstrong Receivables Company LLC, as seller, Armstrong Hardwood Flooring Company, as originator, Atlantic Asset Securitization LLC, as resigning conduit purchaser, Credit Agricole Corporate and Investment Bank, as resigning administrative agent, resigning related committed purchaser and resigning LC bank, The Bank of Nova Scotia, as successor administrative agent, successor related committed purchaser and successor LC bank, and Liberty Street Funding LLC, as successor conduit purchaser, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.10.

10.12	Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust Agreement dated as of October 2, 2006, by and among Armstrong World Industries, Inc. and trustees, is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.2.

10.13	Stockholder and Registration Rights Agreement, dated as of October 2, 2006, by and between Armstrong World Industries, Inc. and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.3.

10.14	Stipulation and Agreement with Respect to Claims of Armstrong Holdings, Inc. and Armstrong Worldwide, Inc.; and Motion for Order Approving Stipulation and Agreement are incorporated by reference from the Current Report on Form 8-K filed on February 27, 2007, wherein they appeared as Exhibits 99.2 and 99.3, respectively.

10.15	Non-Disclosure Agreement, dated July 30, 2009, between Armstrong World Industries, Inc. and TPG Capital, L.P. is incorporated by reference from the Schedule 13D filed by TPG Advisors VI, Inc., TPG Advisors V, Inc., David Bonderman and James G. Coulter on August 11, 2009, wherein it appeared as Exhibit 3.

10.16	Undertaking Letter from TPG Capital L.P., dated August 10, 2009, to Armstrong World Industries, Inc. is incorporated by reference from the Schedule 14D-9 filed by Armstrong World Industries, Inc. on September 15, 2009, wherein it appeared as Exhibit (e)(4).

10.17	Underwriting Agreement, dated November 7, 2012, by and among Armstrong World Industries, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters, and The Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust and Armor TPG Holdings, L.P., as the selling shareholders, is incorporated by reference from the Current Report on Form 8-K filed on November 14, 2012, wherein it appeared as Exhibit 1.1.

10.18	Joint Venture Agreement, dated March 23, 1992 between Armstrong Ventures, Inc. and Worthington Ventures, Inc.†

10.19	Management Achievement Plan for Key Executives, effective as of November 28, 1983, as amended April 30, 2007, December 8, 2008, and June 24, 2011, is incorporated by reference to Armstrong World Industries, Inc.’s definitive proxy statement on Schedule 14A for the Armstrong World Industries, Inc. 2011 Annual Meeting of Shareholders held on June 24, 2011, filed on April 28, 2011, wherein it appeared as Exhibit B.*

10.20	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.13.*

10.21	Form of Stock Option Agreement under 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.5.*

10.22	Form of Restricted Stock Award Agreement under 2006 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.6.*

10.23	Form of restricted stock and/or option award under 2006 Long-Term Incentive Plan notice of is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 10.7.*

10.24	Form of restricted stock award under the 2006 Long-Term Incentive Plan is incorporated by reference from the 2007 Annual Report on Form 10-K, filed on February 29, 2008, wherein it appeared as Exhibit 10.35.*

10.25	Form of stock option award under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 1, 2008, wherein it appeared as Exhibit 10.37.*

10.26	Stock option award under the 2006 Long-Term Incentive Plan to Thomas B. Mangas is incorporated by reference from the Current Report on Form 8-K filed on April 6, 2010, wherein it appeared as Exhibit 10.1.*

10.27	Form of stock option award under the 2006 Long-Term Incentive Plan used in connection with awards to Messrs. McNamara and Ready is incorporated by reference from the Current Report on Form 8-K filed on April 6, 2010, wherein it appeared as Exhibit 10.2.*

10.28	Stock option and performance restricted stock unit awards under the 2006 Long-Term Incentive Plan to Donald R. Maier dated September 7, 2010, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.25.*

10.29	Form of stock option and restricted stock unit award under the 2006 Long-Term Incentive Plan used in connection with awards to Messrs. Kane and Grizzle in connection with new hire grants, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.26.*

10.30	Forms of stock option and performance restricted stock unit award under the 2006 Long-Term Incentive Plan used in connection with March 2011 grants to officers (except Donald R. Maier) and new hire grant for Mark A. Hershey, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.27.*

10.31	2011 Long-Term Incentive Plan, effective as of June 24, 2011, is incorporated by reference to Armstrong World Industries, Inc.’s definitive proxy statement on Schedule 14A for the Armstrong World Industries, Inc 2011 Annual Meeting of Shareholders held on June 24, 2011 filed on April 28, 2011, wherein it appeared as Exhibit A.*

10.32	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — U.S. (Executive Officer), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.1.*

10.33	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.2.*

10.34	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — Non-U.S. (Executive Officer)), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.3.*

10.35	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.4.*

10.36	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – Payable in Cash – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.5.*

10.37	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – Payable in Shares – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.6.*

10.38	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance-Based Restricted Stock Units – Payable in Shares – U.S. (Executive Officer)), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.7.*

10.39	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance-Based Restricted Stock Units – Payable in Shares – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.8.*

10.40	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance-Based Restricted Stock Units – Payable in Cash – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.9.*

10.41	Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Performance-Based Restricted Stock Units – Payable in Shares – Non-U.S. (Executive Officer)), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.10.*

10.42	Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the 2010 Annual Report on Form 10-K, filed on February 28, 2011, wherein in appeared as Exhibit 10.4.*

10.43	Bonus Replacement Retirement Plan, effective as of January 1, 1998, as amended January 1, 2007, is incorporated by reference from the 2007 Annual Report on Form 10-K, filed on February 29, 2008, wherein it appeared as Exhibit 10.9.*

10.44	Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.45	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.18.*

10.46	2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K filed on October 26, 2006, wherein it appeared as Exhibit 10.3. A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, filed on March 30, 2007, wherein it appeared as Exhibit 10.36.*

10.47	2007 Award under the 2006 Phantom Stock Unit Agreement and the Schedule of Participating Directors are incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein they appeared as Exhibits 10.1 and 10.2, respectively. *

10.48	Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation Summary is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, wherein it appeared as Exhibit 10.5.*

10.49	Schedule of Armstrong World Industries, Inc. Nonemployee Directors Compensation Summary is incorporated by reference from the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.1.*

10.50	The 2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.51	Form of 2009 Award under the 2008 Director Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.52	Form of 2010 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.53	Form of 2011 and 2012 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.40.*

10.54	Employment Agreement with Matthew J. Espe dated June 24, 2010, is incorporated by reference from the Current Report filed on Form 8-K filed on June 25, 2010, wherein it appeared as Exhibit 10.1.*

10.55	Letter Agreement with Matthew J. Espe dated December 31, 2012, is incorporated by reference from the Current Report filed on Form 8-K filed on January 4, 2013, wherein it appeared as Exhibit 10.4.*

10.56	Offer Letter to Thomas B. Mangas dated December 23, 2009, is incorporated by reference from the Current Report on Form 8-K filed on January 8, 2010, wherein it appeared as Exhibit 99.2.*

10.57	Letter to Frank J. Ready dated January 8, 2010, incorporated by reference from the 2009 Annual Report on Form 10-K, filed on February 26, 2010, wherein it appeared as Exhibit 10.32.*

10.58	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*

10.59	Offer Letter to Thomas M. Kane dated August 14, 2010, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.45.*

10.60	Offer Letter to Mark A. Hershey dated April 21, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 27, 2011, wherein it appeared as Exhibit 99.1.*

10.61	Offer Letter to Donald R. Maier dated January 19, 2010, as amended by a Letter Agreement dated January 17, 2013.*†

10.62	Change in Control Agreement with Matthew Espe dated June 24, 2010, is incorporated by reference from the Current Report on Form 8-K filed on June 25, 2010, wherein it appeared as Exhibit 10.2.*

10.63	Amendment to Change in Control Agreement with Matthew Espe dated December 31, 2012, is incorporated by reference from the Current Report filed on Form 8-K filed on January 4, 2013, wherein it appeared as Exhibit 10.3.*

10.64	Form of Change in Control Agreement with Victor D. Grizzle, Mark A. Hershey, Thomas M. Kane, Donald R. Maier, Thomas B. Mangas, Stephen F. McNamara, and Frank J. Ready, is

incorporated by reference from the Current Report on Form 8-K filed on July 6, 2010, wherein it appeared as Exhibit 10.1.*

10.65	Form of Amendment to Change in Control Agreement with Victor D. Grizzle, Mark A. Hershey, Thomas M. Kane, Donald R. Maier, Thomas B. Mangas, Stephen F. McNamara, and Frank J. Ready, is incorporated by reference from the Current Report filed on Form 8-K filed on January 4, 2013, wherein it appeared as Exhibit 10.1.*

10.66	Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on June 4, 2010, wherein it appeared as Exhibit 10.1.

10.67	Schedule of Directors and Officers who have entered into the form of Indemnification Agreement with Armstrong World Industries, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2010, is incorporated by reference from the Quarterly Report on Form 10-Q filed on October 29, 2012, wherein it appeared as Exhibit 10.2.

11	Computation of Earnings Per Share.†

12	Computation of Ratio of Earnings to Fixed Charges.†

14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.

21	Armstrong World Industries, Inc.’s Subsidiaries.†

23.1	Consent of Independent Registered Public Accounting Firm.†

23.2	Consent of Independent Auditors.†

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012.†

99.2	Shareholders’ Agreement, dated as of August 28, 2009, by and among Armor TPG Holdings LLC and Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (incorporated by reference to Exhibit (d)(3) of the Schedule TO filed on September 3, 2009, by TPG Advisors VI, Inc., Armor TPG Holdings LLC and others with respect to Armstrong World Industries, Inc.).

99.3	Waiver Agreement, dated as of November 5, 2012, by and between Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust and Armor TPG Holdings LLC, is incorporated by reference from the Current Report filed on Form 8-K filed on November 6, 2012, wherein it appeared as Exhibit 99.2.

101	Interactive Data Files**

*	Management Contract or Compensatory Plan.
†	Filed herewith.
**	XBRL – Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Matthew J. Espe
President and Chief Executive Officer

Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant Armstrong and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AWI:

Name	Title
Matthew J. Espe	President and Chief Executive Officer
(Principal Executive Officer)

Thomas B. Mangas	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Stephen F. McNamara	Vice President and Controller
(Principal Accounting Officer)

Stanley A. Askren	Director

Kevin R. Burns	Director

James J. Gaffney	Director

Tao Huang	Director

Michael F. Johnston	Director

Jeffrey Liaw	Director

Larry S. McWilliams	Director

James C. Melville	Director

James J. O’Connor	Director

John J. Roberts	Director

Richard E. Wenz	Director

By:	/s/ Matthew J. Espe
(Matthew J. Espe)
As of February 27, 2013

By:	/s/ Thomas B. Mangas
(Thomas B. Mangas)
As of February 27, 2013

By:	/s/ Stephen F. McNamara
(Stephen F. McNamara)
As of February 27, 2013

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves of Accounts Receivable

(dollar amounts in millions)

	2012	2011	2010
Provision for Losses
Balance at beginning of period	$8.3	$8.8	$8.9
Additions charged to earnings	4.4	6.5	6.8
Deductions	(5.8)	(7.1)	(6.4)
Divestitures/Acquisitions	(0.2)	0.1	(0.5)

Balance at end of period	$6.7	$8.3	$8.8

Provision for Discounts and Warranties
Balance at beginning of period	$31.1	$33.0	$36.9
Additions charged to earnings	159.6	168.0	171.2
Deductions	(161.7)	(169.9)	(175.1)
Divestitures/Acquisitions	(0.1)	—	—

Balance at end of period	$28.9	$31.1	$33.0