Form 10-Q
period 2013-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2013-04-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 23, 2013 – 59,146,248.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends, and our ability to increase revenues, earnings and EBITDA (as such terms are defined by documents incorporated by reference herein). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net sales	$622.3	$636.0
Cost of goods sold	477.8	496.0

Gross profit	144.5	140.0
Selling, general and administrative expenses	112.7	110.7
Restructuring charges, net	—	0.2
Equity earnings from joint venture	(15.2)	(13.6)

Operating income	47.0	42.7
Interest expense	33.2	11.2
Other non-operating (income)	(1.3)	(0.8)

Earnings from continuing operations before income taxes	15.1	32.3
Income tax expense	11.9	13.3

Earnings from continuing operations	3.2	19.0

Net loss from discontinued operations, net of tax benefit of $ - and ($0.3)	—	(0.8)
Loss on sale of discontinued business, net of tax benefit of ($0.1) and $ -	(0.2)	—

Net loss from discontinued operations	(0.2)	(0.8)

Net earnings	$3.0	$18.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.2)	5.3
Derivative gain (loss)	4.3	(2.3)
Pension and postretirement adjustments	8.9	2.4

Total other comprehensive income	7.0	5.4

Total comprehensive income	$10.0	$23.6

Earnings per share of common stock, continuing operations:
Basic	$0.05	$0.32
Diluted	$0.05	$0.32
Loss per share of common stock, discontinued operations:
Basic	—	($0.01)
Diluted	—	($0.01)
Net earnings per share of common stock:
Basic	$0.05	$0.31
Diluted	$0.05	$0.31
Average number of common shares outstanding:
Basic	59.2	58.6
Diluted	59.8	59.1
Dividend declared per common share	—	$8.55

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$278.0	$336.4
Accounts and notes receivable, net	237.1	204.6
Inventories, net	395.3	369.8
Deferred income taxes	53.8	49.9
Income tax receivable	14.8	16.9
Other current assets	46.2	42.3

Total current assets	1,025.2	1,019.9
Property, plant, and equipment, less accumulated depreciation and amortization of $592.5 and $583.8, respectively	1,013.7	1,005.0
Prepaid pension costs	50.1	39.6
Investment in joint venture	134.0	133.5
Intangible assets, net	530.1	527.7
Deferred income taxes	35.7	35.1
Other noncurrent assets	80.9	93.5

Total assets	$2,869.7	$2,854.3

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$4.8	$33.0
Accounts payable and accrued expenses	346.2	346.3
Income tax payable	2.6	4.1
Deferred income taxes	1.3	1.3

Total current liabilities	354.9	384.7
Long-term debt, less current installments	1,065.3	1,038.0
Postretirement benefit liabilities	245.5	248.5
Pension benefit liabilities	239.5	247.9
Other long-term liabilities	81.7	86.6
Income taxes payable	69.5	63.3
Deferred income taxes	78.5	66.2

Total noncurrent liabilities	1,780.0	1,750.5
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 59,146,248 shares in 2013 and 58,934,050 shares in 2012	0.6	0.6
Capital in excess of par value	1,082.5	1,076.8
Retained earnings	116.1	113.1
Accumulated other comprehensive (loss)	(464.4)	(471.4)

Total shareholders’ equity	734.8	719.1

Total liabilities and shareholders’ equity	$2,869.7	$2,854.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2013
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at beginning of period	58,934,050	$0.6	$1,076.8	$113.1	($471.4)	$719.1
Stock issuance	212,198
Share-based employee compensation			5.7			5.7
Net earnings				3.0		3.0
Other comprehensive income					7.0	7.0

Balance at end of period	59,146,248	$0.6	$1,082.5	$116.1	($464.4)	$734.8

	Three Months Ended March 31, 2012
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at beginning of period	58,424,691	$0.6	$1,467.5	$77.1	($415.0)	$1,130.2
Stock issuance	337,368
Share-based employee compensation			11.4			11.4
Net earnings				18.2		18.2
Dividends declared				(95.3)		(95.3)
Dividends declared in excess of retained earnings			(412.9)			(412.9)
Other comprehensive income					5.4	5.4

Balance at end of period	58,762,059	$0.6	$1,066.0	$—	($409.6)	$657.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$3.0	$18.2
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	25.4	34.2
Write off of debt financing costs	18.9	—
Fixed asset impairment	—	4.6
Deferred income taxes	2.4	5.8
Share-based compensation	5.1	4.2
Equity earnings from joint venture	(15.2)	(13.6)
U.S. pension credit	(0.5)	(3.1)
Restructuring charges, net	—	0.2
Restructuring payments	(0.1)	(1.4)
Changes in operating assets and liabilities:
Receivables	(35.2)	(35.1)
Inventories	(29.6)	(11.8)
Other current assets	(3.5)	(14.2)
Other noncurrent assets	(6.0)	0.9
Accounts payable and accrued expenses	16.5	(21.3)
Income taxes payable	6.7	6.6
Other long-term liabilities	(5.2)	(11.7)
Other, net	3.3	4.6

Net cash (used for) operating activities	(14.0)	(32.9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(52.3)	(34.4)
Restricted cash	—	1.3
Return of investment from joint venture	14.9	17.6
Proceeds from (payment of) company owned life insurance, net	0.1	(0.2)

Net cash (used for) investing activities	(37.3)	(15.7)

Cash flows from financing activities:
Payments on revolving credit facility and other debt	—	(1.4)
Proceeds from long-term debt	1,025.0	251.9
Payments of long-term debt	(1,026.0)	(1.5)
Financing costs	(7.2)	(7.6)
Special dividends paid	(0.7)	(0.1)
Proceeds from exercised stock options	2.7	8.3

Net cash (used for) provided by financing activities	(6.2)	249.6

Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.7

Net (decrease) increase in cash and cash equivalents	(58.4)	202.7
Cash and cash equivalents at beginning of year	336.4	480.6

Cash and cash equivalents at end of period	$278.0	$683.3

Supplemental Cash Flow Disclosures:
Interest paid	$11.1	$9.5
Income taxes paid (refunded), net	2.6	(0.5)
Amounts in accounts payable for capital expenditures	14.9	12.0

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

In August 2009, Armor TPG Holdings LLC (“TPG”) and the Asbestos PI Trust entered into agreements whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. The Asbestos PI Trust and TPG together hold more than 50% of AWI’s outstanding shares and have a shareholders’ agreement, pursuant to which they agree to vote their shares together on certain matters. During the fourth quarter of 2012, the Asbestos PI Trust and TPG together sold 5,980,000 of their shares in a secondary public offering. We did not sell any shares and did not receive any proceeds from the offering, and the total number of common shares outstanding did not change as a result of the offering.

In September 2012, we entered into a definitive agreement to sell our cabinets business for $27 million. The sale was completed in October 2012. The transaction is subject to working capital adjustments which are expected to be completed in the second quarter of 2013. The financial results of the cabinets business, which have previously been shown as a separate reporting segment, have been reclassified as discontinued operations for all periods presented. See Note 3 to the Condensed Consolidated Financial Statements for additional financial information related to discontinued operations. The Notes to Condensed Consolidated Financial Statements in this Form 10-Q have been recast to reflect continuing operations, unless otherwise noted.

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2012. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Certain amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2013 presentation.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance that is now part of Accounting Standards Codification (“ASC”) 220: “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The new guidance requires an entity to disclose in a single location the effects of reclassifications out of accumulated other comprehensive income “(“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied prospectively and were effective for us January 1, 2013. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

The FASB also recently issued new guidance that limits the scope of instruments subject to Accounting Standards Update (“ASU”) 2011-11: “Balance sheet – Disclosures about Offsetting Assets and Liabilities” originally issued in December 2011. The new guidance limits the scope of this ASU to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. This guidance is to be applied retrospectively and was effective for us beginning January 1, 2013. Since this guidance impacts presentation only, it had no effect on our financial condition, results of operations or cash flows.

Operating results for the first quarter of 2013 and 2012 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended March 31,
	2013	2012
Net sales to external customers
Building Products	$292.8	$303.1
Resilient Flooring	214.8	227.3
Wood Flooring	114.7	105.6

Total net sales to external customers	$622.3	$636.0

	Three Months Ended March 31,
	2013	2012
Segment operating income (loss)
Building Products	$59.3	$43.3
Resilient Flooring	6.4	10.7
Wood Flooring	0.5	2.5
Unallocated Corporate (expense)	(19.2)	(13.8)

Total consolidated operating income	$47.0	$42.7

	Three Months Ended March 31,
	2013	2012
Total consolidated operating income	$47.0	$42.7
Interest expense	33.2	11.2
Other non-operating income	(1.3)	(0.8)

Earnings from continuing operations before income taxes	$15.1	$32.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	March 31, 2013	December 31, 2012
Segment assets
Building Products	$1,000.2	$975.1
Resilient Flooring	651.5	617.6
Wood Flooring	343.2	326.4
Unallocated Corporate	874.8	935.2

Total consolidated assets	$2,869.7	$2,854.3

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

In March 2012, we made the decision to permanently close a previously idled ceiling tile plant in Mobile, AL. As a result, during the first quarter of 2012 we recorded accelerated depreciation of $9.3 million for machinery and equipment and a $4.6 million impairment charge for buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy).

NOTE 3. – DISCONTINUED OPERATIONS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”) for $27 million in cash. During the third quarter, we recorded an impairment charge of $17.5 million on the cabinets’ assets to reflect the expected proceeds from the sale. The sale was completed in October 2012. The transaction is subject to working capital adjustments which are expected to be completed in the second quarter of 2013.

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

	Three Months Ended March 31,
	2013	2012
Net Sales	—	$32.0
(Loss) before income tax	($0.3)	($1.1)
Income tax benefit	0.1	0.3

Net (loss) from discontinued operations	($0.2)	($0.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2013	December 31, 2012
Customer receivables	$262.5	$228.1
Customer notes	3.1	4.5
Miscellaneous receivables	7.3	7.6
Less allowance for warranties, discounts and losses	(35.8)	(35.6)

Accounts and notes receivable, net	$237.1	$204.6

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	March 31, 2013	December 31, 2012
Finished goods	$281.9	$265.9
Goods in process	21.4	27.6
Raw materials and supplies	128.6	107.8
Less LIFO and other reserves	(36.6)	(31.5)

Total inventories, net	$395.3	$369.8

NOTE 6. OTHER CURRENT ASSETS

	March 31, 2013	December 31, 2012
Prepaid expenses	$39.5	$39.0
Assets held for sale	—	1.8
Fair value of derivative assets	0.6	0.3
Other	6.1	1.2

Total other current assets	$46.2	$42.3

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at March 31, 2013 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended March 31,
	2013	2012
Net sales	$91.9	$90.8
Gross profit	43.3	40.2
Net earnings	33.8	30.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$53.9	$165.4	$51.9
Developed technology	15 years	82.0	35.2	81.9	33.8
Other	Various	20.8	1.5	15.0	1.3

Total		$268.2	$90.6	$262.3	$87.0

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.5		352.4

Total intangible assets		$620.7		$614.7

	Three Months Ended March 31,
	2013	2012
Amortization expense	$3.6	$3.5

NOTE 9. SEVERANCES AND RELATED COSTS

In the first quarter of 2013, we recorded $5.2 million for severance and related costs to reflect approximately 40 position eliminations in our European Resilient Flooring business ($1.8 million in cost of goods sold and $1.0 million in selling, general and administrative expense) and approximately 40 position eliminations in our Resilient Flooring business in Australia ($2.4 million in cost of goods sold).

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended March 31,
	2013	2012
Earnings from continuing operations before income taxes	$15.1	$32.3
Income tax expense	11.9	13.3
Effective tax rate	78.8%	41.2%

The effective tax rate for the first quarter of 2013 was higher than the comparable period of 2012, primarily due to the provision of valuation allowances reducing deferred tax assets generated in the quarter related to increased losses of certain foreign affiliates and other items. In certain foreign jurisdictions, we are in a net operating loss carryforward position and the related deferred tax assets are subject to a full valuation allowance. Therefore, any pretax losses in those jurisdictions do not generate a corresponding income tax benefit.

Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses was incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in our assessment. Specifically with respect to the foreign net operating losses generated in the quarter, we considered the history of cumulative losses in assessing the need for a valuation allowance.

We do not expect to record any material changes during 2013 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2012.

As of March 31, 2013, we consider foreign unremitted earnings to be permanently reinvested.

NOTE 11. DEBT

On March 15, 2013, we refinanced our $1.3 billion senior credit facility and amended the underlying credit agreement. The new facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $550 million Term Loan A and a $475 million Term Loan B. The terms of the facility resulted in a lower interest rate spread (2.5% vs. 3.0%) than our previous facility. We also extended the maturity of Term Loan A from November 2015 to March 2018 and of Term Loan B from March 2018 to March 2020.

The primary covenant change resulting from the refinancing related to mandatory prepayments required under the senior credit facility. This is an annual leverage test beginning with the year ending December 31, 2013, where, if our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“Consolidated Net Leverage Ratio”) is greater than or equal to 3.5 to 1.0, we would be required to make a prepayment of 50% of fiscal year Consolidated Excess Cash Flow, as defined by the credit agreement. If our Consolidated Net Leverage Ratio is less than 3.5 to 1.0, no prepayment would be required. This test is on a fiscal year basis, except for the first period ending December 31, 2013, for which the Consolidated Excess Cash Flow is calculated for the period April 1, 2013 to December 31, 2013. During the first three months of 2013, we were in compliance with all covenants of the previous and amended senior credit facilities.

In connection with the refinancing, we incurred $8.1 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs related to our previous credit facility to interest expense.

On March 28, 2013, we amended our $100 million Securitization facility with Bank of Nova Scotia. We decreased the facility to $75 million to reduce commitment fees on unused capacity. The maturity was extended to March 2016. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $126.4 million as of March 31, 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended March 31,
	2013	2012
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.2	$3.9
Interest cost on projected benefit obligation	19.9	22.7
Expected return on plan assets	(34.1)	(35.0)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial loss	10.2	5.8

Net periodic pension cost (credit)	$0.7	($2.1)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.3
Interest cost on projected benefit obligation	2.4	2.4
Amortization of prior service credit	(0.2)	(0.1)
Amortization of net actuarial gain	(0.9)	(3.0)

Net periodic postretirement benefit cost (credit)	$1.6	($0.4)

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.7	$0.5
Interest cost on projected benefit obligation	3.3	3.9
Expected return on plan assets	(2.4)	(2.5)
Amortization of net actuarial loss	0.7	0.3

Net periodic pension cost	$2.3	$2.2

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Liabilities, net:
Total debt, including current portion	($1,070.1)	($1,076.4)	($1,071.0)	($1,075.9)
Foreign currency contract obligations	(0.5)	(0.5)	(1.8)	(1.8)
Natural gas contracts	(0.2)	(0.2)	(2.7)	(2.7)
Interest rate swap contracts	(23.2)	(23.2)	(25.7)	(25.7)

The carrying amounts of cash and cash equivalents of $278.0 million at March 31, 2013 and $336.4 million at December 31, 2012 (composed of bank deposits), receivables, accounts payable and accrued expenses, short-term debt and current installments of long-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well recognized national market data provider. For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well recognized national market data provider.

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

Liabilities are summarized below:

	March 31, 2013		December 31, 2012
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Liabilities, net:
Total debt, including current portion	($478.0)	($598.4)	($792.4)	($283.5)
Foreign currency contract obligations	(0.5)	—	(1.8)	—
Natural gas contracts	—	(0.2)	—	(2.7)
Interest rate swap contracts	—	(23.2)	—	(25.7)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of March 31, 2013, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At March 31, 2013 and December 31, 2012, the notional amount of these hedges was $17.9 million and $21.5 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the first quarter of 2013 and 2012. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of March 31, 2013, our major foreign currency exposures are to the Canadian dollar, the Australian dollar, and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $131.2 million and $129.7 million at March 31, 2013 and December 31, 2012, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the first quarter of 2013 and 2012.

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. We did not have any open hedges related to intercompany loans and dividends as of March 31, 2013 and December 31, 2012.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. The following table summarizes our interest rate swaps:

Trade Date	Notional Amount	Interest Rate Paid	Coverage Period	Risk Coverage
March 31, 2011	$100.0	2.303%	March 2011 to November 2015	Term Loan A
March 31, 2011	$200.0	2.523%	March 2011 to November 2015	Term Loan B
March 27, 2012	$250.0	1.928%	March 2012 to March 2018	Term Loan B
March 27, 2012	$200.0	2.810%	November 2015 to March 2018	Term Loan B
April 16, 2013	$250.0	1.398%	November 2015 to March 2018	Term Loan A

Under the terms of the Term Loan A swaps we receive 3-month LIBOR and pay a fixed rate over the hedged period. Under the terms of the Term Loan B swaps, we receive the greater of 3-month LIBOR or the 1% LIBOR Floor and pay a fixed rate over the hedged period. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2013 and December 31, 2012. Our derivative assets and liabilities not designated as hedging instruments were not material as of March 31, 2013 and December 31, 2012. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Asset Derivatives			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$0.2	$2.7
Foreign exchange contracts	Other current assets	$0.6	$0.3	Accounts payable and accrued expenses	1.1	2.1
Interest rate swap contracts	Other current assets	—	—	Other long-term liabilities	23.2	25.7

Total derivatives designated as hedging instruments		$0.6	$0.3		$24.5	$30.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Amount of (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	($0.2)	($10.0)	Cost of goods sold	($1.7)	($2.7)
Foreign exchange contracts – purchases and sales	(0.5)	(0.4)	Cost of goods sold	(0.1)	(0.5)
Interest rate swap contracts	(23.2)	(15.5)	Interest Expense	—	—

Total	($23.9)	($25.9)		($1.8)	($3.2)

(a)	As of March 31, 2013 the amount of existing losses in Accumulated OCI expected to be recognized in earnings over the next twelve months is $0.6 million.

Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months ended March 31, 2013 and March 31, 2012. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of loss recognized in income for derivative instruments not designated as hedging instruments was $0.6 million for the first three months of 2012. No gain or loss was recognized in the first three months of 2013.

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2013 and 2012:

	2013	2012
Balance at January 1,	$11.5	$12.1
Reductions for payments	(4.4)	(4.7)
Current year warranty accruals	3.7	5.4
Preexisting warranty accrual changes	(0.3)	(0.1)

Balance at March 31,	$10.5	$12.7

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2012	$30.1	($19.2)	($482.3)	($471.4)
Other comprehensive income before reclassifications, net of tax (expense) benefit of $ -, ($1.4), $0.2, and ($1.2)	(6.2)	3.1	2.2	(0.9)
Amounts reclassified from accumulated other comprehensive income	—	1.2	6.7	7.9

Net current period other comprehensive income	(6.2)	4.3	8.9	7.0

Balance, March 31, 2013	$23.9	($14.9)	($473.4)	($464.4)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
Derivative (Loss) Gain:
Natural gas commodity contracts	$1.7	Cost of goods sold
Foreign exchange contracts—purchases and sales	0.1	Cost of goods sold

Total before tax	1.8
Tax impact	(0.6)	Income tax expense

Total net of tax	1.2
Pension and Postretirement Adjustments:
Prior service cost amortization	0.2	Cost of goods sold
Prior service cost amortization	0.1	SG&A
Amortization of net actuarial loss	5.3	Cost of goods sold
Amortization of net actuarial loss	4.7	SG&A

Total before tax	10.3
Tax impact	(3.6)	Income tax expense

Total net of tax	6.7

Total reclassifications for the period	$7.9

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

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”) that is a portion of the Superfund Site. We have concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA, which included a proposed remedy. The EPA approved the EE/CA in the first quarter of 2013 and is holding a public comment period for the EE/CA. Following the public comment period, the EPA will finalize the remedy. Our estimate of future liability includes costs for remedial work for the WWTP Landfill. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, including Rocky Creek (the “Remaining Site”). We have not yet entered into an Order with the EPA for the Remaining Site and, as a result, have not yet commenced an investigation of this portion of the site. Accordingly, we are able to estimate only a small portion of the probable costs that may be associated with the RI/FS for the Remaining Site. We anticipate, however, that the EPA may require significant investigative work for the Remaining Site and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS. We are unable to reasonably estimate the total costs associated with the investigation work, or any resulting remediation therefrom, although such amounts may be material.

Mobile, AL

In the second quarter of 2012, we recorded a liability for probable and estimable costs associated with the clean closure of a non-hazardous containment pond located on the property of our previously idled Mobile, AL Building Products plant. We have received approval of the closure plan from the Alabama Department of Environmental Management (“ADEM”) and have commenced work. As the work progresses, additional closure actions may become known and reasonably estimable. We are unable to anticipate any additional closure actions that may be required by the ADEM, although costs associated with such actions may be material.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”) from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”). We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998. Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, Triangle Pacific and CBS entered into an RI/FS with the EPA for the site. In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. Although the parties initially submitted the RI/FS work plan to the EPA in 2004, the EPA did not approve the RI/FS work plan until August 2011. We are in an investigation phase with respect to this site and current estimated liabilities include only our share of the probable costs for investigative work required by the EPA. We are unable to reasonably estimate any additional investigative costs or determine whether remediation will be required. If remediation is required, the related costs may be material, although we expect these costs to be shared with CBS and the Navy.

Summary of Financial Position

Liabilities of $9.6 million at March 31, 2013 and $10.7 million at December 31, 2012 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at March 31, 2013 or December 31, 2012.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

On February 15, 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (“Fund”) of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the notice, we have the opportunity to review the determination with the Fund, identify any inaccuracies in the determination of the claimed amount of unfunded vested plan benefits allocated to us, and to furnish any relevant information to the Fund within 90 days. We intend to pursue these opportunities and are currently evaluating the matter. Accordingly, we do not believe that a withdrawal liability is probable and estimable at this time. If any liability is ultimately determined to exist, whether directly to the Fund under this claim or to AIP under the pension related indemnification obligations of our sale agreements with AIP, an accrual would be recorded within Discontinued Operations due to the association with the divestiture of the cabinets business. Under our sale agreements with AIP, we have agreed to indemnify AIP with respect to a portion of any potential withdrawal liability that may be incurred by AIP in the event of a withdrawal from the Fund. We do not believe that the ultimate disposition of this matter will have a material adverse effect on our financial condition, liquidity or results of operations.

Prior to the cabinets business divestiture, we made contributions of $0.8 million to the Fund during 2012.

OTHER CLAIMS

We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, distributors, relationships with competitors, employees and other matters. While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 18. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Payment of an additional $1.5 million was made during the remainder of 2012. The unpaid portion of the dividend at March 31, 2013 relates to unvested employee shares and units and is reflected in current liabilities ($2.0 million) and other long term liabilities ($1.5 million) and will be paid when the underlying employee shares and units vest. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 19. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Earnings from continuing operations	$3.2	$19.0
Earnings allocated to participating non-vested share awards	—	(0.1)

Earnings from continuing operations attributable common shares	$3.2	$18.9

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month periods ended March 31, 2013 and 2012 (shares in millions):

	Three Months Ended March 31,
	2013	2012
Basic shares outstanding	59.2	58.6
Dilutive effect of stock option awards	0.6	0.5

Diluted shares outstanding	59.8	59.1

At March 31, 2013 and 2012, there were no anti-dilutive options excluded from the computation of diluted EPS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and the related condensed consolidated statements of earnings and comprehensive income, cash flows and shareholders’ equity for the three-month periods ended March 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of earnings and comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 27, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 29, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of March 31, 2013 we operated 34 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor macroeconomic trends that affect our business, including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. During the first quarter, these macroeconomic benchmarks showed mixed results. In addition, we noted several factors and trends within our markets that directly affected our business performance during the first quarter of 2013, including:

North America

We noted softness in commercial markets, particularly education and healthcare as public spending remained constrained. In addition, we saw some regional variability in the office market. These trends impacted both our Building Products and Resilient Flooring businesses, but with greater impact on Resilient Flooring as a significant portion of our commercial sales in Resilient Flooring originate from the education and healthcare markets.

We noted mixed results in residential markets as we saw continued improvements in builder activity while renovation activity increased slightly. These trends impacted our Wood and Resilient Flooring businesses.

Europe

The majority of our sales in Europe are to commercial markets in sectors dependent on public spending. Continued softness in commercial sectors, such as office, education and healthcare, contributed to declines in Western Europe and to a lesser extent Eastern and Central Europe. These trends impacted our Resilient Flooring and Building Products businesses.

Pacific Rim

Commercial markets in China experienced positive results as the office, education and healthcare segments grew. A continued soft commercial construction market in Australia negatively impacted our Resilient Flooring and Building Products businesses.

Pricing Initiatives. We periodically modify prices in each of our business segments in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our first quarter 2013 total consolidated net sales by approximately $3 million compared to the first quarter of 2012.

We announced price increases in our ceilings and grid businesses in the Americas and in Europe and in our wood flooring business in the Americas that were effective in the first quarter of 2013. In response to continued rising lumber costs, we have also announced a price increase in our wood flooring business that will be effective in the second quarter of 2013. If raw material prices continue at, or rise from, current levels additional pricing actions may be implemented.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the first quarter of 2013 by approximately $8 million compared to the first quarter of 2012.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2013 costs for raw materials, sourced products and energy negatively impacted operating income by $5 million when compared to the first quarter of 2012.

We also incurred approximately $4 million of net costs in the first quarter of 2012 related to the collective bargaining contract settlement with employees at the Marietta, PA Building Products plant.

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

Employees

As of March 31, 2013, we had approximately 8,700 full-time and part-time employees worldwide, compared to 8,500 as of December 31, 2012. Most of the increase related to crews added at our wood flooring plants.

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

We have identified the following as one of our critical accounting estimates. We have discussed this critical accounting estimate with our Audit Committee.

Income Taxes—Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income (“FSI”), the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses was incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in our assessment.

Specifically with respect to the domestic foreign tax credit (“FTC”) carryforward deferred tax asset of $119.1 million at December 31, 2012, we considered the following positive and negative evidence in assessing the need for a valuation allowance and concluded that a valuation allowance is not required:

Positive Evidence

•

Our history of taxable income before the carryback or carryforward of the net operating losses (“NOL“s) which were generated as a result of the settlement loss incurred in 2006 in connection with our emergence from bankruptcy;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Our emergence from bankruptcy in 2006 created significant NOLs. The last portion of these NOLs was completely utilized during 2012. Starting in 2013, we expect to have domestic taxable income which will allow us to begin to utilize the FTCs;

•

Under US tax law, approximately $287 million of our domestic source income in future years can be characterized as FSI to enable the utilization of our FTCs. This amount primarily represents prior year intercompany dividends associated with the FTC carryforwards. These dividends created domestic taxable income that was reduced by the utilization of domestic NOLs; and

•	Forecasts of future profitability and FSI.

Negative Evidence

•

Our history of FTC expirations as a result of the carryback and carryforward of the NOLs generated upon emergence from bankruptcy. All FTCs were fully utilized before the bankruptcy NOL carryback. The NOL carryback reduced the taxable income (a portion of which is considered FSI) to zero and thus the FTCs were carried forward along with the remaining portion of the NOL. The utilization of the remaining NOL carryforward reduced taxable income to zero, which caused the expiration of the FTCs; and

•	Our stated position to permanently reinvest unremitted earnings of our foreign subsidiaries.

The ability to fully utilize the FTC carryforwards may be affected by the following factors:

•

FSI of $340.4 million is needed to fully utilize the foreign tax credit carryforward of $119.1 million. In addition to the $287 million of domestic source income that can be characterized as FSI in future years to enable the utilization of our FTCs, $53 million of additional FSI is needed.

•	The main factor that could result in us not being able to recharacterize domestic source income to FSI is a U.S. tax law change.

•

The main factors that could result in less FSI from our Chinese procurement subsidiary are reduced purchases from Asia suppliers due to lower end-market demand for the products and increased prices from the Asia suppliers.

•	The other factors that could contribute to lower FSI are decreased export sales and increased allocable expenses.

•	The amount of U.S. FTC carryforward deferred tax assets that expire by the end of 2013, if not utilized, is $2.7 million.

See our 10-K for discussion of additional Critical Accounting Estimates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2013	2012	(Unfavorable)
Net sales:
Americas	$454.5	$453.7	0.2%
EMEA (1)	122.6	132.6	(7.5)%
Pacific Rim	45.2	49.7	(9.1)%

Total consolidated net sales	$622.3	$636.0	(2.2)%
Operating income	$47.0	$42.7	10.1%

(1)	Europe, Middle East and Africa

The decline in consolidated net sales was driven by $16 million of lower volume which was only partially offset by favorable price and mix of $11 million. Sales were also negatively impacted by the sale of the Patriot wood flooring distribution business which occurred in the third quarter of 2012 and negatively impacted sales for the first quarter of 2013 by approximately $9 million when compared to the prior year.

Net sales in the Americas were essentially flat as significantly higher volumes in the Wood Flooring business were partially offset by volume declines in Resilient Flooring and Building Products. Price and mix were positive. Sales were also negatively impacted by the sale of the Patriot wood flooring distribution business.

Net sales in the EMEA markets declined as improvements in price and mix were unable to offset volume declines.

Net sales in the Pacific Rim declined as lower volumes in Australia exceeded increased volumes in China.

Cost of goods sold in 2013 was 76.8% of net sales, compared to 78.0% for the same period in 2012. The decrease was primarily due to $15 million of accelerated depreciation and impairment charges associated with the closure of our Mobile, AL facility during the first quarter of 2012 partially offset by the impact of lower sales in the first quarter of 2013.

SG&A expenses in 2013 were $112.7 million, or 18.1% of net sales, compared to $110.7 million, or 17.4% of net sales, in 2012.

Equity earnings from our WAVE joint venture were $15.2 million in 2013, as compared to $13.6 million in 2012. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $33.2 million in 2013 compared to $11.2 million in 2012. The increase was primarily due to the write-off of unamortized debt financing costs associated with the refinancing of our senior credit facility that occurred during the first quarter of 2013 (see Liquidity for further information).

Income tax expense was $11.9 million and $13.3 million for the first quarter of 2013 and 2012, respectively. The effective tax rate for the first quarter of 2013 was 78.8% as compared to a rate of 41.2% for the same period of 2012. The effective tax rate for the first quarter of 2013 was higher than the comparable period of 2012, primarily due to the provision of valuation allowances reducing deferred tax assets generated in the quarter related to increased losses of certain foreign affiliates. In certain foreign jurisdictions, we are in a net operating loss carryforward position and our deferred tax assets are subject to a full valuation allowance. Therefore, any pretax losses in those jurisdictions do not generate a corresponding income tax benefit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total other comprehensive income (“OCI”) was $7.0 million and $5.4 million for the first quarters of 2013 and 2012, respectively. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in both periods were driven primarily by changes in the exchange rates of the British Pound, the Euro and the Australian dollar. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period change is primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in both periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2013	2012	(Unfavorable)
Net sales:
Americas	$185.5	$187.3	(1.0)%
EMEA	78.9	87.0	(9.3)%
Pacific Rim	28.4	28.8	(1.4)%

Total segment net sales	$292.8	$303.1	(3.4)%
Operating income	$59.3	$43.3	37.0%

The decline in Building Products net sales was driven by $23 million of lower volume, which was only partially offset by favorable price and mix of $12 million.

Net sales in the Americas declined as price and mix improvements were unable to offset volume declines.

Net sales in the EMEA markets decreased as volume declines were only partially offset by improvements in mix and price.

The decline in net sales in the Pacific Rim was driven by unfavorable price, mix and foreign exchange as volumes improved.

The increase in operating income was driven by $15 million of accelerated depreciation and impairment charges associated with the closure of our Mobile, AL facility and approximately $4 million of net costs related to the collective bargaining contract settlement with employees at the Marietta, PA plant, both of which occurred during the first quarter of 2012. During the first quarter of 2013, we experienced favorable price and mix of $6 million, and higher earnings from WAVE of $2 million, which were more than offset by the margin impact of lower volumes of $11 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is
	2013	2012	(Unfavorable)
Net sales:
Americas	$154.3	$160.8	(4.0)%
EMEA	43.7	45.6	(4.2)%
Pacific Rim	16.8	20.9	(19.6)%

Total segment net sales	$214.8	$227.3	(5.5)%
Operating income	$6.4	$10.7	(40.2)%

The decline in Resilient Flooring net sales was driven by $16 million of lower volume, which was only partially offset by favorable price and mix of $4 million.

Net sales in the Americas decreased as lower volumes more than offset improved product mix.

Net sales in the EMEA markets declined as improvements in price and mix were unable to offset volume declines.

Net sales in the Pacific Rim declined due to lower volumes in Australia partially offset by higher volumes in China.

The decline in operating income was driven primarily by a $7 million impact from lower volumes as reductions in manufacturing and input costs and SG&A expenses of $4 million and $3 million, respectively, offset the impact of lower volumes. The comparison was also impacted by $5 million of severance charges associated with cost reduction actions in Australia and EMEA in 2013.

Wood Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2013	2012	(Unfavorable)
Total segment net sales	$114.7	$105.6	8.6%
Operating income	$0.5	$2.5	(80.0)%

Net sales increased driven by higher volumes of $24 million, which were only partially offset by unfavorable mix and price of $5 million. The higher volumes were driven by promotional activity and share gains in the home center channel, as well as strong demand from independent distributors as gains in new residential construction drove increased demand from builders which negatively impacted mix. Volumes were also positively impacted by increased volume with our national home center customers. Sales were also negatively impacted by approximately $9 million due to the sale of the Patriot wood flooring distribution business in the third quarter of 2012.

The decrease in operating income was driven by unfavorable price and mix of $4 million and higher manufacturing and input costs of $4 million, which were only partially offset by the $5 million impact of higher volumes and reductions in SG&A expenses of $1 million. Increases in manufacturing and input costs were driven by higher labor costs as we increased our workforce to respond to the increased demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated Corporate

Unallocated corporate expense of $19.2 million in the first quarter of 2013 increased from $13.8 million in the prior year due primarily to a $2.6 million reduction in the U.S. pension credit, as well as increased expense associated with insurance programs and employee benefits.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first quarter of 2013 used $14.0 million of cash, compared to $32.9 million in the first quarter of 2012. The lower use of cash was primarily driven by changes in working capital, partially offset by lower earnings.

Net cash used by investing activities was $37.3 million for the first quarter of 2013, compared to $15.7 million for the first quarter of 2012. The increase in cash used was primarily due to higher purchases of property, plant and equipment.

Net cash used by financing activities was $6.2 million for the first quarter of 2013, compared to $249.6 million provided by financing activities during the first quarter of 2012. Net cash provided in 2012 was impacted by $251.9 million of long-term debt issued.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. On March 15, 2013, we refinanced our $1.3 billion senior credit facility. The new facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $550 million Term Loan A and a $475 million Term Loan B. The terms of the facility resulted in a lower interest rate spread (2.5% vs. 3.0%) than our previous facility. We also extended the maturity of Term Loan A from November 2015 to March 2018 and of Term Loan B from March 2018 to March 2020 and we amended our year end leverage tests (see below). Per the terms of the underlying agreement this $1.3 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

Under the amended senior credit facility, beginning December 31, 2013, we are subject to year-end leverage tests that may trigger mandatory prepayments. If our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow. These annual payments would be made beginning in the first quarter of 2014.

In connection with the refinancing, we incurred $8.1 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs related to our previous credit facility to interest expense.

The amended senior credit facility, includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. During the first three months of 2013, we were in compliance with all covenants of the previous and amended senior credit facilities.

The Revolving Credit and Term Loan A portions are currently priced at a spread of 2.50% over LIBOR and the Term Loan B portion is priced at 2.50% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest

Management’s Discussion and Analysis of Financial Condition and Results of Operations

rate basis. The following table summarizes our interest rate swaps:

Trade Date	Notional Amount	Interest Rate Paid	Coverage Period	Risk Coverage
March 31, 2011	$100.0	2.303%	March 2011 to November 2015	Term Loan A
March 31, 2011	$200.0	2.523%	March 2011 to November 2015	Term Loan B
March 27, 2012	$250.0	1.928%	March 2012 to March 2018	Term Loan B
March 27, 2012	$200.0	2.810%	November 2015 to March 2018	Term Loan B
April 16, 2013	$250.0	1.398%	November 2015 to March 2018	Term Loan A

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.

As of March 31, 2013, we had $278.0 million of cash and cash equivalents, $188.5 million in the U.S. and $89.5 million in various foreign jurisdictions.

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012. Payment of an additional $1.5 million was made during the remainder of 2012, and the remaining $3.5 million of the dividend is expected to be made when the underlying shares vest. The dividend was funded in part by surplus cash on our balance sheet, and in part by the proceeds of additional debt issued under our Term Loan B.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity, that is consolidated in these financial statements. We decreased the facility to $75 million to reduce commitment fees on the unused capacity and extended the maturity date from December 2014 to March 2016.

On December 16, 2010, we issued $35.0 million of Recovery Zone Facility bonds through Jackson County, WV, to finance the construction of our new mineral wool plant. These tax exempt bonds are seven day variable rate demand notes backed by a letter of credit and mature in 2041.

On March 31, 2013, we had outstanding letters of credit totaling $71.7 million, of which $14.7 million was issued under the revolving credit facility, $56.7 million was issued under the securitization facility, and $0.3 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of March 31, 2013
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$15.0	—	$15.0
Lines of Credit Available for Letters of Credit	1.6	$0.7	0.9

Total	$16.6	$0.7	$15.9

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $310 million. As of March 31, 2013, we have completed construction of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

mineral wool plant, mineral fiber ceiling plant in China and one flooring plant in China. Through March 31, 2013, we have incurred approximately $200 million related to these projects. Capital spending for the remaining two plants will be incurred through 2015 with the majority of the remaining spending expected to occur in 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report on Form 10-K. There have been no material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2013, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In an effort to add consistency to our business systems and processes, in the first quarter of 2013, we continued the implementation of SAP systems in some of our European Building Products facilities. In connection with the SAP implementation, we performed significant pre-implementation planning, design, and testing. We expect to continue oversight and testing during the implementation to ensure effectiveness of internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the “Specific Material Events” section of the “Environmental Matters” section of Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2012 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2013	758	$52.96	—	—
February 1 – 28, 2013	28,546	$56.72	—	—
March 1 – 31, 2013	2,849	$51.54	—	—

Total	32,153		N/A	N/A

[1]

Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 10.1	Third Omnibus Amendment Agreement, dated as of March 28, 2013, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., Armstrong Hardwood Flooring Company, The Bank of Nova Scotia, and Liberty Street Funding LLC. †

No. 10.2	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – U.S. (Executive Officer)). †

No. 10.3	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – U.S.). †

No. 10.4	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – Non-U.S.). †

No. 15	Awareness Letter from Independent Registered Public Accounting Firm. †

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 101	Interactive Data Files**

†	Filed herewith.
**	XBRL – Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: April 29, 2013