Form 10-Q
period 2013-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2013-07-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 23, 2013 – 59,182,376.

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

• the risk that our LEAN initiatives may not achieve expected savings in our operating costs or improve operating results;

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

• the cost and difficulty of complying with increasing and evolving regulation; and

• other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth herein, under “Risk Factors” included elsewhere in our Annual Report on Form 10-K and in the documents incorporated by reference.

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

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net sales	$706.6	$675.4	$1,328.9	$1,311.4
Cost of goods sold	542.3	504.8	1,020.1	1,000.8

Gross profit	164.3	170.6	308.8	310.6
Selling, general and administrative expenses	111.2	107.9	223.9	218.6
Restructuring charges, net	(0.1)	—	(0.1)	0.2
Equity earnings from joint venture	(14.4)	(14.9)	(29.6)	(28.5)

Operating income	67.6	77.6	114.6	120.3
Interest expense	11.8	14.4	45.0	25.6
Other non-operating expense	0.7	0.3	0.7	0.3
Other non-operating (income)	(1.4)	(0.7)	(2.7)	(1.5)

Earnings from continuing operations before income taxes	56.5	63.6	71.6	95.9
Income tax expense	25.9	21.4	37.8	34.7

Earnings from continuing operations	30.6	42.2	33.8	61.2

Net loss from discontinued operations, net of tax benefit of $ -, ($0.3), $ -, and ($0.6)	—	(0.4)	—	(1.2)
Loss on sale of discontinued business, net of tax benefit of ($0.4), $ -, ($0.5), and $ -	(0.7)	—	(0.9)	—

Net loss from discontinued operations	(0.7)	(0.4)	(0.9)	(1.2)

Net earnings	$29.9	$41.8	$32.9	$60.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.7)	(8.6)	(14.9)	(3.3)
Derivative gain (loss)	12.2	(2.0)	16.5	(4.3)
Pension and postretirement adjustments	6.0	2.5	14.9	4.9

Total other comprehensive income (loss)	9.5	(8.1)	16.5	(2.7)

Total comprehensive income	$39.4	$33.7	$49.4	$57.3

Earnings per share of common stock, continuing operations:
Basic	$0.51	$0.72	$0.57	$1.04
Diluted	$0.51	$0.71	$0.56	$1.03
Loss per share of common stock, discontinued operations:
Basic	($0.01)	($0.01)	($0.02)	($0.02)
Diluted	($0.01)	($0.01)	($0.02)	($0.02)
Net earnings per share of common stock:
Basic	$0.50	$0.71	$0.55	$1.02
Diluted	$0.50	$0.70	$0.54	$1.01
Average number of common shares outstanding:
Basic	59.3	58.8	59.2	58.7
Diluted	59.9	59.4	59.8	59.3
Dividend declared per common share	—	—	—	$8.55

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$304.7	$336.4
Accounts and notes receivable, net	275.8	204.6
Inventories, net	387.6	369.8
Deferred income taxes	55.4	49.9
Income tax receivable	8.7	16.9
Other current assets	52.1	42.3

Total current assets	1,084.3	1,019.9
Property, plant, and equipment, less accumulated depreciation and amortization of $613.8 and $583.8, respectively	1,036.0	1,005.0
Prepaid pension costs	60.7	39.6
Investment in joint venture	133.4	133.5
Intangible assets, net	527.3	527.7
Deferred income taxes	34.5	35.1
Other noncurrent assets	85.6	93.5

Total assets	$2,961.8	$2,854.3

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$11.1	$33.0
Accounts payable and accrued expenses	383.4	346.3
Income tax payable	4.0	4.1
Deferred income taxes	1.3	1.3

Total current liabilities	399.8	384.7
Long-term debt, less current installments	1,057.7	1,038.0
Postretirement benefit liabilities	242.8	248.5
Pension benefit liabilities	241.3	247.9
Other long-term liabilities	68.4	86.6
Income taxes payable	74.7	63.3
Deferred income taxes	98.2	66.2

Total noncurrent liabilities	1,783.1	1,750.5
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 59,181,876 shares in 2013 and 58,934,050 shares in 2012	0.6	0.6
Capital in excess of par value	1,087.2	1,076.8
Retained earnings	146.0	113.1
Accumulated other comprehensive (loss)	(454.9)	(471.4)

Total shareholders’ equity	778.9	719.1

Total liabilities and shareholders’ equity	$2,961.8	$2,854.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Six Months Ended June 30, 2013
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at beginning of period	58,934,050	$0.6	$1,076.8	$113.1	($471.4)	$719.1
Stock issuance	247,826
Share-based employee compensation			10.4			10.4
Net earnings				32.9		32.9
Other comprehensive income					16.5	16.5

Balance at end of period	59,181,876	$0.6	$1,087.2	$146.0	($454.9)	$778.9

	Six Months Ended June 30, 2012
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at beginning of period	58,424,691	$0.6	$1,467.5	$77.1	($415.0)	$1,130.2
Stock issuance	387,493
Share-based employee compensation			16.2			16.2
Net earnings				60.0		60.0
Dividends declared				(95.3)		(95.3)
Dividends declared in excess of retained earnings			(412.9)			(412.9)
Other comprehensive loss					(2.7)	(2.7)

Balance at end of period	58,812,184	$0.6	$1,070.8	$41.8	($417.7)	$695.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$32.9	$60.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51.8	60.3
Write off of debt financing costs	18.9	—
Fixed asset impairment	—	4.6
Deferred income taxes	11.8	23.8
Share-based compensation	8.8	8.0
Equity earnings from joint venture	(29.6)	(28.5)
U.S. pension credit	(1.0)	(6.1)
Restructuring charges, net	(0.1)	0.2
Restructuring payments	(0.2)	(2.6)
Changes in operating assets and liabilities:
Receivables	(75.7)	(52.3)
Inventories	(22.4)	(19.4)
Other current assets	(6.4)	(8.6)
Other noncurrent assets	(6.0)	0.3
Accounts payable and accrued expenses	49.2	(8.5)
Income taxes payable	19.4	9.1
Other long-term liabilities	(12.7)	(14.8)
Other, net	4.5	4.5

Net cash provided by operating activities	43.2	30.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(92.4)	(77.4)
Restricted cash	—	1.5
Return of investment from joint venture	29.8	33.7
Proceeds from (payment of) company owned life insurance, net	0.1	(0.4)

Net cash (used for) investing activities	(62.5)	(42.6)

Cash flows from financing activities:
Proceeds from revolving credit facility and other debt	—	4.5
Proceeds from long-term debt	1,025.0	251.9
Payments of long-term debt	(1,027.2)	(3.5)
Financing costs	(7.2)	(8.1)
Special dividends paid	(0.7)	(503.2)
Proceeds from exercised stock options	3.8	9.3

Net cash (used for) financing activities	(6.3)	(249.1)

Effect of exchange rate changes on cash and cash equivalents	(6.1)	(1.6)

Net (decrease) in cash and cash equivalents	(31.7)	(263.3)
Cash and cash equivalents at beginning of year	336.4	480.6

Cash and cash equivalents at end of period	$304.7	$217.3

Supplemental Cash Flow Disclosures:
Interest paid	$21.4	$22.0
Income taxes paid, net	6.1	1.2
Amounts in accounts payable for capital expenditures	19.8	14.5

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

In September 2012, we entered into a definitive agreement to sell our cabinets business for $27 million. The sale was completed in October 2012. The transaction was subject to working capital adjustments which were completed in the second quarter of 2013. The financial results of the cabinets business, which have previously been shown as a separate reporting segment, have been reclassified as discontinued operations for all periods presented. See Note 3 to the Condensed Consolidated Financial Statements for additional financial information related to discontinued operations. The Notes to Condensed Consolidated Financial Statements in this Form 10-Q have been recast to reflect continuing operations, unless otherwise noted.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. We are currently evaluating the impact of the January 1, 2014 adoption of this guidance on our financial statements.

In February 2013, the FASB issued new guidance that is now part of ASC 220: “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The new guidance requires an entity to disclose in a single location the effects of reclassifications out of accumulated other comprehensive income “(“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The standard does not change the items which must be reported in other comprehensive income. These provisions are to be applied prospectively and were effective for us January 1, 2013. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

The FASB also issued new guidance that limits the scope of instruments subject to ASU 2011-11: “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” originally issued in December 2011. The new guidance limits the scope of this ASU to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. This guidance is to be applied retrospectively and was effective for us beginning January 1, 2013. Since this guidance impacts presentation only, it had no effect on our financial condition, results of operations or cash flows.

Operating results for the second quarter and first six months of 2013 and 2012 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales to external customers
Building Products	$316.3	$297.1	$609.1	$600.2
Resilient Flooring	252.1	253.5	466.9	480.8
Wood Flooring	138.2	124.8	252.9	230.4

Total net sales to external customers	$706.6	$675.4	$1,328.9	$1,311.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment operating income (loss)
Building Products	$64.7	$53.5	$124.0	$96.8
Resilient Flooring	17.7	21.9	24.1	32.6
Wood Flooring	2.5	13.8	3.0	16.3
Unallocated Corporate (expense)	(17.3)	(11.6)	(36.5)	(25.4)

Total consolidated operating income	$67.6	$77.6	$114.6	$120.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total consolidated operating income	$67.6	$77.6	$114.6	$120.3
Interest expense	11.8	14.4	45.0	25.6
Other non-operating expense	0.7	0.3	0.7	0.3
Other non-operating income	(1.4)	(0.7)	(2.7)	(1.5)

Earnings from continuing operations before income taxes	$56.5	$63.6	$71.6	$95.9

	June 30, 2013	December 31, 2012
Segment assets
Building Products	$1,032.4	$975.1
Resilient Flooring	665.6	617.6
Wood Flooring	349.9	326.4
Unallocated Corporate	913.9	935.2

Total consolidated assets	$2,961.8	$2,854.3

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

NOTE 3. – DISCONTINUED OPERATIONS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”) for $27 million in cash. During the third quarter of 2012, we recorded an impairment charge of $17.5 million on the cabinets’ assets to reflect the expected proceeds from the sale. The sale was completed in October 2012. The transaction was subject to working capital adjustments which were completed in the second quarter of 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales	—	$34.6	—	$66.6
(Loss) before income tax	($1.1)	($0.7)	($1.4)	($1.8)
Income tax benefit	0.4	0.3	0.5	0.6

Net (loss) from discontinued operations	($0.7)	($0.4)	($0.9)	($1.2)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2013	December 31, 2012
Customer receivables	$295.8	$228.1
Customer notes	2.3	4.5
Miscellaneous receivables	6.3	7.6
Less allowance for warranties, discounts and losses	(28.6)	(35.6)

Accounts and notes receivable, net	$275.8	$204.6

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	June 30, 2013	December 31, 2012
Finished goods	$284.2	$265.9
Goods in process	30.0	27.6
Raw materials and supplies	122.2	107.8
Less LIFO and other reserves	(48.8)	(31.5)

Total inventories, net	$387.6	$369.8

NOTE 6. OTHER CURRENT ASSETS

	June 30, 2013	December 31, 2012
Prepaid expenses	$42.5	$39.0
Fair value of derivative assets	4.2	0.3
Other	5.4	3.0

Total other current assets	$52.1	$42.3

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at June 30, 2013 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$96.6	$95.2	$188.5	$186.0
Gross profit	41.8	42.4	85.1	82.6
Net earnings	32.1	32.5	65.9	63.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$56.0	$165.4	$51.9
Developed technology	15 years	82.3	36.6	81.9	33.8
Other	Various	21.0	1.6	15.0	1.3

Total		$268.7	$94.2	$262.3	$87.0

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	352.8		352.4

Total intangible assets		$621.5		$614.7

	Six Months Ended
	June 30,
	2013	2012
Amortization expense	$7.2	$7.2

NOTE 9. SEVERANCES AND RELATED COSTS

In the first quarter of 2013, we recorded $5.2 million for severance and related costs to reflect approximately 40 position eliminations in our European Resilient Flooring business ($1.8 million in cost of goods sold and $1.0 million in selling, general and administrative “SG&A” expense) and approximately 40 position eliminations in our Resilient Flooring business in Australia ($2.4 million in cost of goods sold).

In the second quarter of 2012, we recorded $3.4 million for severance and related costs in SG&A expense ($3.2 million) and cost of goods sold ($0.2 million) to reflect approximately 35 position eliminations in our European Building Products business, primarily as a result of streamlining SG&A functions.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings from continuing operations before income taxes	$56.5	$63.6	$71.6	$95.9
Income tax expense	25.9	21.4	37.8	34.7
Effective tax rate	45.8%	33.6%	52.8%	36.2%

The effective tax rate for the second quarter and first six months of 2013 was higher than the comparable period of 2012, primarily due to the provision of valuation allowances reducing deferred tax assets generated during the period related to increased losses of certain foreign affiliates and other items. In certain foreign jurisdictions, we are in a net operating loss carryforward position and the related deferred tax assets are subject to a full valuation allowance. Therefore, any pretax losses in those jurisdictions do not generate a corresponding income tax benefit.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

We do not expect to record any material changes during 2013 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2012.

As of June 30, 2013, we consider foreign unremitted earnings to be permanently reinvested.

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

The primary covenant change resulting from the refinancing related to mandatory prepayments required under the senior credit facility. This is an annual leverage test beginning with the year ending December 31, 2013, where, if our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“Consolidated Net Leverage Ratio”) is greater than or equal to 3.5 to 1.0, we would be required to make a prepayment of 50% of fiscal year Consolidated Excess Cash Flow, as defined by the credit agreement. If our Consolidated Net Leverage Ratio is less than 3.5 to 1.0, no prepayment would be required. This test is on a fiscal year basis, except for the first period ending December 31, 2013, for which the Consolidated Excess Cash Flow is calculated for the period April 1, 2013 to December 31, 2013. During the first six months of 2013, we were in compliance with all covenants of the previous and amended senior credit facilities.

In connection with the refinancing, we incurred $8.3 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia. We decreased the facility to $75 million to reduce commitment fees on unused capacity. The maturity was extended to March 2016. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $139.4 million as of June 30, 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.2	$4.0	$8.4	$7.9
Interest cost on projected benefit obligation	20.0	22.6	39.9	45.3
Expected return on plan assets	(34.1)	(35.0)	(68.2)	(70.0)
Amortization of prior service cost	0.4	0.4	0.9	0.9
Amortization of net actuarial loss	10.3	5.9	20.5	11.7

Net periodic pension cost (credit)	$0.8	($2.1)	$1.5	($4.2)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	2.5	3.1	4.9	5.5
Amortization of prior service credit	(0.1)	(0.2)	(0.3)	(0.3)
Amortization of net actuarial gain	(1.0)	(1.3)	(1.9)	(4.3)

Net periodic postretirement benefit cost	$1.7	$1.9	$3.3	$1.5

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.7	$0.5	$1.4	$1.0
Interest cost on projected benefit obligation	3.3	3.9	6.6	7.8
Expected return on plan assets	(2.4)	(2.6)	(4.8)	(5.1)
Amortization of net actuarial loss	0.7	0.4	1.4	0.7

Net periodic pension cost	$2.3	$2.2	$4.6	$4.4

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total debt, including current portion	($1,068.8)	($1,066.8)	($1,071.0)	($1,075.9)
Foreign currency contract obligations	4.1	4.1	(1.8)	(1.8)
Natural gas contracts	(0.7)	(0.7)	(2.7)	(2.7)
Interest rate swap contracts	(8.6)	(8.6)	(25.7)	(25.7)

The carrying amounts of cash and cash equivalents of $304.7 million at June 30, 2013 and $336.4 million at December 31, 2012 (composed of bank deposits), receivables, accounts payable and accrued expenses, and short-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt, including current installments of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well-recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well-recognized national market data provider. For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well-recognized national market data

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

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

Assets and liabilities are summarized below:

	June 30, 2013		December 31, 2012
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total debt, including current portion	($473.8)	($593.0)	($792.4)	($283.5)
Foreign currency contract obligations	4.1	—	(1.8)	—
Natural gas contracts	—	(0.7)	—	(2.7)
Interest rate swap contracts	—	(8.6)	—	(25.7)

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

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor do we receive cash

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

collateral with any counterparty for our derivative transactions. As of June 30, 2013, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At June 30, 2013 and December 31, 2012, the notional amount of these hedges was $15.7 million and $21.5 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the second quarter or first six months of 2013 and 2012. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of June 30, 2013, our major foreign currency exposures are to the Canadian dollar, the Australian dollar, and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $126.3 million and $129.7 million at June 30, 2013 and December 31, 2012, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the second quarter or first six months of 2013 and 2012.

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. We did not have any open hedges related to intercompany loans and dividends as of June 30, 2013 and December 31, 2012.

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2013 and December 31, 2012. Our derivative assets and liabilities not designated as hedging instruments were not material as of June 30, 2013 and December 31, 2012. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Asset Derivatives			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$0.7	$2.7
Foreign exchange contracts	Other current assets	$4.2	$0.3	Accounts payable and accrued expenses	0.1	2.1
Interest rate swap contracts	Other long-term assets	5.1	—	Other long-term liabilities	13.7	25.7

Total derivatives designated as hedging instruments		$9.3	$0.3		$14.5	$30.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Amount of (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012		2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	($0.7)	($7.0)	Cost of goods sold	($0.3)	($2.4)	($2.0)	($5.1)
Foreign exchange contracts – purchases and sales	4.1	1.8	Cost of goods sold	0.2	(0.3)	0.1	(0.8)
Interest rate swap contracts	(8.6)	(24.2)	Interest Expense	—	—	—	—

Total	($5.2)	($29.4)		($0.1)	($2.7)	($1.9)	($5.9)

(a)	As of June 30, 2013 the amount of existing gains in Accumulated OCI expected to be recognized in earnings over the next twelve months is $2.7 million.

Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the six months ended June 30, 2013 and June 30, 2012. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of gain recognized in income for derivative instruments not designated as hedging instruments was $0.6 million for the second quarter and zero for the first six months of 2012. No gain or loss was recognized in the second quarter or first six months of 2013.

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2013 and 2012:

	2013	2012
Balance at January 1,	$11.5	$12.1
Reductions for payments	(8.4)	(9.4)
Current year warranty accruals	8.2	10.1
Preexisting warranty accrual changes	(0.3)	(0.3)
Effects of foreign exchange translation	(0.2)	(0.2)

Balance at June 30,	$10.8	$12.3

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2012	$30.1	($19.2)	($482.3)	($471.4)
Other comprehensive income before reclassifications, net of tax (expense) benefit of $ -, ($7.9), $0.5, and ($7.4)	(14.9)	15.2	1.6	1.9
Amounts reclassified from accumulated other comprehensive income	—	1.3	13.3	14.6

Net current period other comprehensive (loss) income	(14.9)	16.5	14.9	16.5

Balance at June 30, 2013	$15.2	($2.7)	($467.4)	($454.9)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
Derivative (Loss) Gain:
Natural gas commodity contracts	$2.0	Cost of goods sold
Foreign exchange contracts—purchases and sales	(0.1)	Cost of goods sold

Total before tax	1.9
Tax impact	(0.6)	Income tax expense

Total net of tax	1.3

Pension and Postretirement Adjustments:
Prior service cost amortization	0.3	Cost of goods sold
Prior service cost amortization	0.3	SG&A expense
Amortization of net actuarial loss	10.6	Cost of goods sold
Amortization of net actuarial loss	9.4	SG&A expense

Total before tax	20.6
Tax impact	(7.3)	Income tax expense

Total net of tax	13.3

Total reclassifications for the period	$14.6

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

Costs and responsibilities for investigation, including the current RI/FS for the Owned Property, continue to be shared with Kaiser pursuant to a cost sharing agreement with Kaiser. Contemporaneously with the execution of the Consent Order, we, Kaiser and OC also entered into a separate cost sharing agreement for both the investigation and possible remediation of the Scappoose Bay. Kaiser’s shares under the cost sharing agreements are being funded by certain insurance policies, which comprise substantially all of Kaiser’s assets. If Kaiser and OC are unwilling or unable to fulfill their obligations under the cost sharing agreements, or seek to contest or challenge the allocations, or if Kaiser’s insurance policies are unable to fund Kaiser’s shares, it could result in additional cost to us greater than the amounts currently estimated and those costs may be material.

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

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”) that is a portion of the Superfund Site. We have concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA, which included a proposed remedy. The EPA approved the EE/CA in the first quarter of 2013 and held a public comment period for the EE/CA, to which the agency received no comments. We are expecting the EPA to finalize the remedy in the second half of 2013. Our estimate of future liability includes costs for remedial work for the WWTP Landfill. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, including Rocky Creek (the “Remaining Site”). We have not yet entered into an Order with the EPA for the Remaining Site and, as a result, have not yet commenced an investigation of this portion of the site. Accordingly, we are able to estimate only a small portion of the probable costs that may be associated with the RI/FS for the Remaining Site. We anticipate, however, that the EPA may require significant investigative work for the Remaining Site and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS. We are unable to reasonably estimate the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Summary of Financial Position

Liabilities of $8.2 million at June 30, 2013 and $10.7 million at December 31, 2012 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No amounts were recorded for probable recoveries at June 30, 2013 or December 31, 2012.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

On February 15, 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (“Fund”) of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the notice, we have the opportunity to review the determination with the Fund, identify any inaccuracies in the determination of the claimed amount of unfunded vested plan benefits allocated to us, and to furnish any relevant information to the Fund. We are pursuing these opportunities, have provided information to the Fund, and continue to evaluate the matter. Accordingly, we do not believe that a withdrawal liability is probable and estimable at this time. If any liability is ultimately determined to exist, whether directly to the Fund under this claim or to AIP under the pension related indemnification obligations of our sale agreements with AIP, an accrual would be recorded within Discontinued Operations due to the association with the divestiture of the cabinets business. Under our sale agreements with AIP, we have agreed to indemnify AIP with respect to a portion of any potential withdrawal liability that may be incurred by AIP in the event of a withdrawal from the Fund. We do not believe that the ultimate disposition of this matter will have a material adverse effect on our financial condition, liquidity or results of operations.

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

NOTE 18. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Payment of an additional $1.5 million was made during the remainder of 2012. The unpaid portion of the dividend at June 30, 2013 relates to unvested employee shares and units and is reflected in current liabilities ($1.9 million) and other long term liabilities ($1.5 million) and will be paid when the underlying employee shares and units vest. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 19. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and six month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings from continuing operations	$30.6	$42.2	$33.8	$61.2
Earnings allocated to participating non-vested share awards	(0.2)	(0.3)	(0.2)	(0.4)

Earnings from continuing operations attributable common shares	$30.4	$41.9	$33.6	$60.8

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and six month periods ended June 30, 2013 and 2012 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic shares outstanding	59.3	58.8	59.2	58.7
Dilutive effect of stock option awards	0.6	0.6	0.6	0.6

Diluted shares outstanding	59.9	59.4	59.8	59.3

Options to purchase 362,429 shares of common stock were outstanding at June 30, 2013, but not included in the computation of diluted earnings per share, because they were anti-dilutive. At June 30, 2012 there were no anti-dilutive options excluded from the computation of diluted EPS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 29, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of June 30, 2013 we operated 34 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor macroeconomic trends that affect our business, including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. During the second quarter, these macroeconomic benchmarks showed mixed results. In addition, we noted several factors and trends within our markets that directly affected our business performance during the second quarter of 2013, including:

Americas

We noted softness in commercial markets, particularly education and, to a lesser extent, healthcare, as public spending remained constrained. In addition, we saw some regional variability in the office market, and strength in retail. These trends impacted both our Building Products and Resilient Flooring businesses, but with greater impact on Resilient Flooring as a significant portion of our commercial sales in Resilient Flooring originate from the education and healthcare markets.

Residential markets continued to improve, driven primarily by strength in builder activity while renovation activity increased slightly. These trends impacted our Wood and Resilient Flooring businesses.

Europe, Middle East and Africa (“EMEA”)

The majority of our sales in EMEA are to commercial markets in sectors dependent on public spending. Continued softness in commercial sectors, such as office, education and healthcare, contributed to mixed results across EMEA. These trends impacted our Building Products and Resilient Flooring businesses.

Pacific Rim

Commercial markets in China experienced positive results as the office, education and healthcare segments grew. A continued soft commercial construction market in Australia negatively impacted our Resilient Flooring and Building Products businesses.

Pricing Initiatives. We periodically modify prices in each of our business segments in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our second quarter 2013 total consolidated net sales by $5 million and in the first six months of 2013 by $9 million, when compared to the same periods of 2012.

We implemented a price increase in our wood flooring business in the Americas in the second quarter of 2013. In response to continued rising lumber costs, we recently announced another price increase in our wood flooring business that will be effective in the third quarter of 2013. We also recently announced price increases in our Building Products business in the Americas and Asia that will be effective in the third quarter of 2013. We may implement additional pricing actions if raw material prices continue at, or rise from, current levels.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the second quarter by approximately $1 million and in the first six months of 2013 by $7 million when compared to the same periods of 2012.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first six months of 2013, costs for raw materials, sourced products and energy negatively impacted operating income by $11 million and $16 million, respectively, when compared to the same periods of 2012.

During the first quarter of 2012, we incurred approximately $4 million of net costs related to the collective bargaining contract settlement with employees at the Marietta, PA Building Products plant. During the first quarter of 2012, we also decided to close our previously idled Building Products plant in Mobile, AL. We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives. The charges associated with any additional cost reduction initiatives could include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and may be material to our financial statements.

Employees

As of June 30, 2013, we had approximately 8,800 full-time and part-time employees worldwide, compared to 8,500 as of December 31, 2012. Most of the increase related to crews added at our wood flooring plants.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is Favorable/
	2013	2012	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$512.7	$489.1	4.8%
EMEA	136.3	130.4	4.5%
Pacific Rim	57.6	55.9	3.0%

Total consolidated net sales	$706.6	$675.4	4.6%
Operating income	$67.6	$77.6	(12.9)%
Six Months Ended June 30,
Net sales:
Americas	$967.2	$942.7	2.6%
EMEA	258.9	263.1	(1.6)%
Pacific Rim	102.8	105.6	(2.7)%

Total consolidated net sales	$1,328.9	$1,311.4	1.3%
Operating income	$114.6	$120.3	(4.7)%

The increase in consolidated net sales during the second quarter was driven by $37 million of higher volume and by favorable price and mix of $7 million. The increase in consolidated net sales during the first half of 2013 was driven by $23 million of higher volume and by favorable price and mix of $16 million. Sales were negatively impacted by the sale of the Patriot wood flooring distribution business which occurred in the third quarter of 2012 and negatively impacted sales for the second quarter and first six months of 2013 by approximately $10 million and $20 million, respectively, when compared to the same periods of 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the Americas improved during the second quarter and first half of 2013 as volume, price and mix were all positive in both periods. Sales were negatively impacted by the sale of the Patriot wood flooring distribution business.

Net sales in the EMEA markets improved during the second quarter of 2013 driven primarily by higher volumes in Building Products. Net sales in the EMEA markets declined during the first half of 2013 as lower volumes more than offset positive contributions from price and mix.

Net sales in the Pacific Rim improved during the second quarter of 2013 as increased volumes in China exceeded lower volumes in Australia. Net sales in the Pacific Rim declined during the first half of 2013 as lower volumes in Australia more than offset increased volumes in China.

Cost of goods sold in the second quarter of 2013 was 76.7% of net sales, compared to 74.7% for the same period in 2012. Cost of goods sold in the first six months of 2013 was 76.8% of net sales, compared to 76.3% for the same period in 2012. The increases were primarily due to raw material inflation, mostly in the wood flooring segment. The first half comparison was impacted by approximately $19 million of costs associated with the closure of our Mobile, AL facility, $15 million of which was recorded in the first quarter of 2012.

SG&A expenses in the second quarter of 2013 were $111.2 million, or 15.7% of net sales, and in the first six months of 2013 were $223.9 million, or 16.8% of net sales, compared to $107.9 million, or 16.0% of net sales, and $218.6 million, or 16.7% of net sales, for the corresponding periods in 2012.

Equity earnings from our WAVE joint venture were $14.4 million for the second quarter of 2013 compared to $14.9 million in the second quarter of 2012, and $29.6 million for the first six months of 2013 compared to $28.5 million in the first six months of 2012. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.8 million for the second quarter of 2013 compared to $14.4 million in the second quarter of 2012. Interest expense was $45.0 million in the first six months of 2013 compared to $25.6 million in the first six months of 2012. The increase in the first six months was primarily due to the write-off of unamortized debt financing costs associated with the refinancing of our senior credit facility that occurred during the first quarter of 2013 (see Liquidity for further information).

Income tax expense was $25.9 million and $21.4 million for the second quarter of 2013 and 2012, respectively. The effective tax rate for the second quarter of 2013 was 45.8% as compared to a rate of 33.6% for the same period of 2012. Income tax expense was $37.8 million and $34.7 million for the first six months of 2013 and 2012, respectively. The effective tax rate for the first six months of 2013 was 52.8% as compared to a rate of 36.2% for the same period of 2012. The effective tax rate for both the three and six month periods of 2013 was higher than the comparable period of 2012, primarily due to the provision of valuation allowances reducing deferred tax assets generated during the period related to increased losses of certain foreign affiliates. In certain foreign jurisdictions, we are in a net operating loss carryforward position and our deferred tax assets are subject to a full valuation allowance. Therefore, any pretax losses in those jurisdictions do not generate a corresponding income tax benefit.

Total other comprehensive income (“OCI”) was $9.5 million income and $8.1 million loss for the second quarters of 2013 and 2012, respectively, and was $16.5 million income and $2.7 million loss for the first six months of 2013 and 2012, respectively. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in all periods were driven primarily by changes in the exchange rates of the British Pound, the Euro and the Australian dollar. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period changes are primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2013	2012	Change is Favorable/ (Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$196.1	$184.9	6.1%
EMEA	85.7	80.3	6.7%
Pacific Rim	34.5	31.9	8.2%

Total segment net sales	$316.3	$297.1	6.5%
Operating income	$64.7	$53.5	20.9%
Six Months Ended June 30,
Net sales:
Americas	$381.6	$372.1	2.6%
EMEA	164.6	167.4	(1.7)%
Pacific Rim	62.9	60.7	3.6%

Total segment net sales	$609.1	$600.2	1.5%
Operating income	$124.0	$96.8	28.1%

The increase in Building Products net sales in the second quarter of 2013 was driven by $16 million of higher volume and by favorable price and mix of $5 million. The increase in Building Products net sales in the first six months of 2013 was driven by favorable price and mix of $16 million, which was only partially offset by $6 million of lower volume.

Net sales in the Americas increased in the second quarter and first six months of 2013. Price and mix improved in both periods, while volumes increased in the second quarter, but were down for the first half of 2013.

Net sales in the EMEA markets increased in the second quarter of 2013, driven primarily by higher volumes. Net sales in the EMEA markets decreased in the first half of 2013 as volume declines were only partially offset by improvements in mix and price.

The increases in net sales in the Pacific Rim in the second quarter and first half of 2013 were driven by improved volumes, which more than offset the impact of unfavorable price and mix.

During the second quarter of 2013, we experienced margin contribution from higher volumes of $6 million. Improvements in manufacturing costs of $3 million driven by increased productivity were offset by higher SG&A expenses of $2 million. The increase in operating income in the second quarter of 2013 was also driven by $4 million of accelerated depreciation and other cost reduction charges in 2012 associated with the closure of our Mobile, AL facility.

The increase in operating income in the first half of 2013 was driven by $19 million of accelerated depreciation, impairment and other charges associated with the closure of our Mobile, AL facility and approximately $4 million of net charges related to the collective bargaining contract settlement with employees at the Marietta, PA plant, both recorded in the first half of 2012. During the first half of 2013, we experienced favorable price and mix of $5 million and improvements in manufacturing costs of $5 million, which offset the margin impact of lower volumes of $5 million, and higher earnings from WAVE of $2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

			Change is
	2013	2012	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$178.4	$179.4	(0.6)%
EMEA	50.6	50.1	1.0%
Pacific Rim	23.1	24.0	(3.8)%

Total segment net sales	$252.1	$253.5	(0.6)%
Operating income	$17.7	$21.9	(19.2)%
Six Months Ended June 30,
Net sales:
Americas	$332.7	$340.2	(2.2)%
EMEA	94.3	95.7	(1.5)%
Pacific Rim	39.9	44.9	(11.1)%

Total segment net sales	$466.9	$480.8	(2.9)%
Operating income	$24.1	$32.6	(26.1)%

The decline in Resilient Flooring net sales in the second quarter of 2013 was driven by $1 million of lower volume, and $1 million of unfavorable price and mix. The decline in Resilient Flooring net sales in the first half of 2013 was driven by $17 million of lower volume, which was only partially offset by favorable mix and price of $3 million.

Net sales in the Americas decreased in the second quarter of 2013 as higher volumes only partially offset the impact of unfavorable price and mix. Net sales in the Americas decreased in the first half of 2013, driven primarily by lower volumes and unfavorable price which were only partially offset by improvements in mix.

Net sales in the EMEA markets increased slightly in the second quarter of 2013, driven primarily by improvements in price. Net sales in the EMEA markets declined in the first half of 2013 as improvements in mix and price were unable to offset volume declines.

Net sales in the Pacific Rim declined in the second quarter and first six months of 2013, driven primarily by lower volumes in Australia.

The decline in operating income in the second quarter of 2013 was driven primarily by $2 million of higher manufacturing and input costs and the $1 million impact of lower price and mix. The decline in operating income for the first six months of 2013 was driven by lower volumes of $7 million, which were partially offset by improvements in manufacturing and input costs of $3 million and reductions in SG&A expenses of $2 million. The comparison was also impacted by $7 million of severance charges associated with cost reduction actions in Australia and EMEA in 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wood Flooring

(dollar amounts in millions)

			Change is Favorable/
	2013	2012	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$138.2	$124.8	10.7%
Operating income	$2.5	$13.8	(81.9)%
Six Months Ended June 30,
Total segment net sales	$252.9	$230.4	9.8%
Operating income	$3.0	$16.3	(81.6)%

Net sales increased in the second quarter of 2013, driven primarily by higher volumes of $22 million, and aided by favorable price and mix of $2 million. Net sales increased in the first half of 2013, driven by higher volumes of $45 million, which were only partially offset by unfavorable mix and price of $3 million. The higher volumes were driven by strong demand from independent distributors as gains in new residential construction drove increased demand from builders which negatively impacted mix. Volumes also improved as a result of share gains with independent distributors and in the home center channel from new product introductions. Price positively impacted sales in the second quarter, driven by realization from pricing actions taken earlier in the year. The sale of the Patriot wood flooring distribution business, which occurred in the third quarter of 2012, negatively impacted sales for the second quarter and first six months of 2013 by approximately $10 million and $20 million, respectively, when compared to the same periods of 2012.

The decrease in operating income in the second quarter and first six months of 2013 was driven primarily by higher manufacturing and input costs of $18 million and $21 million, respectively, which were only partially offset by the $4 million and $9 million impact of higher volumes in the second quarter and first half of 2013, respectively. Increases in manufacturing and input costs were driven by rising lumber costs and higher labor costs as we increased our workforce to respond to the increased demand.

Unallocated Corporate

Unallocated corporate expense of $17.3 million in the second quarter and $36.5 million for the first six months of 2013 increased from $11.6 million and $25.4 million, respectively, in the prior year. The increase in both periods was impacted by higher foreign and domestic pension expense, increased spending on outside consulting services and higher expense associated with employee benefits when compared to the same periods of 2012.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first six months of 2013 provided $43.2 million of cash, compared to $30.0 million in the first six months of 2012. The increase in cash provided was primarily driven by changes in working capital partially offset by lower earnings.

Net cash used by investing activities was $62.5 million for the first six months of 2013, compared to $42.6 million for the first six months of 2012. The increase in cash used was primarily due to higher purchases of property, plant and equipment.

Net cash used by financing activities was $6.3 million for the first six months of 2013, compared to $249.1 million during the first six months of 2012. Net cash used in 2012 was impacted by dividend payments of $503.2 million, partially offset by $251.9 million of long-term debt issued.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In connection with the refinancing, we incurred $8.3 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense.

The amended senior credit facility, includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. During the first six months of 2013, we were in compliance with all covenants of the previous and amended senior credit facilities.

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

As of June 30, 2013, we had $304.7 million of cash and cash equivalents, $222.3 million in the U.S. and $82.4 million in various foreign jurisdictions.

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012. Payment of an additional $1.5 million was made during the remainder of 2012, and the remaining $3.4 million of the dividend is expected to be made when the underlying shares vest. The dividend was funded in part by

Management’s Discussion and Analysis of Financial Condition and Results of Operations

surplus cash on our balance sheet, and in part by the proceeds of additional debt issued under our Term Loan B.

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

On June 30, 2013, we had outstanding letters of credit totaling $72.1 million, of which $14.7 million was issued under the revolving credit facility, $57.1 million was issued under the securitization facility, and $0.3 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of June 30, 2013
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$15.3	—	$15.3
Lines of Credit Available for Letters of Credit	1.6	$0.7	0.9

Total	$16.9	$0.7	$16.2

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $310 million. As of June 30, 2013, we have completed construction of the mineral wool plant, mineral fiber ceiling plant in China and one flooring plant in China. Through June 30, 2013, we have incurred approximately $215 million related to these projects. Capital spending for the remaining two plants will be incurred through 2014 with the majority of the remaining spending expected to occur in 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2013, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In an effort to add consistency to our business systems and processes, in the first half of 2013, we continued the implementation of SAP systems in some of our European Building Products facilities. In connection with the SAP implementation, we performed significant pre-implementation planning, design, and testing. We expect to continue oversight to ensure effectiveness of internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2013	354	$52.88	—	—
May 1 – 31, 2013	—	—	—	—
June 1 – 30, 2013	—	—	—	—

Total	354		N/A	N/A

[1]

Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.

[2]	The Company does not have a share buy-back program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

No. 10.1	Schedule of Officers who have entered into substantially the form of Change in Control Agreement with Armstrong World Industries, Inc. included as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2010 and subsequently amended and included as Exhibit 10.3 to the Current Report on Form 8-K filed on January 4, 2013. †

No. 10.2	Schedule of Directors and Officers who have entered into the form of Indemnification Agreement with Armstrong World Industries, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2010. †

No. 10.3	Schedule of Armstrong World Industries, Inc. Non-employee Directors Compensation Summary. †

No. 15	Awareness Letter from Independent Registered Public Accounting Firm. †

No. 31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

No. 32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith). †

No. 101	Interactive Data Files**

†	Filed herewith.
**	XBRL – Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: July 29, 2013