Form 10-Q
period 2013-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2013-10-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 22, 2013 – 54,153,915.

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

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net sales	$729.7	$694.7	$2,058.6	$2,006.1
Cost of goods sold	549.8	507.8	1,569.9	1,508.6

Gross profit	179.9	186.9	488.7	497.5
Selling, general and administrative expenses	103.0	94.0	326.9	312.6
Restructuring charges, net	(0.1)	(0.2)	(0.2)	—
Equity earnings from joint venture	(16.6)	(15.5)	(46.2)	(44.0)

Operating income	93.6	108.6	208.2	228.9
Interest expense	11.4	14.1	56.4	39.7
Other non-operating expense	0.2	0.2	0.9	0.5
Other non-operating (income)	—	(0.6)	(2.7)	(2.1)

Earnings from continuing operations before income taxes	82.0	94.9	153.6	190.8
Income tax expense	26.1	20.9	63.9	55.6

Earnings from continuing operations	55.9	74.0	89.7	135.2

Net loss from discontinued operations, net of tax benefit of ($6.6) and ($7.2) in 2012	—	(11.1)	—	(12.3)
Loss on sale of discontinued business, net of tax benefit of ($2.9) and ($3.4) in 2013	(5.5)	—	(6.4)	—

Net loss from discontinued operations	(5.5)	(11.1)	(6.4)	(12.3)

Net earnings	$50.4	$62.9	$83.3	$122.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6.2	10.4	(8.7)	7.1
Derivative (loss) gain	(2.7)	(2.9)	13.8	(7.2)
Pension and postretirement adjustments	3.9	2.7	18.8	7.6

Total other comprehensive income	7.4	10.2	23.9	7.5

Total comprehensive income	$57.8	$73.1	$107.2	$130.4

Earnings per share of common stock, continuing operations:
Basic	$0.95	$1.25	$1.51	$2.28
Diluted	$0.94	$1.24	$1.50	$2.26
Loss per share of common stock, discontinued operations:
Basic	($0.09)	($0.19)	($0.11)	($0.21)
Diluted	($0.09)	($0.19)	($0.11)	($0.21)
Net earnings per share of common stock:
Basic	$0.86	$1.06	$1.40	$2.07
Diluted	$0.85	$1.05	$1.39	$2.05
Average number of common shares outstanding:
Basic	58.4	58.9	58.9	58.8
Diluted	59.0	59.4	59.5	59.4
Dividend declared per common share	—	—	—	$8.55

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$137.7	$336.4
Accounts and notes receivable, net	260.5	204.6
Inventories, net	384.4	369.8
Deferred income taxes	56.1	49.9
Income tax receivable	15.8	16.9
Other current assets	51.9	42.3

Total current assets	906.4	1,019.9
Property, plant, and equipment, less accumulated depreciation and amortization of $615.2 and $583.8, respectively	1,058.2	1,005.0
Prepaid pension costs	71.3	39.6
Investment in joint venture	133.4	133.5
Intangible assets, net	525.9	527.7
Deferred income taxes	38.2	35.1
Other noncurrent assets	81.5	93.5

Total assets	$2,814.9	$2,854.3

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$17.5	$33.0
Accounts payable and accrued expenses	399.5	346.3
Income tax payable	6.9	4.1
Deferred income taxes	1.3	1.3

Total current liabilities	425.2	384.7
Long-term debt, less current installments	1,050.1	1,038.0
Postretirement benefit liabilities	240.7	248.5
Pension benefit liabilities	246.1	247.9
Other long-term liabilities	69.2	86.6
Income taxes payable	83.3	63.3
Deferred income taxes	120.7	66.2

Total noncurrent liabilities	1,810.1	1,750.5
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 59,208,637 shares, outstanding 54,151,255 shares in 2013 and 58,934,050 shares issued and outstanding in 2012	0.6	0.6
Capital in excess of par value	1,091.5	1,076.8
Retained earnings	196.4	113.1
Treasury stock, at cost, 5,057,382 shares in 2013	(261.4)	—
Accumulated other comprehensive (loss)	(447.5)	(471.4)

Total shareholders’ equity	579.6	719.1

Total liabilities and shareholders’ equity	$2,814.9	$2,854.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Nine Months Ended September 30, 2013
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at beginning of period	58,934,050	$0.6	$1,076.8	$113.1	—	—	($471.4)	$719.1
Stock issuance	274,587
Repurchase of common stock	(5,057,382)				5,057,382	($261.4)		(261.4)
Share-based employee compensation			14.7					14.7
Net earnings				83.3				83.3
Other comprehensive income							23.9	23.9

Balance at end of period	54,151,255	$0.6	$1,091.5	$196.4	5,057,382	($261.4)	($447.5)	$579.6

	Nine Months Ended September 30, 2012
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at beginning of period	58,424,691	$0.6	$1,467.5	$77.1	—	—	($415.0)	$1,130.2
Stock issuance	397,640
Share-based employee compensation			20.3					20.3
Net earnings				122.9				122.9
Dividends declared				(95.3)				(95.3)
Dividends declared in excess of retained earnings			(412.9)					(412.9)
Other comprehensive income							7.5	7.5

Balance at end of period	58,822,331	$0.6	$1,074.9	$104.7	—	—	($407.5)	$772.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$83.3	$122.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79.4	85.7
Write off of debt financing costs	18.9	—
Loss on sale of discontinued operations	9.8	—
Fixed asset impairment	—	4.9
Gain on sale of fixed assets	(4.1)	(0.1)
Deferred income taxes	28.0	0.8
Share-based compensation	12.7	12.1
Impairment on assets of discontinued operations	—	17.5
Equity earnings from joint venture	(46.2)	(44.0)
U.S. pension credit	(1.6)	(9.2)
Restructuring charges, net	(0.2)	—
Restructuring payments	(0.2)	(2.7)
Changes in operating assets and liabilities:
Receivables	(56.9)	(41.4)
Inventories	(15.9)	(15.2)
Other current assets	(8.7)	(3.2)
Other noncurrent assets	0.8	(1.1)
Accounts payable and accrued expenses	64.4	(6.0)
Income taxes payable	23.7	42.0
Other long-term liabilities	(23.6)	(22.0)
Other, net	(1.9)	0.1

Net cash provided by operating activities	161.7	141.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(139.9)	(125.7)
Restricted cash	—	1.5
Return of investment from joint venture	46.4	48.4
Payment of company owned life insurance, net	(0.1)	(0.3)
Proceeds from the sale of assets	7.2	14.4

Net cash (used for) investing activities	(86.4)	(61.7)

Cash flows from financing activities:
Proceeds from long-term debt	1,083.0	251.9
Payments of long-term debt	(1,086.4)	(12.4)
Financing costs	(7.1)	(8.1)
Special dividends paid	(1.0)	(503.5)
Proceeds from exercised stock options	4.3	9.4
Payment for treasury stock acquired	(261.4)	—

Net cash (used for) financing activities	(268.6)	(262.7)

Effect of exchange rate changes on cash and cash equivalents	(5.4)	1.3

Net (decrease) in cash and cash equivalents	(198.7)	(182.0)
Cash and cash equivalents at beginning of year	336.4	480.6

Cash and cash equivalents at end of period	$137.7	$298.6

Supplemental Cash Flow Disclosures:
Interest paid	$32.2	$34.3
Income taxes paid, net	8.8	5.5
Amounts in accounts payable for capital expenditures	15.8	15.3

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

In August 2009, Armor TPG Holdings LP (“TPG”) and the Asbestos PI Trust entered into agreements whereby TPG purchased 7,000,000 shares of AWI common stock from the Asbestos PI Trust and acquired an economic interest in an additional 1,039,777 shares from the Asbestos PI Trust. During the fourth quarter of 2012, the Asbestos PI Trust and TPG together sold 5,980,000 of their shares in a secondary public offering. Additionally, during the third quarter of 2013, the Asbestos PI Trust and TPG together sold 12,057,382 of their remaining shares in a secondary public offering. During this transaction we paid approximately $260 million to acquire 5,057,382 shares to be held in treasury. The treasury share purchase was funded by existing cash and borrowings under our credit and securitization facilities. As a result of these transactions the Asbestos PI Trust and TPG together now hold approximately 35% of AWI’s outstanding shares and maintain a shareholders’ agreement, pursuant to which they agree to vote their shares together on certain matters. We did not sell any shares and did not receive any proceeds from these offerings.

In September 2012, we entered into a definitive agreement to sell our cabinets business for $27 million. The sale was completed in October 2012. The transaction was subject to working capital adjustments which were completed in the second quarter of 2013. The financial results of the cabinets business, which were previously shown as a separate reporting segment, have been reclassified as discontinued operations for all periods presented. See Note 3 to the Condensed Consolidated Financial Statements for additional financial information related to discontinued operations.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The guidance is to be applied prospectively and will be effective for us beginning January 1, 2014. Since this guidance impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

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

The FASB also issued new guidance that limits the scope of instruments subject to ASU 2011-11: “Balance Sheet – Disclosures about Offsetting Assets and Liabilities” originally issued in December 2011. The 2011 guidance required an entity to provide additional disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards. The 2013 guidance limits the scope of the 2011 guidance requirements to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. This guidance is to be applied retrospectively and was effective for us beginning January 1, 2013. Since this guidance impacts presentation only, it had no effect on our financial condition, results of operations or cash flows.

Operating results for the third quarter and first nine months of 2013 and 2012 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales to external customers
Building Products	$335.5	$325.9	$944.6	$926.1
Resilient Flooring	246.2	246.4	713.1	727.2
Wood Flooring	148.0	122.4	400.9	352.8

Total net sales to external customers	$729.7	$694.7	$2,058.6	$2,006.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Segment operating income (loss)
Building Products	$86.7	$81.1	$210.7	$177.9
Resilient Flooring	22.5	25.3	46.6	57.9
Wood Flooring	2.6	13.5	5.6	29.8
Unallocated Corporate (expense)	(18.2)	(11.3)	(54.7)	(36.7)

Total consolidated operating income	$93.6	$108.6	$208.2	$228.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total consolidated operating income	$93.6	$108.6	$208.2	$228.9
Interest expense	11.4	14.1	56.4	39.7
Other non-operating expense	0.2	0.2	0.9	0.5
Other non-operating income	—	(0.6)	(2.7)	(2.1)

Earnings from continuing operations before income taxes	$82.0	$94.9	$153.6	$190.8

	September 30, 2013	December 31, 2012
Segment assets
Building Products	$1,055.9	$975.1
Resilient Flooring	647.7	617.6
Wood Flooring	348.3	326.4
Unallocated Corporate	763.0	935.2

Total consolidated assets	$2,814.9	$2,854.3

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the third quarter of 2012, we sold the assets of the Patriot wood flooring distribution business.

In March 2012, we made the decision to permanently close a previously idled ceiling tile plant in Mobile, AL. As a result, during the first quarter of 2012 we recorded accelerated depreciation of $9.3 million for machinery and equipment and a $4.6 million impairment charge for buildings in cost of goods sold. The preliminary fair values were determined by management estimates and an independent valuation based on information available at that time (considered Level 2 inputs in the fair value hierarchy). During the third quarter of 2013, we sold this facility and recorded a pre-tax gain of $3.8 million within selling, general and administrative (“SG&A”) expense (inclusive of release of unused environmental liabilities and asset retirement obligations).

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

During the third quarter of 2013, we recorded an estimated liability of $7.5 million for a potential withdrawal liability related to a multi-employer pension plan. See Note 20 to the Condensed Consolidated Financial Statements for further information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales	—	$35.4	—	$102.0
(Loss) before income tax	($8.4)	($17.7)	($9.8)	($19.5)
Income tax benefit	2.9	6.6	3.4	7.2

Net (loss) from discontinued operations	($5.5)	($11.1)	($6.4)	($12.3)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2013	December 31, 2012
Customer receivables	$281.3	$228.1
Customer notes	1.1	4.5
Miscellaneous receivables	7.7	7.6
Less allowance for warranties, discounts and losses	(29.6)	(35.6)

Accounts and notes receivable, net	$260.5	$204.6

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	September 30, 2013	December 31, 2012
Finished goods	$289.2	$265.9
Goods in process	31.5	27.6
Raw materials and supplies	117.7	107.8
Less LIFO and other reserves	(54.0)	(31.5)

Total inventories, net	$384.4	$369.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 6. OTHER CURRENT ASSETS

	September 30, 2013	December 31, 2012
Prepaid expenses	$45.8	$39.0
Fair value of derivative assets	2.3	0.3
Other	3.8	3.0

Total other current assets	$51.9	$42.3

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at September 30, 2013 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$102.5	$96.8	$291.0	$282.8
Gross profit	47.4	43.4	132.5	126.0
Net earnings	36.8	34.5	102.7	97.6

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of September 30, 2013 and December 31, 2012.

		September 30, 2013		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$58.1	$165.4	$51.9
Developed technology	15 years	82.6	38.0	81.9	33.8
Other	Various	21.5	1.8	15.0	1.3

Total		$269.5	$97.9	$262.3	$87.0

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	354.3		352.4

Total intangible assets		$623.8		$614.7

	Nine Months Ended
	September 30,
	2013	2012
Amortization expense	$10.8	$10.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 9. OTHER NON-CURRENT ASSETS

	September 30, 2013	December 31, 2012
Cash surrender value of Company owned life insurance policies	$60.0	$58.8
Debt financing costs	9.5	23.9
Other	12.0	10.8

Total other non-current assets	$81.5	$93.5

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2013	December 31, 2012
Payables, trade and other	$261.0	$216.7
Employment costs	79.9	81.6
Other	58.6	48.0

Total accounts payable and accrued expenses	$399.5	$346.3

NOTE 11. SEVERANCES AND RELATED COSTS

In the first quarter of 2013, we recorded $5.2 million for severance and related costs to reflect approximately 40 position eliminations in our European Resilient Flooring business ($1.8 million in cost of goods sold and $1.0 million in SG&A expense) and approximately 40 position eliminations in our Resilient Flooring business in Australia ($2.4 million in cost of goods sold).

In the second quarter of 2012, we recorded $3.4 million for severance and related costs in SG&A expense ($3.2 million) and cost of goods sold ($0.2 million) to reflect approximately 35 position eliminations in our European Building Products business, primarily as a result of streamlining SG&A functions.

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings from continuing operations before income taxes	$82.0	$94.9	$153.6	$190.8
Income tax expense	26.1	20.9	63.9	55.6
Effective tax rate	31.8%	22.0%	41.6%	29.1%

The effective tax rate for the third quarter and first nine months of 2013 was higher than the comparable periods of 2012 due to the provision of valuation allowances reducing deferred tax assets generated during the periods related to increased losses of certain foreign affiliates and to the release of foreign tax credit valuation allowance in the third quarter of 2012. The increase in the effective tax rate for the third quarter and first nine months of 2013 was partially offset by a release of state net operating loss valuation allowance and certain state tax law changes in the third quarter.

We do not expect to record any material changes during 2013 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2012.

As of September 30, 2013, we consider foreign unremitted earnings to be permanently reinvested.

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

The primary covenant change resulting from the refinancing related to mandatory prepayments required under the senior credit facility. This is an annual leverage test beginning with the year ending December 31, 2013, where, if our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated EBITDA (“Consolidated Net Leverage Ratio”) is greater than or equal to 3.5 to 1.0, we would be required to make a prepayment of 50% of fiscal year Consolidated Excess Cash Flow, as defined by the credit agreement. If our Consolidated Net Leverage Ratio is less than 3.5 to 1.0, no prepayment would be required. This test is on a fiscal year basis, except for the first period ending December 31, 2013, for which the Consolidated Excess Cash Flow is calculated for the period April 1, 2013 to December 31, 2013. During the first nine months of 2013, we were in compliance with all covenants of the previous and amended senior credit facilities.

In connection with the refinancing, we incurred $8.3 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia. We decreased the facility to $75 million to reduce commitment fees on unused capacity. The maturity was extended to March 2016. The balance of the subordinated notes payable, which is eliminated in consolidation, totaled $129.7 million as of September 30, 2013.

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.3	$3.9	$12.7	$11.8
Interest cost on projected benefit obligation	19.9	22.7	59.8	68.0
Expected return on plan assets	(34.2)	(34.9)	(102.4)	(104.9)
Amortization of prior service cost	0.5	0.5	1.4	1.4
Amortization of net actuarial loss	10.2	5.8	30.7	17.5

Net periodic pension cost (credit)	$0.7	($2.0)	$2.2	($6.2)

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.3	$0.9	$0.9
Interest cost on projected benefit obligation	2.4	3.0	7.3	8.5
Amortization of prior service credit	(0.2)	(0.1)	(0.5)	(0.4)
Amortization of net actuarial gain	(0.8)	(1.3)	(2.7)	(5.6)

Net periodic postretirement benefit cost	$1.7	$1.9	$5.0	$3.4

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.8	$0.5	$2.2	$1.5
Interest cost on projected benefit obligation	3.2	3.8	9.8	11.6
Expected return on plan assets	(2.3)	(2.5)	(7.1)	(7.6)
Amortization of net actuarial loss	0.7	0.3	2.1	1.0

Net periodic pension cost	$2.4	$2.1	$7.0	$6.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 15. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total debt, including current portion	($1,067.6)	($1,062.6)	($1,071.0)	($1,075.9)
Foreign currency contract obligations	1.9	1.9	(1.8)	(1.8)
Natural gas contracts	(0.5)	(0.5)	(2.7)	(2.7)
Interest rate swap contracts	(10.6)	(10.6)	(25.7)	(25.7)

The carrying amounts of cash and cash equivalents of $137.7 million at September 30, 2013 and $336.4 million at December 31, 2012 (composed of bank deposits), receivables, accounts payable and accrued expenses, and short-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt, including current installments of long-term debt were based upon quotes from a major financial institution of recently observed trading levels of our Term Loan B debt. The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well-recognized national market data provider. The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions. For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well-recognized national market data provider. For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate and time to expiration, provided by a well-recognized national market data provider. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Assets and liabilities are summarized below:

	September 30, 2013		December 31, 2012
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total debt, including current portion	($470.3)	($592.3)	($792.4)	($283.5)
Foreign currency contract obligations	1.9	—	(1.8)	—
Natural gas contracts	—	(0.5)	—	(2.7)
Interest rate swap contracts	—	(10.6)	—	(25.7)

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

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. We monitor counterparty credit default swap levels and credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor do we receive cash collateral with any counterparty for our derivative transactions. As of September 30, 2013, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas for use in the manufacture of ceiling tiles and other products, and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At September 30, 2013 and December 31, 2012, the notional amount of these hedges was $18.7 million and $21.5 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

ineffective portion of these hedges was not material for the third quarter or first nine months of 2013 and 2012. The contracts are based on forecasted usage of natural gas measured in mmBtu’s.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of September 30, 2013, our major foreign currency exposures are to the Canadian dollar, the Australian dollar, and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $121.0 million and $129.7 million at September 30, 2013 and December 31, 2012, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the third quarter or first nine months of 2013 and 2012.

Currency Rate Risk—Intercompany Loans and Dividends

We also use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. We did not have any open hedges related to intercompany loans and dividends as of September 30, 2013 and December 31, 2012.

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2013 and December 31, 2012. Our derivative assets and liabilities not designated as hedging instruments were not material as of September 30, 2013 and December 31, 2012. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$0.5	$2.7
Foreign exchange contracts	Other current assets	$2.3	$0.3	Accounts payable and accrued expenses	0.4	2.1
Interest rate swap contracts	Other long- term assets	4.0	—	Other long-term liabilities	14.6	25.7

Total derivatives designated as hedging instruments		$6.3	$0.3		$15.5	$30.5

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2013	2012		2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	($0.5)	($4.5)	Cost of goods sold	($0.3)	($2.2)	($2.3)	($7.3)
Foreign exchange contracts – purchases and sales	1.9	(2.7)	Cost of goods sold	0.7	(0.6)	0.8	(1.4)
Interest rate swap contracts	(10.6)	(27.1)	Interest Expense	—	—	—	—

Total	($9.2)	($34.3)		$0.4	($2.8)	($1.5)	($8.7)

(a)	As of September 30, 2013 the amount of existing gains in Accumulated OCI expected to be recognized in earnings over the next twelve months is $1.4 million.

Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount of gain (loss) recognized in income related to the ineffective portion of the hedging relationships was immaterial for the three months and nine months ended September 30, 2013 and September 30, 2012. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of gain recognized in income for derivative instruments not designated as hedging instruments was zero for both the third quarter and first nine months of 2013 and 2012.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 17. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2013 and 2012:

	2013	2012
Balance at January 1,	$11.5	$12.1
Reductions for payments	(12.3)	(11.6)
Current year warranty accruals	12.3	12.3
Preexisting warranty accrual changes	(0.3)	(0.9)
Effects of foreign exchange translation	(0.1)	(0.1)

Balance at September 30,	$11.1	$11.8

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 18. OTHER LONG-TERM-LIABILITIES

	September 30, 2013	December 31, 2012
Long-term deferred compensation arrangements	$22.8	$23.4
Long-term portion of derivative liabilities	14.6	25.7
U.S. workers’ compensation	7.6	8.4
Postemployment benefit liabilities	6.3	7.2
Environmental liabilities	7.7	10.7
Other	10.2	11.2

Total other long-term liabilities	$69.2	$86.6

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments(1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments(1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2012	$30.1	($19.2)	($482.3)	($471.4)
Other comprehensive income before reclassifications, net of tax (expense) benefit of $ -, ($6.6), $0.7, and ($5.9)	(8.7)	12.8	(1.3)	2.8
Amounts reclassified from accumulated other comprehensive income	—	1.0	20.1	21.1

Net current period other comprehensive (loss) income	(8.7)	13.8	18.8	23.9

Balance at September 30, 2013	$21.4	($5.4)	($463.5)	($447.5)

(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
Derivative (Loss) Gain:
Natural gas commodity contracts	$2.3	Cost of goods sold
Foreign exchange contracts—purchases and sales	(0.8)	Cost of goods sold

Total before tax	1.5
Tax impact	(0.5)	Income tax expense

Total net of tax	1.0

Pension and Postretirement Adjustments:
Prior service cost amortization	0.6	Cost of goods sold
Prior service cost amortization	0.4	SG&A expense
Amortization of net actuarial loss	16.0	Cost of goods sold
Amortization of net actuarial loss	14.0	SG&A expense

Total before tax	31.0
Tax impact	(10.9)	Income tax expense

Total net of tax	20.1

Total reclassifications for the period	$21.1

NOTE 20. LITIGATION AND RELATED MATTERS

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”), which is comprised of Upland and Lowland areas. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the In-Water area of the adjacent Scappoose Bay. We are currently in an investigation phase for both the Owned Property and the Scappoose Bay and are actively conducting sampling and analysis at these sites. We submitted the draft Remedial Investigation Report and the draft Ecological Risk Assessment for the entire site to ODEQ in August 2013. We are preparing the draft Remedial Investigation Report for the Upland and the draft Human Health Risk Assessments for the Upland, Lowland and In-Water areas for future submission to ODEQ. At this time, we have determined that it is probable that remedial action for certain portions of the Owned Property will be required. The current estimate of our future liability at the site includes the known investigation work required by the Consent Order and the current projected cost of possible remedies for certain portions of the Owned Property. At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay, although such costs may be material. If additional investigative or remedial action is required by ODEQ, it could result in additional costs greater than the amounts currently estimated and those costs may be material.

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

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, and portions of Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs. In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”) that is a portion of the Superfund Site. We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA, which included a proposed

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

remedy. The EPA approved the EE/CA in the first quarter of 2013 and held a public comment period for the EE/CA, to which the agency received no comments. The EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. We are currently negotiating an Administrative Order on Consent for Removal Action and will begin work once finalized. Our estimate of future liability includes costs for the remedial work for the WWTP Landfill. Additionally, it is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, including Rocky Creek (the “Remaining Site”). We have not yet entered into an Order with the EPA for the Remaining Site and, as a result, have not yet commenced an investigation of this portion of the site. Accordingly, we are able to estimate only a small portion of the probable costs that may be associated with the RI/FS for the Remaining Site. We anticipate, however, that the EPA may require significant investigative work for the Remaining Site and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS. We are unable to reasonably estimate the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material.

Mobile, AL

In the second quarter of 2012, we recorded a liability for probable and estimable costs associated with the clean closure of a non-hazardous containment pond located on the property of our previously idled Mobile, AL Building Products plant. We completed the clean closure, received approval from the Alabama Department of Environmental Management in September 2013 and completed the sale of the plant, which included this lagoon, in September 2013.

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

Summary of Financial Position

Liabilities of $7.7 million at September 30, 2013 and $10.7 million at December 31, 2012 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at September 30, 2013 or December 31, 2012.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

On February 15, 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (“Fund”) of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the demand notice, we provided information and reviewed the determination with the Fund, and have made regular quarterly payments under protest pending resolution of the dispute. On September 24, 2013, the Fund informed us that it disagrees with our position that the sale of assets transaction did not trigger a withdrawal liability. We now have the opportunity to identify any inaccuracies in the determination of the claimed amount of unfunded vested plan benefits allocated to us, and to arbitrate the matter. We are pursuing both of these opportunities and have notified the Fund of our intent to proceed to arbitration. Under our sale agreements with AIP, we have agreed to indemnify AIP with respect to a portion of any potential withdrawal liability that may be incurred by AIP in the event of a withdrawal by AIP from the Fund, but such indemnities only apply in the event that the sale of assets transaction itself did not trigger withdrawal liability. During the third quarter of 2013, we recorded a liability of $7.5 million relative to this matter. The amount was recorded within Discontinued Operations (due to the association with the divestiture of the cabinets business). Adjustments to our liability could be recorded based upon completion of our actuarial analysis of unfunded vested plan benefits and the arbitration process. We do not believe that the ultimate disposition of this matter will have a material adverse effect on our financial condition, liquidity or results of operations.

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

NOTE 21. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or approximately $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Payment of an additional $1.5 million was made during the remainder of 2012. The unpaid portion of the dividend at September 30, 2013 relates to unvested employee and director shares and units and is reflected in current liabilities ($1.9 million) and other long term liabilities ($1.5 million). The dividends will be paid when the underlying employee awards vest, while vested director awards will be paid upon their separation from service on the Board of Directors. The dividend was funded in part by existing cash and in part by the proceeds of additional debt issued under our Term Loan B. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 22. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings from continuing operations	$55.9	$74.0	$89.7	$135.2
Earnings allocated to participating non-vested share awards	(0.3)	(0.5)	(0.5)	(1.0)

Earnings from continuing operations attributable common shares	$55.6	$73.5	$89.2	$134.2

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and nine month periods ended September 30, 2013 and 2012 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic shares outstanding	58.4	58.9	58.9	58.8
Dilutive effect of stock option awards	0.6	0.5	0.6	0.6

Diluted shares outstanding	59.0	59.4	59.5	59.4

Options to purchase 358,402 and 106,440 shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but not included in the computation of diluted earnings per share, because they were anti-dilutive.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 28, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of September 30, 2013 we operated 35 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

Reportable Segments

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to resale distributors and ceiling systems contractors. Residential ceiling products are sold in North America primarily to wholesalers and retailers (including large home centers). Suspension system (grid) products manufactured by Worthington Armstrong Venture (“WAVE”) are sold by both us and WAVE.

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

The assets, liabilities and financial results related to our formerly owned cabinets business are classified as discontinued operations for all periods presented.

See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor publicly available macroeconomic trends that provide insight to commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2013, including:

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

Pacific Rim

A continued soft commercial construction market in Australia negatively impacted our Resilient Flooring and Building Products businesses. Commercial markets in India and Southeast Asia grew, while China experienced positive results in the office, education and healthcare segments.

Pricing Initiatives. We periodically modify prices in each of our business segments in response to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our third quarter 2013 total consolidated net sales by $14 million and in the first nine months of 2013 by $23 million, when compared to the same periods of 2012.

We implemented three price increases in our wood flooring business in the Americas, price increases in our Building Products business in the Americas and Asia, and a grid price increase, all in the third quarter of 2013. We may implement additional pricing actions if raw material prices continue at, or rise from, current levels.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the third quarter by approximately $4 million and in the first nine months of 2013 by $8 million when compared to the same periods of 2012.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter and first nine months of 2013, costs for raw materials, sourced products and energy negatively impacted operating income by $12 million and $28 million, respectively, when compared to the same periods of 2012.

During the first quarter of 2012, we incurred approximately $4 million of net costs related to the collective bargaining contract settlement with employees at the Marietta, PA Building Products plant. During the first quarter of 2012, we also decided to close our previously idled Building Products plant in Mobile, AL. During the third quarter of 2013 we sold this facility and recorded a pre-tax gain of $3.8 million within SG&A expense (inclusive of release of unused environmental liabilities and asset retirement obligations). We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives. The charges associated with any additional cost reduction initiatives could include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and may be material to our financial statements.

Employees

As of September 30, 2013, we had approximately 8,700 full-time and part-time employees worldwide, compared to 8,500 as of December 31, 2012. Most of the increase related to crews added at our wood flooring plants.

Throughout 2014, collective bargaining agreements covering approximately 1,100 employees at four plants are scheduled to expire. One of these agreements, covering approximately 700 employees, is scheduled to expire in February 2014.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2013	2012	Change is Favorable/ (Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$530.4	$498.3	6.4%
EMEA	145.0	140.7	3.1%
Pacific Rim	54.3	55.7	(2.5)%

Total consolidated net sales	$729.7	$694.7	5.0%
Operating income	$93.6	$108.6	(13.8)%
Nine Months Ended September 30,
Net sales:
Americas	$1,497.6	$1,441.0	3.9%
EMEA	403.9	403.8	0.0%
Pacific Rim	157.1	161.3	(2.6)%

Total consolidated net sales	$2,058.6	$2,006.1	2.6%
Operating income	$208.2	$228.9	(9.0)%

The increase in consolidated net sales during the third quarter was driven by $24 million of higher volume and by favorable price and mix of $18 million. The increase in consolidated net sales during the first nine

Management’s Discussion and Analysis of Financial Condition and Results of Operations

months of 2013 was driven by $49 million of higher volume and by favorable price and mix of $32 million. Sales were negatively impacted by the sale of the Patriot wood flooring distribution business which occurred in the third quarter of 2012 and negatively impacted sales for the third quarter and first nine months of 2013 by approximately $7 million and $26 million, respectively, when compared to the same periods of 2012.

Net sales in the Americas improved during the third quarter of 2013 driven primarily by higher volumes and improvements in price. Net sales in the Americas increased during the first nine months of 2013 driven primarily by higher volumes in the wood business which were partially offset by lower commercial volumes, and improvements in price and mix. Sales were negatively impacted in both periods by the sale of the Patriot wood flooring distribution business.

Net sales in the EMEA markets improved during the third quarter of 2013 driven primarily by favorable foreign exchange impact of approximately $6 million and favorable mix, which were partially offset by lower volumes. Net sales in the EMEA markets were flat during the first nine months of 2013 as favorable foreign exchange impact of approximately $7 million and improved mix were offset by lower volumes.

Net sales in the Pacific Rim declined during the third quarter of 2013 on unfavorable foreign exchange impact of $3 million, which more than offset improved volumes and mix. Net sales in the Pacific Rim declined during the first nine months of 2013 as unfavorable foreign exchange impact of $4 million and lower mix were only partially offset by improvements in volume. A continued soft commercial construction market in Australia negatively impacted volumes in both periods in our Resilient Flooring and Building Products businesses.

Cost of goods sold in the third quarter of 2013 was 75.3% of net sales, compared to 73.1% for the same period in 2012. Cost of goods sold in the first nine months of 2013 was 76.3% of net sales, compared to 75.2% for the same period in 2012. The increases were primarily due to raw material inflation, and increased production costs in the wood flooring segment. The nine month comparison was impacted by approximately $20 million of costs associated with the closure of our Mobile, AL facility, $15 million of which was recorded in the first quarter of 2012.

SG&A expenses in the third quarter of 2013 were $103.0 million, or 14.1% of net sales, and in the first nine months of 2013 were $326.9 million, or 15.9% of net sales, compared to $94.0 million, or 13.5% of net sales, and $312.6 million, or 15.6% of net sales, for the corresponding periods in 2012. The increase was primarily due to emerging market growth initiatives and increased Unallocated Corporate expenses. See Reportable Segment Results for additional information.

Equity earnings from our WAVE joint venture were $16.6 million for the third quarter of 2013 compared to $15.5 million in the third quarter of 2012, and $46.2 million for the first nine months of 2013 compared to $44.0 million in the first nine months of 2012. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.4 million for the third quarter of 2013 compared to $14.1 million in the third quarter of 2012. The decrease in the third quarter was primarily due to the first quarter 2013 amendment to our senior credit facility. The terms were modified from LIBOR plus 300 basis points to LIBOR plus 250 basis points. Interest expense was $56.4 million in the first nine months of 2013 compared to $39.7 million in the first nine months of 2012. The increase in the first nine months of 2013 over the prior year was primarily due to the write-off of unamortized debt financing costs associated with the refinancing of our senior credit facility in the first quarter of 2013 (see Liquidity for further information).

Income tax expense was $26.1 million and $20.9 million for the third quarter of 2013 and 2012, respectively. The effective tax rate for the third quarter of 2013 was 31.8% as compared to a rate of 22.0% for the same period of 2012. Income tax expense was $63.9 million and $55.6 million for the first nine months of 2013 and 2012, respectively. The effective tax rate for the first nine months of 2013 was 41.6% as compared to a rate of 29.1% for the same period of 2012. The effective tax rate for both the three and nine month periods of 2013 was higher than the comparable periods of 2012 due to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

provision of valuation allowances reducing deferred tax assets generated during the periods related to increased losses of certain foreign affiliates and to the release of foreign tax credit valuation allowance in the third quarter of 2012. The increase in the effective tax rate for the third quarter and first nine months of 2013 was partially offset by a release of state net operating loss valuation allowance and certain state tax law changes in the third quarter.

Total other comprehensive income (“OCI”) was $7.4 million income and $10.2 million income for the third quarters of 2013 and 2012, respectively, and was $23.9 million income and $7.5 million income for the first nine months of 2013 and 2012, respectively. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in all periods were driven primarily by changes in the exchange rates of the British Pound, the Euro and the Australian dollar. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period changes are primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2013	2012	Change is Favorable
Three Months Ended September 30,
Net sales:
Americas	$208.7	$204.6	2.0%
EMEA	93.3	88.7	5.2%
Pacific Rim	33.5	32.6	2.8%

Total segment net sales	$335.5	$325.9	2.9%
Operating income	$86.7	$81.1	6.9%
Nine Months Ended September 30,
Net sales:
Americas	$590.3	$576.7	2.4%
EMEA	257.9	256.1	0.7%
Pacific Rim	96.4	93.3	3.3%

Total segment net sales	$944.6	$926.1	2.0%
Operating income	$210.7	$177.9	18.4%

The increase in Building Products net sales in the third quarter of 2013 was driven by $2 million of higher volume and by favorable price and mix of $8 million. The increase in Building Products net sales in the first nine months of 2013 was driven by favorable price and mix of $21 million, which was only partially offset by $2 million of lower volume.

Net sales in the Americas increased in the third quarter and first nine months of 2013. Price and mix improved in both periods, while volumes were flat in the third quarter, but were down for the first nine months of 2013.

Net sales in the EMEA markets increased in the third quarter of 2013, driven primarily by favorable foreign exchange impact of approximately $3 million and favorable mix. Net sales in the EMEA markets increased in the first nine months of 2013 as volume declines were more than offset by improvements in mix and favorable foreign exchange impact of approximately $3 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased in the Pacific Rim in the third quarter of 2013 driven by improvements in volume and mix, which were partially offset by unfavorable foreign exchange impact of approximately $2 million. Net sales increased in the Pacific Rim in the first nine months of 2013 driven by higher volumes which were partially offset by unfavorable foreign exchange impact of approximately $2 million and unfavorable mix and price.

Operating income improved during the third quarter of 2013, aided by favorable contribution from price and mix of $7 million and higher earnings from WAVE of $1 million, which were only partially offset by higher SG&A expenses of $4 million, net of the $3.8 million pre-tax gain on sale of our Mobile, AL facility.

The increase in operating income in the first nine months of 2013 was driven by $20 million of accelerated depreciation, impairment and other charges associated with the closure of our Mobile, AL facility, and approximately $4 million of net charges related to the collective bargaining contract settlement with employees at the Marietta, PA plant, both recorded in the first half of 2012. During the first nine months of 2013, we experienced favorable price and mix of $12 million, improvements in manufacturing costs of $7 million (net of investments in China and Russia) and higher earnings from WAVE of $4 million, which were only partially offset by higher SG&A expenses of $7 million and the margin impact of lower volumes of $4 million.

Resilient Flooring

(dollar amounts in millions)

			Change is Favorable/
	2013	2012	(Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$173.7	$171.3	1.4%
EMEA	51.7	52.0	(0.6)%
Pacific Rim	20.8	23.1	(10.0)%

Total segment net sales	$246.2	$246.4	(0.1)%
Operating income	$22.5	$25.3	(11.1)%
Nine Months Ended September 30,
Net sales:
Americas	$506.4	$511.5	(1.0)%
EMEA	146.0	147.7	(1.2)%
Pacific Rim	60.7	68.0	(10.7)%

Total segment net sales	$713.1	$727.2	(1.9)%
Operating income	$46.6	$57.9	(19.5)%

Resilient Flooring net sales were flat in the third quarter of 2013 as favorable foreign exchange impact of approximately $2 million was offset by $2 million of unfavorable price and mix. The decline in Resilient Flooring net sales in the first nine months of 2013 was driven by $16 million of lower volume, which was only partially offset by favorable mix and price of $1 million.

Net sales in the Americas increased in the third quarter of 2013 as residential and commercial volumes improved and mix was favorable, which were only partially offset by the impact of unfavorable price. Net sales in the Americas decreased in the first nine months of 2013, driven primarily by lower residential and commercial volumes and unfavorable price which were only partially offset by improvements in mix.

Net sales in the EMEA markets decreased slightly in the third quarter of 2013, as favorable foreign exchange was offset by the impact of lower volumes. Net sales in the EMEA markets declined in the first nine months of 2013 as improvements in mix and price were unable to offset volume declines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the Pacific Rim declined in the third quarter and first nine months of 2013, driven primarily by lower volumes in Australia.

The decline in operating income in the third quarter of 2013 was driven primarily by lower price and mix of $3 million and unfavorable foreign exchange impact of approximately $1 million, which were only partially offset by $2 million of lower manufacturing and input costs as higher productivity in the Americas and Europe more than offset plant start-up costs in China. The decline in operating income for the first nine months of 2013 was driven primarily by the margin impact of lower volumes of $8 million and lower price and mix of $2 million, which were only partially offset by improvements in manufacturing and input costs of $3 million and reductions in SG&A expenses of $2 million. The comparison was also impacted by $7 million of severance charges associated with cost reduction actions in Australia and EMEA in the first half of 2013.

Wood Flooring

(dollar amounts in millions)

			Change is Favorable/
	2013	2012	(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$148.0	$122.4	20.9%
Operating income	$2.6	$13.5	(80.7)%
Nine Months Ended September 30,
Total segment net sales	$400.9	$352.8	13.6%
Operating income	$5.6	$29.8	(81.2)%

Net sales increased in the third quarter of 2013, driven primarily by higher volumes of $22 million, and favorable price and mix of $10 million. Net sales increased in the first nine months of 2013, driven by higher volumes of $68 million, and favorable mix and price of $7 million. The higher volumes were driven by strong demand from independent distributors as gains in new residential construction drove increased demand from builders. Sales also improved as a result of share gains and new product introductions with independent distributors and the home center channel. Price positively impacted sales in the third quarter, driven by realization from multiple pricing actions during the year. The sale of the Patriot wood flooring distribution business, which occurred in the third quarter of 2012, negatively impacted sales for the third quarter and first nine months of 2013 by approximately $7 million and $26 million, respectively, when compared to the same periods of 2012.

The decrease in operating income in the third quarter and first nine months of 2013 was driven by higher manufacturing and input costs of $24 million and $45 million, respectively, which were only partially offset by the $6 million and $15 million impact of higher volumes and $8 million and $3 million impact of improved price and mix in the third quarter and first nine months of 2013, respectively. Increases in manufacturing and input costs were driven by rising lumber costs and higher labor costs as we increased our workforce to respond to the increased demand.

Unallocated Corporate

Unallocated corporate expense of $18.2 million in the third quarter and $54.7 million for the first nine months of 2013 increased from $11.3 million and $36.7 million, respectively, in the prior year. The increase in both periods was impacted by higher foreign and domestic pension expense, increased spending on outside professional services and higher expense associated with employee benefits when compared to the same periods of 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first nine months of 2013 provided $161.7 million of cash, compared to $141.1 million in the first nine months of 2012. The increase in cash provided was primarily driven by changes in working capital.

Net cash used by investing activities was $86.4 million for the first nine months of 2013, compared to $61.7 million for the first nine months of 2012. The increase in cash used was primarily due to higher purchases of property, plant and equipment and lower proceeds from the sale of assets.

Net cash used by financing activities was $268.6 million for the first nine months of 2013, compared to $262.7 million during the first nine months of 2012. Net cash used in 2013 was impacted by the $261.4 million purchase of common stock for the treasury. Net cash used in 2012 was impacted by dividend payments of $503.5 million, partially offset by $251.9 million of long-term debt issued.

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

The amended senior credit facility, includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income (“consolidated interest coverage ratio”) to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. During the first nine months of 2013, we were in compliance with all covenants of the previous and amended senior credit facilities.

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

As of September 30, 2013, we had $137.7 million of cash and cash equivalents, $26.4 million in the U.S. and $111.3 million in various foreign jurisdictions.

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

On September 30, 2013, we had outstanding letters of credit totaling $72.0 million, of which $14.8 million was issued under the revolving credit facility, $57.0 million was issued under the securitization facility, and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of September 30, 2013
	Limit	Used	Available
Foreign Financing Arrangements
Lines of Credit Available for Borrowing	$14.9	—	$14.9
Lines of Credit Available for Letters of Credit	1.6	$0.7	0.9

Total	$16.5	$0.7	$15.8

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two flooring plants in China. Total capital spending for these projects is currently projected to be approximately $310 million. As of September 30, 2013, we have completed construction of the mineral wool plant, mineral fiber ceiling plant in China and two flooring plants in China. Through September 30, 2013, we have incurred approximately $225 million related to these projects. Capital spending for the final plant will be incurred through 2014 with the majority of the remaining spending expected to occur in 2014. In July 2013, our Board of Directors approved the expansion of our Lancaster,

Management’s Discussion and Analysis of Financial Condition and Results of Operations

PA flooring plant to include the manufacture of luxury vinyl tile. Total capital spending for this project is projected to be approximately $40 million and will be incurred though 2015 with the majority of the spending expected to occur in 2014.

During the third quarter of 2013, the Asbestos PI Trust and TPG together sold 12,057,382 of their remaining shares in a secondary public offering. During this transaction we paid approximately $260 million to acquire 5,057,382 shares to be held in treasury. The treasury share purchase was funded by existing cash, borrowings under our credit facility and our securitization facility. Funds borrowed to complete this transaction were repaid by the end of the third quarter.

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our $75 million securitization facility and the availability under our $250 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2013, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 20 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2013 [1]	327	$50.48	—	—
August 1 – 31, 2013 [1]	3,768	$50.75	—	—
September 1 – 30, 2013 [3]	5,057,382	$51.41	—	—

Total	5,061,477		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.
[3]	Shares reacquired pursuant to a Share Repurchase Agreement dated September 10, 2013. The shares are held in Treasury as of September 30, 2013.

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

Date: October 28, 2013