Form 10-Q
period 2014-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2014-04-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 22, 2014 – 54,808,061.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends, and our ability to increase revenues, earnings and EBITDA (as such terms are defined by documents incorporated by reference herein). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions;

•	construction activity;

•	availability and costs of raw materials and energy;

•	our liquidity;

•	covenants in our debt agreements;

•	our indebtedness;

•	competition;

•	key customers;

•	labor;

•	plant construction projects;

•	our WAVE joint venture;

•	environmental matters;

•	availability of deferred tax assets;

•	strategic transactions;

•	negative tax consequences;

•	international operations;

•	our intellectual property rights;

•	outsourcing;

•	costs savings and productivity initiatives;

•	claims and litigation;

•	concentration of share ownership and voting control;

•	anti-takeover provisions; and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth herein, and under “Risk Factors” included in our Annual Report on Form 10-K and in the documents incorporated by reference.

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

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net sales	$634.4	$622.3
Cost of goods sold	479.4	477.8

Gross profit	155.0	144.5
Selling, general and administrative expenses	117.3	112.7
Equity earnings from joint venture	(14.8)	(15.2)

Operating income	52.5	47.0
Interest expense	11.6	33.2
Other non-operating expense	5.3	—
Other non-operating (income)	(0.6)	(1.3)

Earnings from continuing operations before income taxes	36.2	15.1
Income tax expense	19.3	11.9

Earnings from continuing operations	16.9	3.2

Loss on sale of discontinued business, net of tax benefit of $— and ($0.1)	—	(0.2)

Net loss from discontinued operations	—	(0.2)

Net earnings	$16.9	$3.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.4)	(6.2)
Derivative (loss) gain	(0.6)	4.3
Pension and postretirement adjustments	7.1	8.9

Total other comprehensive income	6.1	7.0

Total comprehensive income	$23.0	$10.0

Earnings per share of common stock, continuing operations:
Basic	$0.31	$0.05
Diluted	$0.30	$0.05
Loss per share of common stock, discontinued operations:
Basic	—	—
Diluted	—	—
Net earnings per share of common stock:
Basic	$0.31	$0.05
Diluted	$0.30	$0.05
Average number of common shares outstanding:
Basic	54.8	59.2
Diluted	55.3	59.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$131.0	$135.2
Accounts and notes receivable, net	244.3	222.2
Inventories, net	428.5	381.7
Deferred income taxes	70.3	72.0
Income tax receivable	12.9	17.4
Other current assets	66.5	55.5

Total current assets	953.5	884.0
Property, plant, and equipment, less accumulated depreciation and amortization of $663.7 and $639.7, respectively	1,113.2	1,107.2
Prepaid pension costs	178.0	167.0
Investment in joint venture	128.6	132.0
Intangible assets, net	519.5	522.9
Deferred income taxes	25.5	30.1
Other non-current assets	73.2	73.4

Total assets	$2,991.5	$2,916.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$42.7	—
Current installments of long-term debt	30.3	$23.9
Accounts payable and accrued expenses	379.4	383.6
Income tax payable	2.9	2.7
Deferred income taxes	0.7	0.7

Total current liabilities	456.0	410.9
Long-term debt, less current installments	1,035.0	1,042.6
Postretirement benefit liabilities	233.5	234.2
Pension benefit liabilities	223.4	225.5
Other long-term liabilities	64.1	67.5
Income taxes payable	39.9	81.7
Deferred income taxes	229.4	181.0

Total noncurrent liabilities	1,825.3	1,832.5
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 59,864,407 shares, outstanding 54,807,025 shares in 2014 and 59,464,309 shares issued, outstanding 54,406,927 shares in 2013	0.6	0.6
Capital in excess of par value	1,112.4	1,098.4
Retained earnings	224.1	207.2
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive loss	(365.5)	(371.6)

Total shareholders’ equity	710.2	673.2

Total liabilities and shareholders’ equity	$2,991.5	$2,916.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2014
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	54,406,927	$0.6	$1,098.4	$207.2	5,057,382	($261.4)	($371.6)	$673.2
Stock issuance	400,098
Share-based employee compensation			14.0					14.0
Net earnings				16.9				16.9
Other comprehensive income							6.1	6.1

Balance at end of period	54,807,025	$0.6	$1,112.4	$224.1	5,057,382	($261.4)	($365.5)	$710.2

	Three Months Ended March 31, 2013
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	58,934,050	$0.6	$1,076.8	$113.1	—	—	($471.4)	$719.1
Stock issuance	212,198
Share-based employee compensation			5.7					5.7
Net earnings				3.0				3.0
Other comprehensive income							7.0	7.0

Balance at end of period	59,146,248	$0.6	$1,082.5	$116.1	—	—	($464.4)	$734.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$16.9	$3.0
Adjustments to reconcile net earnings to net cash (used for) operating activities:
Depreciation and amortization	30.0	25.4
Write off of debt financing costs	—	18.9
Deferred income taxes	11.8	2.4
Share-based compensation	5.1	5.1
Equity earnings from joint venture	(14.8)	(15.2)
Other non-cash adjustments, net	6.8	(0.3)
Changes in operating assets and liabilities:
Receivables	(22.9)	(35.2)
Inventories	(47.2)	(29.6)
Other current assets	(9.9)	(3.5)
Other non-current assets	(2.6)	(6.0)
Accounts payable and accrued expenses	(6.1)	16.5
Income taxes payable	5.8	6.7
Other long-term liabilities	(7.0)	(5.2)
Other, net	1.2	3.0

Net cash (used for) operating activities	(32.9)	(14.0)

Cash flows from investing activities:
Purchases of property, plant and equipment	(40.9)	(52.3)
Return of investment from joint venture	18.2	14.9
(Payment of) proceeds from company owned life insurance, net	(0.2)	0.1
Proceeds from the sale of assets	0.9	—

Net cash (used for) investing activities	(22.0)	(37.3)

Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	67.8	—
Payments of revolving credit facility and other short-term debt	(25.0)	—
Proceeds from long-term debt	—	1,025.0
Payments of long-term debt	(1.2)	(1,026.0)
Financing costs	—	(7.2)
Special dividends paid	(1.2)	(0.7)
Proceeds from exercised stock options	8.8	2.7
Excess tax benefit from share-based awards	2.7	—

Net cash provided by (used for) financing activities	51.9	(6.2)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.9)

Net (decrease) in cash and cash equivalents	(4.2)	(58.4)
Cash and cash equivalents at beginning of year	135.2	336.4

Cash and cash equivalents at end of period	$131.0	$278.0

Supplemental Cash Flow Disclosures:
Interest paid	$10.0	$11.1
Income taxes paid, net	1.7	2.6
Amounts in accounts payable for capital expenditures	16.8	14.9

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

In December 2000, AWI filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. On October 2, 2006, AWI’s court-approved plan of reorganization became effective and AWI emerged from Chapter 11. All claims in AWI’s Chapter 11 case have been resolved and closed.

On October 2, 2006, the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (the “Asbestos PI Trust”) was created to address AWI’s personal injury (including wrongful death) asbestos-related liability. All present and future asbestos-related personal injury claims against AWI, including contribution claims of co-defendants but excluding certain foreign claims against subsidiaries, arising directly or indirectly out of AWI’s pre-Filing use of, or other activities involving, asbestos are channeled to the Asbestos PI Trust.

In August 2009, Armor TPG Holdings LLC (“TPG”) and the Asbestos PI Trust entered into agreements pursuant to which TPG purchased from the Asbestos PI Trust 7,000,000 shares of our common stock and acquired an economic interest in an additional 1,039,777 shares pursuant to a forward sales contract. During the fourth quarter of 2012, the Asbestos PI Trust and TPG together sold 5,980,000 shares in a secondary public offering. In the third quarter of 2013, the Asbestos PI Trust and TPG together sold 12,057,382 shares in another secondary public offering. Contemporaneously with this secondary public offering, we paid $261.4 million, including associated fees, to buy back 5,057,382 shares, which we currently hold in treasury. The treasury share purchase was funded by existing cash and borrowings under our credit and securitization facilities. In November 2013, the Asbestos PI Trust physically settled the 2009 forward sales contract by delivering to TPG the 1,039,777 shares in which TPG previously held an economic interest. Additionally, during the fourth quarter of 2013, the Asbestos PI Trust and TPG together sold an additional 6,000,000 shares. In March 2014, the Asbestos PI Trust and TPG together sold an additional 3,900,000 shares, which consisted of the last remaining 2,054,977 shares owned by TPG and an additional 1,845,023 shares owned by the Asbestos PI Trust. We did not sell any shares and did not receive any proceeds from these offerings. As a result of these transactions the Asbestos PI Trust now holds approximately 17% of our outstanding shares and TPG no longer owns any of our common stock.

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

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2013. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

Certain amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2014 presentation.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” which is part of ASC 405: Liabilities. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements, within the scope of this ASU, as the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance requires an entity to disclose the nature and amount of the obligation. The guidance is to be applied retrospectively and was effective for us beginning January 1, 2014. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of ASC 740: Income Taxes. The guidance requires an entity to present an unrecognized tax benefit and a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The guidance was applied prospectively and was effective for us beginning January 1, 2014. As a result of adopting this guidance, we recorded a reduction to noncurrent income taxes payable and a corresponding increase to noncurrent deferred tax liabilities of approximately $40 million. There was no impact on results of operations or cash flows as a result of the adoption of this guidance.

Operating results for the first quarter of 2014 and 2013 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended March 31,
	2014	2013
Net sales to external customers
Building Products	$308.2	$292.8
Resilient Flooring	208.1	214.8
Wood Flooring	118.1	114.7

Total net sales to external customers	$634.4	$622.3

	Three Months Ended March 31,
	2014	2013
Segment operating income (loss)
Building Products	$57.8	$59.3
Resilient Flooring	9.4	6.4
Wood Flooring	5.1	0.5
Unallocated Corporate (expense)	(19.8)	(19.2)

Total consolidated operating income	$52.5	$47.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Three Months Ended March 31,
	2014	2013
Total consolidated operating income	$52.5	$47.0
Interest expense	11.6	33.2
Other non-operating expense	5.3	—
Other non-operating income	(0.6)	(1.3)

Earnings from continuing operations before income taxes	$36.2	$15.1

	March 31, 2014	December 31, 2013
Segment assets
Building Products	$1,087.3	$1,071.9
Resilient Flooring	680.2	635.2
Wood Flooring	354.6	335.2
Unallocated Corporate	869.4	874.3

Total consolidated assets	$2,991.5	$2,916.6

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

The operating results of the cabinets business (previously shown as the Cabinets reporting segment), for the first quarter of 2013 was a pre-tax loss of $0.3 million ($0.2 million net of tax benefit). The financial results of the cabinets business have been classified as discontinued operations for all periods presented. The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operation.

During the third quarter of 2013, we recorded an estimated liability of $7.5 million for a potential withdrawal liability related to a multi-employer pension plan. See Note 17 to the Condensed Consolidated Financial Statements for further information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2014	December 31, 2013
Customer receivables	$263.1	$242.7
Customer notes	1.3	1.6
Miscellaneous receivables	7.3	5.9
Less allowance for warranties, discounts and losses	(27.4)	(28.0)

Accounts and notes receivable, net	$244.3	$222.2

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	March 31, 2014	December 31, 2013
Finished goods	$317.3	$292.8
Goods in process	34.9	29.2
Raw materials and supplies	133.2	118.6
Less LIFO and other reserves	(56.9)	(58.9)

Total inventories, net	$428.5	$381.7

NOTE 6. OTHER CURRENT ASSETS

	March 31, 2014	December 31, 2013
Prepaid expenses	$49.5	$46.0
Fair value of derivative assets	7.4	5.9
Other	9.6	3.6

Total other current assets	$66.5	$55.5

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at March 31, 2014 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended March 31,
	2014	2013
Net sales	$92.3	$91.9
Gross profit	43.5	43.3
Net earnings	32.2	33.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of March 31, 2014 and December 31, 2013.

		March 31, 2014		December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.5	$62.2	$165.5	$60.2
Developed technology	15 years	83.3	40.9	83.1	39.4
Other	Various	21.2	2.0	21.5	1.9

Total		$270.0	$105.1	$270.1	$101.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	354.6		354.3

Total intangible assets		$624.6		$624.4

	Three Months Ended March 31,
	2014	2013
Amortization expense	$3.6	$3.6

NOTE 9. SEVERANCES AND RELATED COSTS

In the first quarter of 2013, we recorded $5.2 million for severance and related costs to reflect approximately 40 position eliminations in our European Resilient Flooring business ($1.8 million in cost of goods sold and $1.0 million in selling, general and administrative (“SG&A”) expense) and approximately 40 position eliminations in our Resilient Flooring business in Australia ($2.4 million in cost of goods sold).

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended March 31,
	2014	2013
Earnings from continuing operations before income taxes	$36.2	$15.1
Income tax expense	19.3	11.9
Effective tax rate	53.3%	78.8%

The effective tax rate for the first quarter of 2014 was lower than the comparable period of 2013 primarily due to mix of income and a lower rate impact of unbenefitted foreign losses. First quarter 2013 income was lower as a result of the write-off of unamortized debt financing costs related to our previous credit facility to interest expense.

We do not expect to record any material changes during 2014 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2013.

As of March 31, 2014, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 11. DEBT

On March 15, 2013, we refinanced our $1.3 billion senior credit facility and amended the underlying credit agreement. The amended facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $550 million Term Loan A and a $475 million Term Loan B. The terms of the facility resulted in a lower interest rate spread (2.5% vs. 3.0%) than our previous facility. We also extended the maturity of Term Loan A from November 2015 to March 2018 and of Term Loan B from March 2018 to March 2020. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. In connection with the refinancing, we incurred $8.3 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense (see Liquidity for further information).

As of March 31, 2014, we were in compliance with all covenants of the amended senior credit facility. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia. We decreased the facility to $75 million to reduce commitment fees on unused capacity. The maturity was extended to March 2016.

As of March 31, 2014, outstanding balances on the revolving credit facility and accounts receivable securitization facility were $20.0 million and $17.8 million respectively and are classified as short-term debt. There was no outstanding balance on either facility as of December 31, 2013.

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended
	March 31,
	2014	2013
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.6	$4.2
Interest cost on projected benefit obligation	21.4	19.9
Expected return on plan assets	(34.8)	(34.1)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial loss	10.6	10.2

Net periodic pension cost	$1.3	$0.7

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.2	$0.3
Interest cost on projected benefit obligation	2.7	2.4
Amortization of prior service credit	(0.1)	(0.2)
Amortization of net actuarial gain	(1.0)	(0.9)

Net periodic postretirement benefit cost	$1.8	$1.6

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.8	$0.7
Interest cost on projected benefit obligation	3.5	3.3
Expected return on plan assets	(2.9)	(2.4)
Amortization of net actuarial loss	0.5	0.7

Net periodic pension cost	$1.9	$2.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	($1,065.3)	($1,066.5)	($1,066.5)	($1,065.2)
Foreign currency contract obligations	6.4	6.4	5.2	5.2
Natural gas contracts	0.6	0.6	0.5	0.5
Interest rate swap contracts	(7.9)	(7.9)	(7.9)	(7.9)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Assets and liabilities are summarized below:

	March 31, 2014		December 31, 2013
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total long-term debt, including current portion	($470.8)	($595.7)	($470.9)	($594.3)
Foreign currency contract obligations	6.4	—	5.2	—
Natural gas contracts	—	0.6	—	0.5
Interest rate swap contracts	—	(7.9)	—	(7.9)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. The contracts are based on forecasted usage of natural gas measured in mmBtu’s. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At March 31, 2014 and December 31, 2013, the notional amount of these hedges was $16.4 million and $20.1 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the first quarter of 2014 and 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of March 31, 2014, our major, pre-hedging foreign currency exposures are to the Canadian dollar, the Chinese Renminbi and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $143.5 million and $130.9 million at March 31, 2014 and December 31, 2013, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the first quarter of 2014 and 2013.

Currency Rate Risk - Intercompany Loans and Dividends

We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $60.3 million and $36.7 million at March 31, 2014 and December 31, 2013, respectively.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2014 and December 31, 2013. Our derivative assets and liabilities not designated as hedging instruments were not material at March 31, 2014 and December 31, 2013. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$0.7	$0.7	Accounts payable and accrued expenses	$0.1	$0.2
Foreign exchange contracts	Other current assets	6.0	5.2	Accounts payable and accrued expenses	0.1	—
Foreign exchange contracts	Other non-current assets	—	0.6	Other long-term liabilities	—	—
Interest rate swap contracts	Other non-current assets	3.3	4.6	Other long-term liabilities	11.2	12.5

Total derivatives designated as hedging instruments		$10.0	$11.1		$11.4	$12.7

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	$0.8	$0.8	Cost of goods sold	$0.7	($1.7)
Foreign exchange contracts – purchases	2.9	1.2	Cost of goods sold	0.5	(0.1)
Foreign exchange contracts – sales	(0.7)	—	Net sales	1.5	—
Interest rate swap contracts	—	2.5	Interest Expense	—	—

Total	$3.0	$4.5		$2.7	($1.8)

(a)	As of March 31, 2014 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $6.2 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial for the first quarters of 2014 and 2013. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of pre-tax gain recognized in income for derivative instruments not designated as hedging instruments was $2.7 million for the first quarter of 2014. No gain or loss was recognized in the first quarter of 2013.

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2014 and 2013:

	2014	2013
Balance at January 1,	$9.9	$11.5
Reductions for payments	(2.9)	(4.4)
Current year warranty accruals	2.5	3.7
Preexisting warranty accrual changes	—	(0.3)

Balance at March 31,	$9.5	$10.5

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2013	$21.3	($0.7)	($392.2)	($371.6)
Other comprehensive income before reclassifications, net of tax expense of $ -, ($1.8), ($0.1), and ($1.9)	(0.4)	1.2	0.3	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.8)	6.8	5.0

Net current period other comprehensive (loss) income	(0.4)	(0.6)	7.1	6.1

Balance at March 31, 2014	$20.9	($1.3)	($385.1)	($365.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2012	$30.1	($19.2)	($482.3)	($471.4)
Other comprehensive income before reclassifications, net of tax (expense) benefit of $ -, ($1.4), $0.2, and ($1.2)	(6.2)	3.1	2.2	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	6.7	7.9

Net current period other comprehensive (loss) income	(6.2)	4.3	8.9	7.0

Balance at March 31, 2013	$23.9	($14.9)	($473.4)	($464.4)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2014	2013
Derivative Adjustments:
Natural gas commodity contracts	($0.7)	$1.7	Cost of goods sold
Foreign exchange contracts—purchases	(0.5)	0.1	Cost of goods sold
Foreign exchange contracts—sales	(1.5)	—	Net sales

Total (income) expense before tax	(2.7)	1.8
Tax impact	0.9	(0.6)	Income tax expense

Total (income) expense, net of tax	(1.8)	1.2

Pension and Postretirement Adjustments:
Prior service cost amortization	0.2	0.2	Cost of goods sold
Prior service cost amortization	0.2	0.1	SG&A expense
Amortization of net actuarial loss	5.4	5.3	Cost of goods sold
Amortization of net actuarial loss	4.7	4.7	SG&A expense

Total expense before tax	10.5	10.3
Tax impact	(3.7)	(3.6)	Income tax expense

Total expense, net of tax	6.8	6.7

Total reclassifications for the period	$5.0	$7.9

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

Environmental Sites

Summary

We are actively involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act, and state or international Superfund and similar type environmental laws at several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of several potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”), which is comprised of Upland and Lowland areas. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the In-Water area of the adjacent Scappoose Bay. We are currently in an investigation phase for both the Owned Property and the Scappoose Bay and all draft investigative and risk assessment reports have been submitted for review to ODEQ. At this time, we have determined that it is probable that remedial action for certain portions of the Owned Property will be required. The current estimate of our future liability at the site includes the known investigation work required by the Consent Order and the current projected cost of possible remedies for certain portions of the Owned Property. At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay, although such costs may be material. If additional investigative or remedial action is required by ODEQ, it could result in additional costs greater than the amounts currently estimated and those costs may be material.

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

Summary of Financial Position

Liabilities of $7.9 million at March 31, 2014 and $8.3 million at December 31, 2013 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at March 31, 2014 or December 31, 2013.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

On February 15, 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (the “Fund”) of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the demand notice, we provided information and reviewed the determination with the Fund, and have made regular quarterly payments under protest pending resolution of the dispute. We have the opportunity to identify any inaccuracies in the determination of the claimed amount of unfunded vested plan benefits allocated to us, and to arbitrate the matter. We are pursuing both of these opportunities and have notified the Fund of our intent to proceed to arbitration, which we expect to occur in 2014.

On September 24, 2013, the Fund informed us that it disagrees with our position that the sale transaction did not trigger a withdrawal liability. In March 2014, the Fund informed us that AIP withdrew from the Fund effective December 12, 2013. Under our sale agreements with AIP, we have agreed to indemnify AIP with respect to a portion (not to exceed $10.0 million) of any potential withdrawal liability that may be incurred by AIP in the event of a withdrawal by AIP from the Fund, but such indemnities only apply in the event that the sale of assets transaction itself did not trigger withdrawal liability.

A charge of $7.5 million was recorded during the third quarter of 2013 within Discontinued Operations (due to the association with the divestiture of the cabinets business). As of March 31, 2014, we have a liability of $7.0 million relative to this matter. Adjustments to our liability could be recorded based upon completion of our actuarial analysis of unfunded vested plan benefits and the arbitration process. We do not believe that the ultimate disposition of this matter will have a material adverse effect on our financial condition, liquidity or results of operations.

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

Additionally, the DOC is currently conducting annual administrative reviews of the CVD and AD final rates. In 2013, Armstrong Kunshan was selected for individual review as a mandatory respondent in the first annual administrative review. As part of that review process, which is scheduled to conclude in 2014, Armstrong Kunshan’s original CVD and AD rates may be changed and applied retroactively to the DOC’s preliminary determinations in the original investigation. On November 25, 2013, the DOC issued a preliminary AD rate of 8.87% for Armstrong Kunshan as part of the first annual administrative review of the AD rates. On January 16, 2014, the DOC issued a preliminary CVD rate of 0.9% for Armstrong Kunshan as part of the first annual administrative review of the CVD rates. These preliminary review rates are estimates only and the final AD and CVD review rates are expected to be issued in second quarter of 2014. While we are unable to predict the final review rates, based on the preliminary review rates we do not expect that this matter will have a material impact on our financial condition, results of operations or cash flows.

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

NOTE 18. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or approximately $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Additional payments of $3.7 million have been made through the end of the first quarter of 2014. The remaining dividends will be paid when the underlying employee awards vest, while vested director awards will be paid upon their separation from service on the Board of Directors. Most of the outstanding balance at March 31, 2014 is expected to be paid in the first quarter of 2015. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 19. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Earnings from continuing operations	$16.9	$3.2
Earnings allocated to participating non-vested share awards	(0.1)	—

Earnings from continuing operations attributable common shares	$16.8	$3.2

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month periods ended March 31, 2014 and 2013 (shares in millions):

	Three Months Ended
	March 31,
	2014	2013
Basic shares outstanding	54.8	59.2
Dilutive effect of stock option awards	0.5	0.6

Diluted shares outstanding	55.3	59.8

At March 31, 2014 and 2013, there were no anti-dilutive options excluded from the computation of diluted EPS.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and the related condensed consolidated statements of earnings and comprehensive income, cash flows and shareholders’ equity for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of earnings and comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 24, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 28, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of March 31, 2014 we operated 35 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor publicly available macroeconomic trends that provide insight to commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that directly affected our business performance during the first quarter of 2014, including:

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

Revenues for all of our businesses were negatively impacted by severe weather conditions experienced during the first quarter of 2014.

Europe, Middle East and Africa (“EMEA”)

The majority of our sales in EMEA are to commercial markets in sectors dependent on public spending. Continued softness in commercial sectors, such as office, education and healthcare, contributed to mixed results across EMEA. These trends impacted our Building Products and Resilient Flooring businesses.

Pacific Rim

Commercial markets in India and Southeast Asia grew, while China and Australia markets were mixed.

Pricing Initiatives. We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our first quarter 2014 total consolidated net sales by approximately $12 million compared to the first quarter of 2013.

Due to rising raw material prices we announced price increases in our resilient flooring, wood flooring, ceilings and grid businesses in the Americas, and in our ceilings businesses in EMEA and the Pacific Rim, effective in the first quarter of 2014. In response to continued rising raw material prices, we also announced price increases in our resilient and wood flooring businesses in the Americas effective in the second quarter of 2014. We may implement additional pricing actions if raw material prices continue at, or rise from, current levels.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the first quarter of 2014 by approximately $9 million compared to the first quarter of 2013.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2014 costs for raw materials, sourced products and energy negatively impacted operating income by $12 million when compared to the first quarter of 2013.

During the first quarter of 2013, our Resilient Flooring business incurred approximately $5 million of severance charges associated with cost reduction actions in Australia and EMEA.

Employees

As of March 31, 2014, we had approximately 8,600 full-time and part-time employees worldwide, compared to 8,700 as of December 31, 2013.

In 2014, we have negotiated three-year collective bargaining agreements covering approximately 700 production and maintenance employees at one of our wood flooring plants and approximately 250 production and maintenance employees at one of our building products plants.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
(dollar amounts in millions)

	Three Months Ended March 31,
	2014	2013	Change is Favorable
Net sales:
Americas	$459.3	$454.5	1.1%
EMEA	128.7	122.6	5.0%
Pacific Rim	46.4	45.2	2.7%

Total consolidated net sales	$634.4	$622.3	1.9%
Operating income	$52.5	$47.0	11.7%

The increase in consolidated net sales was driven by favorable price and mix of $21 million which more than offset $8 million of lower volume.

Net sales in the Americas increased as price and mix improvements more than offset the impact of volume declines in Resilient and Wood Flooring.

Net sales in the EMEA markets increased driven by higher volumes in the Middle East which more than offset the impact of unfavorable price and mix.

Net sales in the Pacific Rim increased despite unfavorable foreign exchange impact of approximately $3 million, as volume growth and higher prices more than offset unfavorable mix.

Cost of goods sold in 2014 was 75.6% of net sales, compared to 76.8% for the same period in 2013. The decrease was due to reductions in manufacturing costs driven by higher productivity during the first quarter of 2014 and $5 million of severance charges associated with cost reduction actions in Australia and EMEA in the Resilient Flooring business during the first quarter of 2013, which combined to offset higher costs for lumber and other raw materials.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses in 2014 were $117.3 million, or 18.5% of net sales, compared to $112.7 million, or 18.1% of net sales, in 2013. The increase was due primarily to the timing of promotional spending in Resilient Flooring and Building Products go-to-market investments to support emerging market growth initiatives.

Equity earnings from our WAVE joint venture were $14.8 million in 2014, as compared to $15.2 million in 2013. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.6 million in 2014 compared to $33.2 million in 2013. The decrease was primarily due to the write-off of unamortized debt financing costs associated with the refinancing of our senior credit facility during the first quarter of 2013 (see Liquidity for further information).

Income tax expense was $19.3 million and $11.9 million for the first quarter of 2014 and 2013, respectively. The effective tax rate for the first quarter of 2014 was 53.3% as compared to a rate of 78.8% for the same period of 2013. The effective tax rate for the first quarter of 2014 was lower than the comparable period of 2013 primarily due to mix of income and a lower rate impact of unbenefitted foreign losses. First quarter 2013 income was lower as a result of the write-off of unamortized debt financing costs related to our previous credit facility to interest expense.

In March 2014, we announced the commencement of a secondary public offering (the “Offering”) of 3,900,000 shares of our common stock held by Armor TPG Holdings LLC (“TPG”) and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”).

Upon completion of the Offering, TPG no longer holds any of our common stock, and accordingly the shareholders’ agreement between the Asbestos PI Trust and TPG was automatically terminated in accordance with its terms. In addition, upon completion of the Offering, the Asbestos PI Trust owns less than 20% of our outstanding common shares. Accordingly, certain provisions of our Articles of Incorporation and Bylaws specifically relating to the rights and obligations of the Asbestos PI Trust are no longer applicable.

As previously disclosed in prior SEC filings, our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation, insufficient future taxable income prior to expiration of certain deferred tax assets, annual limits imposed under Section 382 of the Internal Revenue Code (“Section 382”) or by state law, as a result of an “ownership change.” This “ownership change” is defined as a cumulative increase in certain shareholders’ ownership of the Company by more than 50 percentage points during the previous rolling three year period.

We have determined as of March 31, 2014, the completion of the latest Offering did not result in an “ownership change” under Section 382, based on the size of the Offering and the factors discussed below. Together the Asbestos PI Trust and TPG collectively sold 5,980,000 shares, 12,057,382 shares and 6,000,000 shares of the Company’s common shares during the fourth quarter of 2012, the third quarter of 2013 and the fourth quarter of 2013, respectively. Those sales, when combined with the 3,900,000 common shares sold in the Offering, significantly increase the likelihood that future sales by the Asbestos PI Trust will cause an “ownership change” under Section 382. At this time, we estimate that an additional sale of the Company’s common shares by the Asbestos PI Trust prior to December 2015 would be reasonably likely to cause an “ownership change” under Section 382. An “ownership change” may result in limitations on the utilization of certain tax attributes, primarily our ability to deduct state net operating losses (“NOLs”) against future state taxable income. If such “ownership change” were to occur, then we would be required to record a one-time, non-cash charge in our income statement in the period in which such “ownership change” occurs. We currently estimate that, if such “ownership change” had occurred in the first quarter of 2014, based on the factors discussed below, the one-time charge that would have been taken would have reduced our net earnings by an amount between $4.0 million and $8.0 million. This pro forma estimated range of net earnings reduction is based on current management estimates and assumptions that are subject to change over time. The actual amount of the required charge, if any, may differ materially from this current estimate. Key factors impacting the calculation include, but are not limited to, our stock price on the date of the “ownership change”, the applicable tax-

Management’s Discussion and Analysis of Financial Condition and Results of Operations

exempt interest rate, the tax basis and fair market value of our assets, federal and state tax regulations, projections of future taxable income and prior NOL usage.

Total other comprehensive income (“OCI”) was $6.1 million and $7.0 million for the first quarters of 2014 and 2013, respectively. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2014 were driven primarily by changes in the exchange rates of the Australian dollar, the Chinese Renminbi, the Russian Ruble and the British Pound. Amounts in the first quarter of 2013 were driven primarily by changes in the exchange rates of the British Pound, the Euro and the Australian dollar. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period change is primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in both periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products
(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2014	2013	(Unfavorable)
Net sales:
Americas	$193.8	$185.5	4.5%
EMEA	84.3	78.9	6.8%
Pacific Rim	30.1	28.4	6.0%

Total segment net sales	$308.2	$292.8	5.3%
Operating income	$57.8	$59.3	(2.5)%

The increase in Building Products net sales was driven by $11 million of higher volume and favorable price and mix of $7 million, despite unfavorable impact from foreign exchange of $3 million.

Net sales in the Americas increased as price, volume and mix all improved over the prior year.

Net sales in the EMEA markets increased as higher volumes in the Middle East were partially offset by lower price and mix.

Net sales in the Pacific Rim increased despite unfavorable foreign exchange impact of approximately $2 million, driven by volume growth and improvements in price.

Operating income declined due to the unfavorable impact from price and mix of $2 million, increased SG&A expenses of $3 million and increased manufacturing and input costs of $1 million, which were partially offset by the margin impact of higher volumes of $5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2014	2013	(Unfavorable)
Net sales:
Americas	$147.4	$154.3	(4.5)%
EMEA	44.4	43.7	1.6%
Pacific Rim	16.3	16.8	(3.0)%

Total segment net sales	$208.1	$214.8	(3.1)%
Operating income	$9.4	$6.4	46.9%

The decline in Resilient Flooring net sales was driven by $10 million of lower volume, which was only partially offset by favorable price and mix of $4 million.

Net sales in the Americas decreased as lower volumes more than offset improved product mix.

Net sales in the EMEA markets increased as the favorable impact of foreign exchange of $1 million more than offset the impact of lower volumes.

Net sales in the Pacific Rim declined driven by unfavorable foreign exchange impact of approximately $1 million and unfavorable mix, which more than offset the impact of higher volumes.

The improvement in operating income was driven by reductions in manufacturing and input costs of $7 million, which mostly offset the impact of lower volumes $4 million, increased SG&A expenses of $3 million, and lower price and mix of $1 million. The comparison was also impacted by $5 million of severance charges associated with cost reduction actions in Australia and EMEA in 2013.

Wood Flooring

(dollar amounts in millions)

	Three Months Ended March 31,
	2014	2013	Change is Favorable
Total segment net sales	$118.1	$114.7	3.0%
Operating income	$5.1	$0.5	Favorable

Net sales increased driven by higher price and mix of $13 million, which was only partially offset by volumes declines of $10 million.

The increase in operating income was driven by favorable price and mix of $16 million which more than offset higher manufacturing and input costs of $7 million, due to rising lumber costs, and the margin impact from lower volumes of $3 million.

Unallocated Corporate

Unallocated corporate expense of $19.8 million in the first quarter of 2014 increased from $19.2 million in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first three months of 2014 used $32.9 million of cash, compared to $14.0 million in the first three months of 2013. The increase in cash used was primarily driven by changes in working capital, partially offset by higher earnings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used for investing activities was $22.0 million for the first three months of 2014, compared to $37.3 million for the first three months of 2013. The decrease was primarily due to lower purchases of property, plant and equipment and higher payments received from our WAVE joint venture.

Net cash provided by financing activities was $51.9 million for the first three months of 2014, compared to $6.2 million used during the first three months of 2013. Cash provided in the first three months of 2014 was primarily the result of proceeds from debt and from exercised stock options.

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

Under the amended senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments. If our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow. These annual payments would be made in the first quarter of the following year. No payment was required in the first quarter of 2014.

In connection with the refinancing, we incurred $8.3 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense.

The amended senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 4.5 to 1.0 through December 31, 2013, 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. As of March 31, 2014, we were in compliance with all covenants of the senior credit facility.

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of March 31, 2014, the outstanding balance on the revolving credit facility was $20.0 million.

As of March 31, 2014, we had $131.0 million of cash and cash equivalents, $22.0 million in the U.S. and $109.0 million in various foreign jurisdictions.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. We decreased the facility to $75 million to reduce commitment fees on the unused capacity and extended the maturity date from December 2014 to March 2016. As of March 31, 2014, the outstanding balance on the accounts receivable securitization facility was $17.8 million.

On March 31, 2014, we had outstanding letters of credit totaling $64.9 million, of which $7.7 million was issued under the revolving credit facility, $57.0 million was issued under the securitization facility, and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of March 31, 2014
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

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two resilient flooring plants in China. In July 2013, our Board of Directors approved the expansion of our Lancaster, PA flooring plant to include the manufacture of luxury vinyl tile. Total spending for these projects is currently projected to be approximately $375 million. As of March 31, 2014, we have completed construction of the mineral wool plant and three plants in China. Through March 31, 2014, we have incurred approximately $292 million related to these projects. The majority of the remaining spending for the plant in Russia and the Lancaster plant expansion is expected to occur in 2014, while spending for both projects may be incurred through 2015.

During the third quarter of 2013, the Asbestos PI Trust and TPG together sold 12,057,382 of their remaining shares in a secondary public offering. In connection with this transaction, we paid $261.4 million, including associated fees, to buy-back 5,057,382 shares, which we currently hold in treasury. The treasury share purchase was funded by existing cash, borrowings under our credit facility and our securitization facility. Funds borrowed to complete this transaction were repaid by the end of the third quarter of 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report on Form 10-K. There have been no material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2014, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2014	11,777	$60.07	—	—
February 1 – 28, 2014	26,586	$59.51	—	—
March 1 – 31, 2014	16,408	$55.17	—	—

Total	54,771		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Bylaws of Armstrong World Industries, Inc., as amended, is incorporated by reference from the Current Report on Form 8-K filed on August 6, 2010, wherein it appeared as Exhibit 3.1.

10.1	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – U.S.). †

10.2	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – Non-U.S.). †

10.3	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Time-Based Restricted Stock Units – U.S.). †

10.4	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Time-Based Restricted Stock Units – Payable in Cash – Non-U.S.). †

10.5	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Time-Based Restricted Stock Units – Payable in Shares – Non-U.S.). †

10.6	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Performance Restricted Stock Units—Payable in Shares—U.S.). †

10.7	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Performance Restricted Stock Units – Payable in Cash—Non-U.S.). †

10.8	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Performance Restricted Stock Units – Payable in Shares – Non-U.S.). †

15	Awareness Letter from Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive Data Files

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.

By:	/s/ David S. Schulz
David S. Schulz, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Stephen F. McNamara
Stephen F. McNamara, Vice President and Controller (Principal Accounting Officer)

Date: April 28, 2014