Form 10-Q
period 2014-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2014-07-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 22, 2014 – 54,846,521.

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

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net sales	$710.0	$706.6	$1,344.4	$1,328.9
Cost of goods sold	554.3	542.3	1,033.7	1,020.1

Gross profit	155.7	164.3	310.7	308.8
Selling, general and administrative expenses	114.7	111.2	232.0	223.9
Goodwill impairment	0.8	—	0.8	—
Restructuring charges, net	—	(0.1)	—	(0.1)
Equity earnings from joint venture	(17.6)	(14.4)	(32.4)	(29.6)

Operating income	57.8	67.6	110.3	114.6
Interest expense	11.8	11.8	23.4	45.0
Other non-operating expense	1.1	0.7	6.4	0.7
Other non-operating income	(0.7)	(1.4)	(1.3)	(2.7)

Earnings from continuing operations before income taxes	45.6	56.5	81.8	71.6
Income tax expense	24.6	25.9	43.9	37.8

Earnings from continuing operations	21.0	30.6	37.9	33.8

Loss on sale of discontinued business, net of tax benefit of ($1.2), ($0.4) ($1.2), and ($0.5)	(2.1)	(0.7)	(2.1)	(0.9)

Net loss from discontinued operations	(2.1)	(0.7)	(2.1)	(0.9)

Net earnings	$18.9	$29.9	$35.8	$32.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4.5	(8.7)	4.1	(14.9)
Derivative (loss) gain	(5.6)	12.2	(6.2)	16.5
Pension and postretirement adjustments	5.7	6.0	12.8	14.9

Total other comprehensive income	4.6	9.5	10.7	16.5

Total comprehensive income	$23.5	$39.4	$46.5	$49.4

Earnings per share of common stock, continuing operations:
Basic	$0.38	$0.51	$0.69	$0.57
Diluted	$0.38	$0.51	$0.68	$0.56
Loss per share of common stock, discontinued operations:
Basic	($0.04)	($0.01)	($0.04)	($0.02)
Diluted	($0.04)	($0.01)	($0.04)	($0.02)
Net earnings per share of common stock:
Basic	$0.34	$0.50	$0.65	$0.55
Diluted	$0.34	$0.50	$0.64	$0.54
Average number of common shares outstanding:
Basic	54.8	59.3	54.8	59.2
Diluted	55.3	59.9	55.2	59.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$152.6	$135.2
Accounts and notes receivable, net	276.9	222.2
Inventories, net	426.7	381.7
Deferred income taxes	60.8	72.0
Income tax receivable	8.4	17.4
Other current assets	56.3	55.5

Total current assets	981.7	884.0
Property, plant, and equipment, less accumulated depreciation and amortization of $691.8 and $639.7, respectively	1,142.3	1,107.2
Prepaid pension costs	189.0	167.0
Investment in joint venture	132.6	132.0
Intangible assets, net	516.8	522.9
Deferred income taxes	24.5	30.1
Other non-current assets	71.2	73.4

Total assets	$3,058.1	$2,916.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$57.8	—
Current installments of long-term debt	33.4	$23.9
Accounts payable and accrued expenses	414.5	383.6
Income tax payable	3.4	2.7
Deferred income taxes	0.7	0.7

Total current liabilities	509.8	410.9
Long-term debt, less current installments	1,024.3	1,042.6
Postretirement benefit liabilities	231.0	234.2
Pension benefit liabilities	220.1	225.5
Other long-term liabilities	63.4	67.5
Income taxes payable	42.1	81.7
Deferred income taxes	229.1	181.0

Total noncurrent liabilities	1,810.0	1,832.5
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 59,889,875 shares, outstanding 54,832,493 shares in 2014 and 59,464,309 shares issued, 54,406,927 outstanding shares in 2013	0.6	0.6
Capital in excess of par value	1,117.0	1,098.4
Retained earnings	243.0	207.2
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive loss	(360.9)	(371.6)

Total shareholders’ equity	738.3	673.2

Total liabilities and shareholders’ equity	$3,058.1	$2,916.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Six Months Ended June 30, 2014
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	54,406,927	$0.6	$1,098.4	$207.2	5,057,382	($261.4)	($371.6)	$673.2
Stock issuance	425,566
Share-based employee compensation			18.6					18.6
Net earnings				35.8				35.8
Other comprehensive income							10.7	10.7

Balance at end of period	54,832,493	$0.6	$1,117.0	$243.0	5,057,382	($261.4)	($360.9)	$738.3

	Six Months Ended June 30, 2013
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	58,934,050	$0.6	$1,076.8	$113.1	—	—	($471.4)	$719.1
Stock issuance	247,826
Share-based employee compensation			10.4					10.4
Net earnings				32.9				32.9
Other comprehensive income							16.5	16.5

Balance at end of period	59,181,876	$0.6	$1,087.2	$146.0	—	—	($454.9)	$778.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$35.8	$32.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62.7	51.8
Write off of debt financing costs	—	18.9
Loss on sale of discontinued operations	3.3	1.4
Fixed asset impairment	4.9	—
Deferred income taxes	19.0	11.8
Share-based compensation	7.9	8.8
Equity earnings from joint venture	(32.4)	(29.6)
Other non-cash adjustments, net	3.1	(1.3)
Changes in operating assets and liabilities:
Receivables	(54.2)	(65.7)
Inventories	(45.3)	(22.4)
Other current assets	(3.3)	(6.4)
Other non-current assets	(4.2)	(6.0)
Accounts payable and accrued expenses	26.6	39.2
Income taxes payable	13.0	19.4
Other long-term liabilities	(12.1)	(12.7)
Other, net	(2.4)	3.1

Net cash provided by operating activities	22.4	43.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(102.9)	(92.4)
Return of investment from joint venture	31.7	29.8
(Payment of) proceeds from company owned life insurance, net	(0.2)	0.1
Proceeds from settlement of note receivable	1.9	—
Proceeds from the sale of assets	1.7	—

Net cash (used for) investing activities	(67.8)	(62.5)

Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	82.8	—
Payments of revolving credit facility and other short-term debt	(25.0)	—
Proceeds from long-term debt	—	1,025.0
Payments of long-term debt	(8.8)	(1,027.2)
Financing costs	—	(7.2)
Special dividends paid	(1.2)	(0.7)
Proceeds from exercised stock options	10.0	3.8
Excess tax benefit from share-based awards	3.5	—

Net cash provided by (used for) financing activities	61.3	(6.3)

Effect of exchange rate changes on cash and cash equivalents	1.5	(6.1)

Net increase (decrease) in cash and cash equivalents	17.4	(31.7)
Cash and cash equivalents at beginning of year	135.2	336.4

Cash and cash equivalents at end of period	$152.6	$304.7

Supplemental Cash Flow Disclosures:
Interest paid	$20.0	$21.4
Income taxes paid, net	7.2	6.1
Amounts in accounts payable for capital expenditures	14.4	19.8

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

In September 2012, we entered into a definitive agreement to sell our cabinets business for $27 million. The sale was completed in October 2012. The transaction was subject to working capital adjustments which were completed in the second quarter of 2013. The financial results related to the cabinets business, which were previously shown as a separate reporting segment, are recorded as discontinued operations for all periods presented. See Note 3 to the Condensed Consolidated Financial Statements for additional financial information related to discontinued operations.

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

The June 30, 2013 condensed consolidated statement of cash flows has been revised to reflect a change between receivables and account payable and accrued expenses. Certain other amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2014 presentation.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which is part of Accounting Standards Codification (“ASC”) 205: Presentation of Financial Statements and ASC 360: Property, Plant and Equipment. The amendments in this guidance change the requirements for reporting discontinued operations. Under the new guidance a disposal of a component of an entity or a group of components is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance is effective prospectively for disposals that occur within annual periods beginning on or after December 15, 2014. We do not expect a material impact to our financial condition, results of operations or cash flows from the adoption of this guidance.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, January 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which is part of ASC 718: Compensation-Stock Compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect a material impact on our financial condition, results of operation or cash flows from the adoption of this guidance.

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” which is part of ASC 405: Liabilities. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements, within the scope of this ASU, as the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance requires an entity to disclose the nature and amount of the obligation. The guidance is to be applied retrospectively and was effective for us beginning January 1, 2014. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

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

Operating results for the second quarter and first six months of 2014 and 2013 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales to external customers
Building Products	$323.5	$316.3	$631.7	$609.1
Resilient Flooring	247.1	252.1	455.2	466.9
Wood Flooring	139.4	138.2	257.5	252.9

Total net sales to external customers	$710.0	$706.6	$1,344.4	$1,328.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment operating income (loss)
Building Products	$64.9	$64.7	$122.7	$124.0
Resilient Flooring	15.1	17.7	24.5	24.1
Wood Flooring	(2.6)	2.5	2.5	3.0
Unallocated Corporate	(19.6)	(17.3)	(39.4)	(36.5)

Total consolidated operating income	$57.8	$67.6	$110.3	$114.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total consolidated operating income	$57.8	$67.6	$110.3	$114.6
Interest expense	11.8	11.8	23.4	45.0
Other non-operating expense	1.1	0.7	6.4	0.7
Other non-operating income	(0.7)	(1.4)	(1.3)	(2.7)

Earnings from continuing operations before income taxes	$45.6	$56.5	$81.8	$71.6

	June 30, 2014	December 31, 2013
Segment assets
Building Products	$1,132.6	$1,071.9
Resilient Flooring	690.0	635.2
Wood Flooring	355.9	335.2
Unallocated Corporate	879.6	874.3

Total consolidated assets	$3,058.1	$2,916.6

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In June 2014, we made the decision to dispose of certain idle equipment at five of our wood flooring manufacturing facilities and, as a result we recorded a $4.4 million impairment charge in cost of goods sold.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Our European Resilient Flooring business continues to achieve disappointing operating results. We are currently evaluating several strategic alternatives for this business. No decision has been made by management or the Board of Directors at this time, but a decision on which alternative to pursue is possible before the end of 2014. The outcome of these assessments may have an impact on the carrying value of the European Resilient Flooring assets and liabilities. The carrying value of assets was $187.5 million as of June 30, 2014, with property, plant & equipment of $90.1 million and inventory of $69.5 million representing the significant majority. The carrying value of liabilities was $187.4 million as of June 30, 2014, including an unfunded pension liability of $137.1 million.

NOTE 3. – DISCONTINUED OPERATIONS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”) for $27 million in cash. During the third quarter of 2012, we recorded an impairment charge of $17.5 million on the cabinets’ assets to reflect the expected proceeds from the sale. The sale was completed in October 2012, with working capital adjustments completed in the second quarter of 2013.

During the third quarter of 2013, we recorded an estimated liability of $7.5 million for a potential withdrawal liability related to a multi-employer pension plan. We have been making regular quarterly payments pending resolution of the matter. During the second quarter of 2014, we recorded an additional $3.3 million expense to increase the total estimated remaining liability to $10.0 million. See Note 17 to the Condensed Consolidated Financial Statements for further information.

The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operation.

The following is a summary of the results related to the cabinets business, which are included in discontinued operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales	—	—	—	—
Loss before income tax	($3.3)	($1.1)	($3.3)	($1.4)
Income tax benefit	1.2	0.4	1.2	0.5

Net loss from discontinued operations	($2.1)	($0.7)	($2.1)	($0.9)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2014	December 31, 2013
Customer receivables	$296.2	$242.7
Customer notes	1.1	1.6
Miscellaneous receivables	8.2	5.9
Less allowance for warranties, discounts and losses	(28.6)	(28.0)

Accounts and notes receivable, net	$276.9	$222.2

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 5. INVENTORIES

	June 30, 2014	December 31, 2013
Finished goods	$317.6	$292.8
Goods in process	35.6	29.2
Raw materials and supplies	137.6	118.6
Less LIFO and other reserves	(64.1)	(58.9)

Total inventories, net	$426.7	$381.7

NOTE 6. OTHER CURRENT ASSETS

	June 30, 2014	December 31, 2013
Prepaid expenses	$49.3	$46.0
Fair value of derivative assets	2.1	5.9
Other	4.9	3.6

Total other current assets	$56.3	$55.5

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at June 30, 2014 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$100.5	$96.6	$192.8	$188.5
Gross profit	47.2	41.8	90.7	85.1
Net earnings	37.0	32.1	69.2	65.9

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of June 30, 2014 and December 31, 2013.

		June 30, 2014		December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.5	$64.3	$165.5	$60.2
Developed technology	15 years	83.5	42.3	83.1	39.4
Other	Various	21.7	2.1	21.5	1.9

Total		$270.7	$108.7	$270.1	$101.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	354.8		354.3

Total intangible assets		$625.5		$624.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Six Months Ended
	June 30,
	2014	2013
Amortization expense	$7.2	$7.2

NOTE 9. SEVERANCES AND RELATED COSTS

In the second quarter of 2014, we recorded $1.7 million in cost of goods sold for severance and related costs due to the planned closure of a resilient flooring plant in Australia. We also recorded $1.4 million in cost of goods sold for severance and related costs due to the planned closure of a wood flooring plant in China. Both plants are being closed due to excess capacity and are expected to cease operations in the third quarter of 2014.

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

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings from continuing operations before income taxes	$45.6	$56.5	$81.8	$71.6
Income tax expense	24.6	25.9	43.9	37.8
Effective tax rate	53.9%	45.8%	53.7%	52.8%

The effective tax rate for the second quarter of 2014 was higher than the comparable period of 2013 primarily due to increased losses in foreign jurisdictions and a decrease in consolidated pre-tax income which increased the impact of the losses on the effective tax rate. Tax benefits for foreign losses, which would have reduced consolidated income tax expense, were not recorded (unbenefitted) because our ability to utilize these tax benefits in future periods is uncertain. The effective tax rate for the first six months of 2014 is relatively flat in comparison to the same period of 2013.

We do not expect to record any material changes during 2014 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2013.

As of June 30, 2014, we consider foreign unremitted earnings to be permanently reinvested.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

As of June 30, 2014, we were in compliance with all covenants of the amended senior credit facility. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia. We decreased the facility to $75 million to reduce commitment fees on unused capacity. The maturity was extended to March 2016.

As of June 30, 2014, outstanding balances on the revolving credit facility and accounts receivable securitization facility were $40.0 million and $17.8 million, respectively, and are classified as short-term debt. There was no outstanding balance on either facility as of December 31, 2013.

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.6	$4.2	$7.2	$8.4
Interest cost on projected benefit obligation	21.4	20.0	42.8	39.9
Expected return on plan assets	(34.8)	(34.1)	(69.6)	(68.2)
Amortization of prior service cost	0.4	0.4	0.9	0.9
Amortization of net actuarial loss	10.6	10.3	21.2	20.5

Net periodic pension cost	$1.2	$0.8	$2.5	$1.5

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.3	$0.5	$0.6
Interest cost on projected benefit obligation	2.7	2.5	5.4	4.9
Amortization of prior service credit	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial gain	(1.1)	(1.0)	(2.1)	(1.9)

Net periodic postretirement benefit cost	$1.7	$1.7	$3.5	$3.3

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.7	$0.7	$1.5	$1.4
Interest cost on projected benefit obligation	3.5	3.3	7.0	6.6
Expected return on plan assets	(2.9)	(2.4)	(5.8)	(4.8)
Amortization of net actuarial loss	0.6	0.7	1.1	1.4

Net periodic pension cost	$1.9	$2.3	$3.8	$4.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	($1,057.7)	($1,057.7)	($1,066.5)	($1,065.2)
Foreign currency contract obligations	0.2	0.2	5.2	5.2
Natural gas contracts	—	—	0.5	0.5
Interest rate swap contracts	11.3	11.3	(7.9)	(7.9)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Assets and liabilities are summarized below:

	June 30, 2014		December 31, 2013
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total long-term debt, including current portion	($469.1)	($588.6)	($470.9)	($594.3)
Foreign currency contract obligations	0.2	—	5.2	—
Natural gas contracts	—	—	—	0.5
Interest rate swap contracts	—	11.3	—	(7.9)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. The contracts are based on forecasted usage of natural gas measured in mmBtu’s. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At June 30, 2014 and December 31, 2013, the notional amount of these hedges was $14.1 million and $20.1 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the second quarter and first six months of 2014 and 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of June 30, 2014, our major, pre-hedging foreign currency exposures are to the Canadian dollar, the Chinese Renminbi and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $129.9 million and $130.9 million at June 30, 2014 and December 31, 2013, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the second quarter and first six months of 2014 and 2013.

Currency Rate Risk—Intercompany Loans and Dividends

We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $65.6 million and $36.7 million at June 30, 2014 and December 31, 2013, respectively.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. As a result of interest rate fluctuations, interest expense on variable-rate liabilities will increase or decrease. The following table summarizes our interest rate swaps:

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2014 and December 31, 2013. Our derivative liabilities not designated as hedging instruments were $0.3 million and $0.6 million at June 30, 2014 and December 31, 2013. Our derivative assets not designated as hedging instruments were not material at June 30, 2014 and December 31, 2013. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$0.2	$0.7	Accounts payable and accrued expenses	$0.2	$0.2
Foreign exchange contracts	Other current assets	1.9	5.2	Accounts payable and accrued expenses	0.9	—
Foreign exchange contracts	Other non-current assets	—	0.6	Other long-term liabilities	0.5	—
Interest rate swap contracts	Other non-current assets	1.8	4.6	Other long-term liabilities	13.1	12.5

Total derivatives designated as hedging instruments		$3.9	$11.1		$14.7	$12.7

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2014	2013		2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	—	($0.7)	Cost of goods sold	$0.4	($0.3)	$1.1	($2.0)
Foreign exchange contracts – purchases	($0.1)	4.1	Cost of goods sold	—	0.1	0.5	—
Foreign exchange contracts – sales	0.6	—	Net sales	1.2	—	2.7	—
Interest rate swap contracts	(11.3)	(8.6)	Interest Expense	—	—	—	—

Total	($10.8)	($5.2)		$1.6	($0.2)	$4.3	($2.0)

(a)	As of June 30, 2014 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $1.0 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial for the second quarter and first six months of 2014 and 2013. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of pre-tax loss recognized in income for derivative instruments not designated as hedging instruments was $5.1 million for the second quarter and $2.4 million for the first half of 2014. No gain or loss was recognized in the second quarter or first half of 2013.

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2014 and 2013:

	2014	2013
Balance at January 1,	$9.9	$11.5
Reductions for payments	(7.0)	(8.4)
Current year warranty accruals	7.6	8.2
Preexisting warranty accrual changes	(0.1)	(0.3)
Effects of foreign exchange translation	—	(0.2)

Balance at June 30,	$10.4	$10.8

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2013	$21.3	($0.7)	($392.2)	($371.6)
Other comprehensive income before reclassifications, net of tax expense of $ -, $1.4, ($0.2), and $1.2	4.1	(3.4)	(0.7)	—
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2.8)	13.5	10.7

Net current period other comprehensive income (loss)	4.1	(6.2)	12.8	10.7

Balance at June 30, 2014	$25.4	($6.9)	($379.4)	($360.9)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2012	$30.1	($19.2)	($482.3)	($471.4)
Other comprehensive income before reclassifications, net of tax (expense) benefit of $ -, ($7.9), $0.5, and ($7.4)	(14.9)	15.2	1.6	1.9
Amounts reclassified from accumulated other comprehensive income	—	1.3	13.3	14.6

Net current period other comprehensive (loss) income	(14.9)	16.5	14.9	16.5

Balance at June 30, 2013	$15.2	($2.7)	($467.4)	($454.9)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
	Six Months Ended June 30,
	2014	2013
Derivative Adjustments:
Natural gas commodity contracts	($1.1)	$2.0	Cost of goods sold
Foreign exchange contracts - purchases	(0.5)	—	Cost of goods sold
Foreign exchange contracts - sales	(2.7)	—	Net sales

Total (income) expense before tax	(4.3)	2.0
Tax impact	1.5	(0.7)	Income tax expense

Total (income) expense, net of tax	(2.8)	1.3

Pension and Postretirement Adjustments:
Prior service cost amortization	0.3	0.3	Cost of goods sold
Prior service cost amortization	0.3	0.3	SG&A expense
Amortization of net actuarial loss	10.9	10.6	Cost of goods sold
Amortization of net actuarial loss	9.3	9.4	SG&A expense

Total expense before tax	20.8	20.6
Tax impact	(7.3)	(7.3)	Income tax expense

Total expense, net of tax	13.5	13.3

Total reclassifications for the period	$10.7	$14.6

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

Environmental Sites

Summary

We are actively involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act, and state or international Superfund and similar type environmental laws at several domestically- and internationally-owned, formerly owned and non-owned locations allegedly resulting from past industrial activity. In a few cases, we are one of several potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. We are currently pursuing coverage and recoveries under those policies with respect to certain of the sites, but we are unable to predict the outcome or costs of these proceedings.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”). We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA. The EPA approved the EE/CA and issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. On July 7, 2014, the EPA and Armstrong executed an Administrative Order on Consent for Removal Action for the WWTP Landfill. We will begin remedy design and implementation work under this Order. Our estimate of future liability includes costs for the remedial work for the WWTP Landfill.

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

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”) from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”). We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998. Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, Triangle Pacific and CBS entered into an RI/FS with the EPA for the site. In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. Although the parties initially submitted the RI/FS work plan to the EPA in 2004, the EPA did not approve the RI/FS work plan until August 2011. We submitted the draft Remedial Investigative and Risk Assessments in the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

first quarter of 2014 and will be conducting supplemental investigative work based upon agency comments to those reports. We are unable to reasonably estimate any additional investigative costs or determine whether remediation will be required. If remediation is required, the related costs may be material, although we expect these costs to be shared with CBS and the Navy.

Summary of Financial Position

Liabilities of $7.8 million at June 30, 2014 and $8.3 million at December 31, 2013 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at June 30, 2014 or December 31, 2013.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

On February 15, 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (the “Fund”) of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the demand notice, we provided information and reviewed the determination with the Fund, and have made regular quarterly payments under protest pending resolution of the dispute. We have the opportunity to identify any inaccuracies in the determination of the claimed amount of unfunded vested plan benefits allocated to us, and to arbitrate the matter. We are pursuing both of these opportunities and have notified the Fund of our intent to proceed to arbitration if we are unable to reach a mutually acceptable settlement.

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

Based upon the quarterly payments already made by us and initial settlement discussions with the Fund, we recorded an additional charge of $3.3 million during the second quarter of 2014 within Discontinued Operations (due to the association with the divestiture of the cabinets business).

As of June 30, 2014, we have a recorded liability of $10.0 million for the net present value of the estimated remaining payments related to this matter. Adjustments to our liability could be recorded based upon the arbitration process and the result of settlement negotiations. We do not believe that the ultimate disposition of this matter will have a material adverse effect on our financial condition, liquidity or results of operations.

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

We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. We also have a plant in Kunshan, China (“Armstrong Kunshan”) that manufactures multilayered wood flooring for export to the U.S. We were specifically mentioned in the AD and CVD petitions as an importer. Under the U.S. AD and CVD laws, a U.S. importer may be responsible for the payment of any antidumping and countervailing duties.

In response to the petitions, the DOC conducted its initial original investigations and issued CVD and AD orders on December 8, 2011. Pursuant to the orders, Armstrong Kunshan’s assigned duty deposit rates were 1.5% (CVD) and 3.31% (AD). These rates became effective in the form of additional duty deposits. These rates applied retrospectively as of April 6, 2011 (CVD) and May 26, 2011 (AD).

Following the issuance of the CVD and AD orders, appeals were filed by several parties, including Armstrong, challenging various aspects of the determinations by the DOC, including certain aspects that may impact the validity of the orders. Armstrong is participating in the remaining appeal of these orders, which is currently expected to result in additional court decisions in 2014 and 2015.

The DOC is currently conducting annual administrative reviews of the CVD and AD orders it earlier issued. In 2013, Armstrong Kunshan was selected for individual review as a mandatory respondent in the first annual administrative review. On May 9, 2014, the DOC issued a final AD rate of 0.00% for Armstrong Kunshan in the first AD administrative review covering AD duty deposits for all entries of the subject merchandise from the original preliminary determination through the end of the initial period of review (November 30, 2012). On June 20, 2014, the DOC issued amended final results in which Armstrong Kunshan’s AD rate remained 0.00%. The second annual administrative review is currently ongoing and Armstrong has not been selected as a mandatory respondent. While there is the possibility of an appeal, based on the DOC’s final and amended results in the first annual administrative review, we do not expect that this matter will have a material impact on our financial condition, results of operations or cash flows.

On January 16, 2014, the DOC issued a preliminary CVD rate of 0.9% for Armstrong Kunshan as part of the first annual administrative review of the CVD order. This preliminary determination of the first review rate is not final and did not change the applicable Armstrong CVD duty deposit rate. The final results of the first CVD review are expected to be issued during the third quarter of 2014. While we are unable to predict the final review rate and it is subject to appeals, based on the preliminary determination of the review rate for Armstrong, we do not expect that this matter will have a material impact on our financial condition, results of operations or cash flows.

The pending closure of Armstrong Kunshan is not expected to impact the annual administrative reviews or the resulting AD and CVD orders for the periods under review.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 18. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or approximately $508 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Additional payments of $3.7 million have been made through the end of the second quarter of 2014. The remaining dividends will be paid when the underlying employee awards vest, while vested director awards will be paid upon the Directors separation from service on the Board of Directors. Most of the outstanding balance at June 30, 2014 is expected to be paid in the first quarter of 2015. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

NOTE 19. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and six month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings from continuing operations	$21.0	$30.6	$37.9	$33.8
Earnings allocated to participating non-vested share awards	(0.1)	(0.2)	(0.2)	(0.2)

Earnings from continuing operations attributable common shares	$20.9	$30.4	$37.7	$33.6

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and six month periods ended June 30, 2014 and 2013 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic shares outstanding	54.8	59.3	54.8	59.2
Dilutive effect of stock option awards	0.5	0.6	0.4	0.6

Diluted shares outstanding	55.3	59.9	55.2	59.8

Options to purchase 6,606 and 362,429 shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per share, because they were anti-dilutive.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2014, the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Philadelphia, Pennsylvania July 28, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of June 30, 2014 we operated 35 manufacturing plants in eight countries, including 20 plants located throughout the U.S.

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

The financial results related to our formerly owned cabinets business are classified as discontinued operations for all periods presented.

See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor publicly available macroeconomic trends that provide insight to commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that directly affected our business performance during the second quarter of 2014, including:

Americas

We noted softness in commercial markets, particularly healthcare and, to a lesser extent, education. In addition, we saw some regional variability in the office market, and strength in retail. These trends impacted both our Building Products and Resilient Flooring businesses, but with greater impact on Resilient Flooring, as a significant portion of our commercial sales in Resilient Flooring originate from the education and healthcare markets.

Residential markets softened as builder activity weakened while renovation activity was constrained. These trends impacted our Wood and Resilient Flooring businesses.

Revenues for the first six months for all of our businesses were negatively impacted by severe weather conditions experienced during the first quarter of 2014.

Europe, Middle East and Africa (“EMEA”)

The majority of our sales in EMEA are to commercial markets in sectors dependent on public spending. Continued softness in commercial sectors, such as office, education and healthcare, contributed to mixed results across EMEA. These trends impacted our Building Products and Resilient Flooring businesses.

Pacific Rim

Commercial markets in India grew, while China and Australia markets were mixed.

Pricing Initiatives. We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our second quarter 2014 total consolidated net sales by approximately $15 million and in the first six months of 2014 by $28 million, compared to the same periods of 2013.

In response to continued rising raw material prices, we implemented price increases in our grid business, resilient flooring, and wood flooring businesses in the Americas in the second quarter of 2014. We also recently announced a price increase in our building products business in the Americas that will be effective in the third quarter of 2014. We may implement additional pricing actions if raw material prices continue at, or rise from, current levels.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the second quarter of 2014 by approximately $12 million and in the first six months of 2014 by $21 million, compared to the same periods of 2013.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first six months of 2014 costs for raw materials, sourced products and energy negatively impacted operating income by $10 million and $22 million, respectively, when compared to the same periods of 2013.

We continue to evaluate the efficiency of our manufacturing footprint and may take additional actions to improve profitability. The charges associated with any additional cost reduction initiatives could include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and may be material to our financial statements.

During the second quarter of 2014, we decided to close the Thomastown, Australia resilient flooring plant and the Kunshan, China engineered wood flooring plant. Production will cease at the Thomastown and Kunshan plants on July 31, 2014 and September 30, 2014, respectively, with continued production activity shifting to existing Armstrong facilities in the United States. Total charges for these actions recorded in the second quarter were $5.4 million. The charges associated with the Thomastown facility were $1.7 million for estimated severance related costs and $0.5 million for fixed asset accelerated depreciation. The charges associated with the Kunshan facility were $1.4 million for estimated severance related costs, $1.0 million for fixed asset accelerated depreciation and $0.8 million for the impairment of goodwill. All of the charges were recorded to Cost of Goods Sold except the goodwill impairment. For the first six months of 2014 we recorded approximately $7.0 million of severance and other charges related to the two plant closures and cost reduction actions in EMEA. We estimate additional charges in the third quarter for accelerated depreciation of $5.0 million and severance related costs of $1.0 million related to these actions.

Our European Resilient Flooring business continues to achieve disappointing operating results. We are currently evaluating several strategic alternatives for this business. No decision has been made by management or the Board of Directors at this time, but a decision on which alternative to pursue is possible before the end of 2014. The outcome of these assessments may have an impact on the carrying value of the European Resilient Flooring assets and liabilities. The carrying value of assets was $187.5 million as of June 30, 2014, with property, plant & equipment of $90.1 million and inventory of $69.5 million representing the significant majority. The carrying value of liabilities was $187.4 million as of June 30, 2014, including an unfunded pension liability of $137.1 million.

Employees

As of June 30, 2014, we had approximately 8,600 full-time and part-time employees worldwide, compared to 8,700 as of December 31, 2013.

In 2014, we have negotiated three-year collective bargaining agreements covering approximately 800 production and maintenance employees at two of our wood flooring plants and approximately 250 production and maintenance employees at one of our building products plants.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is Favorable/
	2014	2013	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$509.2	$512.7	(0.7)%
EMEA	141.3	136.3	3.7%
Pacific Rim	59.5	57.6	3.3%

Total consolidated net sales	$710.0	$706.6	0.5%
Operating income	$57.8	$67.6	(14.5)%
Six Months Ended June 30,
Net sales:
Americas	$968.5	$967.2	0.1%
EMEA	270.0	258.9	4.3%
Pacific Rim	105.9	102.8	3.0%

Total consolidated net sales	$1,344.4	$1,328.9	1.2%
Operating income	$110.3	$114.6	(3.8)%

The increase in consolidated net sales during the second quarter was driven by favorable price and mix of $27 million which more than offset $24 million of lower volume. The increase in consolidated net sales during the first half of 2014 was driven by favorable price and mix of $50 million which more than offset $30 million of lower volume.

Net sales in the Americas declined in the second quarter and were essentially flat for the first half of 2014 as price and mix improvements only partially offset the impact of volume declines.

Net sales in the EMEA markets increased during the second quarter and first half of 2014 driven primarily by the favorable impact of foreign exchange of $6 million and $8 million, respectively, which offset lower volumes.

Net sales in the Pacific Rim increased during the second quarter and first half of 2014 despite unfavorable foreign exchange impact of approximately $2 million and $6 million, respectively, driven primarily by higher volumes.

Cost of goods sold in the second quarter of 2014 was 78.1% of net sales, compared to 76.7% for the same period in 2013. Cost of goods sold in the first six months of 2014 was 76.9% of net sales, compared to 76.8% for the same period in 2013. The increase in the second quarter of 2014 was due to higher costs for lumber and other raw materials, and $4.6 million for severance and other charges associated with the decision to close our resilient flooring plant in Thomastown Australia and our engineered wood flooring plant in Kunshan, China and $4.4 million of impairment charges related to idle equipment in our Wood Flooring plants.

SG&A expenses in the second quarter of 2014 were $114.7 million or 16.2% of net sales and in the first six months of 2014 were $232.0 million, or 17.3% of net sales, compared to $111.2 million, or 15.7% of net sales, and $223.9 million, or 16.8% of net sales, for the corresponding periods in 2013. The increase in both periods was due primarily to inflation and the timing of promotional spending in Resilient Flooring and Building Products go-to-market investments.

Equity earnings from our WAVE joint venture were $17.6 million for the second quarter of 2014, compared to $14.4 million in 2013, and $32.4 million for the first six months of 2014 compared to $29.6

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million in the first six months of 2013. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.8 million for the second quarter of 2014 and 2013. Interest expense was $23.4 million in the first six months of 2014 compared to $45.0 million in the first six months of 2013. The decrease for the first six months of 2014 was primarily due to the write-off of unamortized debt financing costs associated with the refinancing of our senior credit facility during the first quarter of 2013 (see Liquidity for further information).

Income tax expense was $24.6 million and $25.9 million for the second quarter of 2014 and 2013, respectively. The effective tax rate for the second quarter of 2014 was 53.9% as compared to a rate of 45.8% for the same period of 2013. Income tax expense was $43.9 million and $37.8 million for the first six months of 2014 and 2013, respectively. The effective tax rate for the first six months of 2014 was 53.7% as compared to a rate of 52.8% for the same period of 2013. The effective tax rate for the second quarter of 2014 was higher than the comparable period of 2013 primarily due to increased losses in foreign jurisdictions and a decrease in consolidated pre-tax income which increased the impact of the losses on the effective tax rate. Tax benefits for foreign losses, which would have reduced consolidated income tax expense, were not recorded (unbenefitted) because our ability to utilize these tax benefits in future periods is uncertain. The effective tax rate for the first six months of 2014 is relatively flat in comparison to the same period of 2013.

In March 2014, we announced the commencement of a secondary public offering (the “Offering”) of 3,900,000 shares of our common stock held by Armor TPG Holdings LLC (“TPG”) and the Armstrong World Industries, Inc. Asbestos Personal Injury Settlement Trust (“Asbestos PI Trust”).

Upon completion of the Offering, TPG no longer held any of our common stock, and accordingly the shareholders’ agreement between the Asbestos PI Trust and TPG was automatically terminated in accordance with its terms. In addition, upon completion of the Offering, the Asbestos PI Trust owns less than 20% of our outstanding common shares. Accordingly, certain provisions of our Articles of Incorporation and Bylaws specifically relating to the rights and obligations of the Asbestos PI Trust are no longer applicable.

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

We have determined as of June 30, 2014, the completion of the latest Offering did not result in an “ownership change” under Section 382, based on the size of the Offering and the factors discussed below. Together the Asbestos PI Trust and TPG collectively sold 5,980,000 shares, 12,057,382 shares and 6,000,000 shares of the Company’s common shares during the fourth quarter of 2012, the third quarter of 2013 and the fourth quarter of 2013, respectively. Those sales, when combined with the 3,900,000 common shares sold in the Offering, significantly increase the likelihood that future sales by the Asbestos PI Trust will cause an “ownership change” under Section 382. At this time, we estimate that an additional sale of the Company’s common shares by the Asbestos PI Trust prior to December 2015 would be reasonably likely to cause an “ownership change” under Section 382. An “ownership change” may result in limitations on the utilization of certain tax attributes, primarily our ability to deduct state net operating losses (“NOLs”) against future state taxable income. If such “ownership change” were to occur, then we would be required to record a one-time, non-cash charge in our income statement in the period in which such “ownership change” occurs. We currently estimate that, if such “ownership change” had occurred in the second quarter of 2014, based on the factors discussed below, the one-time income tax charge that would have been taken would have reduced our net earnings by an amount between $4.0 million and $8.0 million. This pro forma estimated range of net earnings reduction is based on current management estimates and assumptions that are subject to change over time. The actual amount of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

required charge, if any, may differ materially from this current estimate. Key factors impacting the calculation include, but are not limited to, our stock price on the date of the “ownership change”, the applicable tax-exempt interest rate, the tax basis and fair market value of our assets, federal and state tax regulations, projections of future taxable income and prior NOL usage.

Total other comprehensive income (“OCI”) was $4.6 million and $9.5 million for the second quarters of 2014 and 2013, respectively, and was $10.7 million and $16.5 million for the first six months of 2014 and 2013, respectively. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first six months of 2014 were driven primarily by changes in the exchange rates of the British Pound, the Australian dollar and the Chinese Renminbi. Amounts in the second quarter of 2014 and the second quarter and first six months of 2013 were driven primarily by changes in the exchange rates of the Australian dollar and the British Pound. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period change is primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

			Change is Favorable/
	2014	2013	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$198.1	$196.1	1.0%
EMEA	90.4	85.7	5.5%
Pacific Rim	35.0	34.5	1.4%

Total segment net sales	$323.5	$316.3	2.3%
Operating income	$64.9	$64.7	0.3%
Six Months Ended June 30,
Net sales:
Americas	$391.9	$381.6	2.7%
EMEA	174.7	164.6	6.1%
Pacific Rim	65.1	62.9	3.5%

Total segment net sales	$631.7	$609.1	3.7%
Operating income	$122.7	$124.0	(1.0)%

The increase in Building Products net sales in the second quarter of 2014 was driven by $10 million of favorable price and mix which more than offset lower volumes of $3 million. The increase in Building Products net sales in the first six months of 2014 was driven by $17 million of favorable price and mix and higher volumes of $8 million.

Net sales in the Americas increased in the second quarter and first six months of 2014 as the benefits from improved price and mix more than offset lower volumes.

Net sales in the EMEA markets increased in the second quarter and first six months of 2014, aided by favorable impact from foreign exchange of $3 million and $4 million, respectively. The increase in the second quarter was driven by improved price and mix as volumes were down. The increase in the first six months of 2014 was driven by higher volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the Pacific Rim increased in the second quarter and first six months of 2014 despite unfavorable foreign exchange impact of approximately $1 million and $3 million, respectively, driven by improvements in volume, price and mix.

Operating income was essentially flat in the second quarter of 2014 as improved price and mix of $4 million and higher earnings from WAVE of $2 million were offset by higher manufacturing and input costs of $5 million and the negative margin impact of lower volume of $1 million. Operating income decreased in the first six months of 2014 due to higher manufacturing and input costs of $6 million and higher SG&A spend of $3 million which more than offset the margin impact of higher volumes of $4 million, higher earnings from WAVE of $3 million and favorable price and mix of $1 million.

Resilient Flooring

(dollar amounts in millions)

			Change is Favorable/
	2014	2013	(Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$171.7	$178.4	(3.8)%
EMEA	50.9	50.6	0.6%
Pacific Rim	24.5	23.1	6.1%

Total segment net sales	$247.1	$252.1	(2.0)%
Operating income	$15.1	$17.7	(14.7)%
Six Months Ended June 30,
Net sales:
Americas	$319.1	$332.7	(4.1)%
EMEA	95.3	94.3	1.1%
Pacific Rim	40.8	39.9	2.3%

Total segment net sales	$455.2	$466.9	(2.5)%
Operating income	$24.5	$24.1	1.7%

The decline in Resilient Flooring net sales in the second quarter and first six months of 2014 was driven by lower volume of $8 million and $16 million, respectively, which was only partially offset by favorable mix and price of $2 million in the second quarter and $5 million for the first six months of 2014.

Net sales in the Americas decreased in the second quarter and first six months of 2014 as lower volumes more than offset improved product mix.

Net sales in the EMEA markets increased in the second quarter and first six months of 2014 as the favorable impact of foreign exchange of $3 million and $4 million, respectively, more than offset the impact of lower volumes.

Net sales in the Pacific Rim increased in the second quarter and first six months of 2014 despite the unfavorable impact of foreign exchange of $1 million and $2 million, respectively, driven by higher volumes.

The decline in operating income in the second quarter of 2014 was driven by the margin impact of lower volumes of $4 million, lower price and mix of $1 million and $2 million of severance charges related to our Thomastown, Australia facility which more than offset reductions in manufacturing and input costs of $5 million. Operating income was flat in the first six months of 2014 as the margin impact of lower volumes of $8 million, unfavorable price and mix of $2 million and higher promotional spend of $3 million, were mostly offset by reductions in manufacturing and input costs of $11 million. The comparison was also impacted by $2 million and $3 million, respectively, of severance and other charges related to the closure

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of our Thomastown, Australia facility and cost reduction actions in EMEA in the second quarter and first six months of 2014, compared to $1 million and $7 million, respectively, for cost reduction actions in Australia and EMEA during the same periods of 2013.

Wood Flooring

(dollar amounts in millions)

			Change is Favorable/
	2014	2013	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$139.4	$138.2	0.9%
Operating income (loss)	$(2.6)	$2.5	Unfavorable
Six Months Ended June 30,
Total segment net sales	$257.5	$252.9	1.8%
Operating income	$2.5	$3.0	(16.7)%

Net sales increased in both periods driven by higher price and mix of $15 million in the second quarter and $28 million for the first six months of 2014, which was only partially offset by volume declines of $13 million in the second quarter and $22 million in the first six months of 2014.

Operating income declined during the second quarter of 2014 despite $17 million of benefit from improved price and mix which was more than offset by higher manufacturing and input costs of $10 million driven by rising lumber, the negative margin impact of lower volumes of $5 million, higher SG&A expenses of $1 million, $4 million of idle equipment impairment charges and $3 million of severance and other charges associated with the closure of our engineered wood flooring plant in Kunshan, China. The decrease in operating income during the first six months of 2014 was driven by higher manufacturing and input costs of $18 million, the negative margin impact of lower volumes of $9 million, higher SG&A expenses of $1 million, $4 million of idle equipment impairment charges and $3 million of severance and other charges associated with the closure of our engineered wood flooring plant in Kunshan, China, which combined offset $33 million of favorable price and mix.

Unallocated Corporate

Unallocated corporate expense of $19.6 million in the second quarter and $39.4 million for the first six months of 2014 increased from $17.3 million and $36.5 million, respectively, in the prior year. The increase in both periods was impacted by unfavorable foreign exchange and spending on outside consulting services.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first six months of 2014 provided $22.4 million of cash, compared to $43.2 million in the first six months of 2013. The decrease in cash provided was primarily driven by changes in working capital, primarily inventories due to higher raw material costs.

Net cash used for investing activities was $67.8 million for the first six months of 2014, compared to $62.5 million for the first six months of 2013. The increase was primarily due to higher purchases of property, plant and equipment.

Net cash provided by financing activities was $61.3 million for the first six months of 2014, compared to $6.3 million used during the first six months of 2013. Cash provided in the first six months of 2014 was primarily the result of net proceeds from debt and from exercised stock options.

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

The amended senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. As of June 30, 2014, we were in compliance with all covenants of the senior credit facility.

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of June 30, 2014, the outstanding balance on the revolving credit facility was $40.0 million.

As of June 30, 2014, we had $152.6 million of cash and cash equivalents, $57.1 million in the U.S. and $95.5 million in various foreign jurisdictions.

On March 28, 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. We decreased the facility to $75 million to reduce commitment fees on the unused capacity and extended the maturity date from December 2014 to March

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016. As of June 30, 2014, the outstanding balance on the accounts receivable securitization facility was $17.8 million.

On June 30, 2014, we had outstanding letters of credit totaling $64.9 million, of which $7.7 million was issued under the revolving credit facility, $57.0 million was issued under the securitization facility, and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of June 30, 2014
Foreign Financing Arrangements	Limit	Used	Available
Lines of Credit Available for Borrowing	$14.5	—	$14.5
Lines of Credit Available for Letters of Credit	1.7	$0.7	1.0

Total	$16.2	$0.7	$15.5

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two resilient flooring plants in China. In July 2013, our Board of Directors approved the expansion of our Lancaster, PA flooring plant to include the manufacture of luxury vinyl tile. Total spending for these projects is currently projected to be approximately $380 million. As of June 30, 2014, we have completed construction of the mineral wool plant and three plants in China. Through June 30, 2014, we have incurred approximately $300 million related to these projects. The majority of the remaining spending for the plant in Russia and the Lancaster plant expansion is expected to occur in 2014, while spending for both projects may extend into 2015.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2014, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2014	668	$53.19	—	—
May 1 – 31, 2014	—	—	—	—
June 1 – 30, 2014	—	—	—	—

Total	668		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. are incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Bylaws of Armstrong World Industries, Inc., as amended, are incorporated by reference from the Current Report on Form 8-K filed on August 6, 2010, wherein it appeared as Exhibit 3.1.

15	Awareness Letter from Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive Data Files

†	Filed herewith.

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

Date: July 28, 2014