Form 10-Q
period 2014-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2014-10-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 21, 2014 – 54,888,401.

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

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net sales	$728.3	$729.7	$2,072.7	$2,058.6
Cost of goods sold	564.1	549.8	1,597.8	1,569.9

Gross profit	164.2	179.9	474.9	488.7
Selling, general and administrative expenses	114.0	103.0	346.0	326.9
Goodwill impairment	—	—	0.8	—
Restructuring charges, net	—	(0.1)	—	(0.2)
Equity earnings from joint venture	(18.8)	(16.6)	(51.2)	(46.2)

Operating income	69.0	93.6	179.3	208.2
Interest expense	11.0	11.4	34.4	56.4
Other non-operating expense	0.6	0.2	7.0	0.9
Other non-operating income	(0.7)	—	(2.0)	(2.7)

Earnings from continuing operations before income taxes	58.1	82.0	139.9	153.6
Income tax expense	26.3	26.1	70.2	63.9

Earnings from continuing operations	31.8	55.9	69.7	89.7

Loss on sale of discontinued business, net of tax benefit of $ -, ($2.9) ($1.2), and ($3.4)	(0.2)	(5.5)	(2.3)	(6.4)

Net loss from discontinued operations	(0.2)	(5.5)	(2.3)	(6.4)

Net earnings	$31.6	$50.4	$67.4	$83.3

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14.1)	6.2	(10.0)	(8.7)
Derivative gain (loss)	4.9	(2.7)	(1.3)	13.8
Pension and postretirement adjustments	8.5	3.9	21.3	18.8

Total other comprehensive (loss) income	(0.7)	7.4	10.0	23.9

Total comprehensive income	$30.9	$57.8	$77.4	$107.2

Earnings per share of common stock, continuing operations:
Basic	$0.57	$0.95	$1.26	$1.51
Diluted	$0.57	$0.94	$1.25	$1.50
Loss per share of common stock, discontinued operations:
Basic	—	($0.09)	($0.04)	($0.11)
Diluted	—	($0.09)	($0.04)	($0.11)
Net earnings per share of common stock:
Basic	$0.57	$0.86	$1.22	$1.40
Diluted	$0.57	$0.85	$1.21	$1.39
Average number of common shares outstanding:
Basic	55.0	58.4	54.9	58.9
Diluted	55.5	59.0	55.4	59.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$148.4	$135.2
Accounts and notes receivable, net	252.6	222.2
Inventories, net	415.9	381.7
Deferred income taxes	46.0	72.0
Income tax receivable	11.6	17.4
Other current assets	59.4	55.5

Total current assets	933.9	884.0
Property, plant, and equipment, less accumulated depreciation and amortization of $721.5 and $639.7, respectively	1,128.4	1,107.2
Prepaid pension costs	200.0	167.0
Investment in joint venture	132.2	132.0
Intangible assets, net	514.4	522.9
Deferred income taxes	23.3	30.1
Other non-current assets	73.9	73.4

Total assets	$3,006.1	$2,916.6

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$36.5	$23.9
Accounts payable and accrued expenses	399.5	383.6
Income tax payable	4.5	2.7
Deferred income taxes	0.7	0.7

Total current liabilities	441.2	410.9
Long-term debt, less current installments	1,013.6	1,042.6
Postretirement benefit liabilities	228.4	234.2
Pension benefit liabilities	207.7	225.5
Other long-term liabilities	58.5	67.5
Income taxes payable	45.8	81.7
Deferred income taxes	234.0	181.0

Total non-current liabilities	1,788.0	1,832.5
Shareholders’ equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 59,944,849 shares, outstanding 54,887,467 shares in 2014 and 59,464,309 shares issued, 54,406,927 outstanding shares in 2013	0.6	0.6
Capital in excess of par value	1,124.7	1,098.4
Retained earnings	274.6	207.2
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive loss	(361.6)	(371.6)

Total shareholders’ equity	776.9	673.2

Total liabilities and shareholders’ equity	$3,006.1	$2,916.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Nine Months Ended September 30, 2014
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	54,406,927	$0.6	$1,098.4	$207.2	5,057,382	($261.4)	($371.6)	$673.2
Stock issuance	480,540
Share-based employee compensation			26.3					26.3
Net earnings				67.4				67.4
Other comprehensive income							10.0	10.0

Balance at end of period	54,887,467	$0.6	$1,124.7	$274.6	5,057,382	($261.4)	($361.6)	$776.9

	Nine Months Ended September 30, 2013
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	58,934,050	$0.6	$1,076.8	$113.1	—	—	($471.4)	$719.1
Stock issuance	274,587
Repurchase of common stock	(5,057,382)				5,057,382	($261.4)		(261.4)
Share-based employee compensation			14.7					14.7
Net earnings				83.3				83.3
Other comprehensive income							23.9	23.9

Balance at end of period	54,151,255	$0.6	$1,091.5	$196.4	5,057,382	($261.4)	($447.5)	$579.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$67.4	$83.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98.1	79.4
Write off of debt financing costs	—	18.9
Loss on sale of discontinued operations	3.5	9.8
Fixed asset impairment	16.7	—
Deferred income taxes	34.2	28.0
Share-based compensation	10.2	12.7
Equity earnings from joint venture	(51.2)	(46.2)
Other non-cash adjustments, net	11.6	(6.1)
Changes in operating assets and liabilities:
Receivables	(36.9)	(46.9)
Inventories	(43.4)	(15.9)
Other current assets	(6.1)	(8.7)
Other non-current assets	(7.5)	0.8
Accounts payable and accrued expenses	16.8	54.4
Income taxes payable	14.2	23.7
Other long-term liabilities	(17.4)	(23.6)
Other, net	0.9	(1.9)

Net cash provided by operating activities	111.1	161.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(151.1)	(139.9)
Return of investment from joint venture	50.8	46.4
(Payment of) proceeds from company owned life insurance, net	(0.3)	(0.1)
Proceeds from settlement of note receivable	1.9	—
Proceeds from the sale of assets	1.8	7.2

Net cash (used for) investing activities	(96.9)	(86.4)

Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	82.8	—
Payments of revolving credit facility and other short-term debt	(82.8)	—
Proceeds from long-term debt	—	1,083.0
Payments of long-term debt	(16.3)	(1,086.4)
Financing costs	—	(7.1)
Special dividends paid	(1.2)	(1.0)
Proceeds from exercised stock options	11.3	4.3
Excess tax benefit from share-based awards	7.5	—
Payment for treasury stock acquired	—	(261.4)

Net cash provided by (used for) financing activities	1.3	(268.6)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(5.4)

Net increase (decrease) in cash and cash equivalents	13.2	(198.7)
Cash and cash equivalents at beginning of year	135.2	336.4

Cash and cash equivalents at end of period	$148.4	$137.7

Supplemental Cash Flow Disclosures:
Interest paid	$30.1	$32.2
Income taxes paid, net	13.1	8.8
Amounts in accounts payable for capital expenditures	17.5	15.8

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

In August 2009, Armor TPG Holdings LLC (“TPG”) and the Asbestos PI Trust entered into agreements pursuant to which TPG purchased from the Asbestos PI Trust 7,000,000 shares of our common stock and acquired an economic interest in an additional 1,039,777 shares pursuant to a forward sales contract. During the fourth quarter of 2012, the Asbestos PI Trust and TPG together sold 5,980,000 shares in a secondary public offering. In the third quarter of 2013, the Asbestos PI Trust and TPG together sold 12,057,382 shares in another secondary public offering. Contemporaneously with this secondary public offering, we paid $261.4 million, including associated fees, to buy back 5,057,382 shares, which we currently hold in treasury. The treasury share purchase was funded by existing cash and borrowings under our credit and securitization facilities. In November 2013, the Asbestos PI Trust physically settled the 2009 forward sales contract by delivering to TPG the 1,039,777 shares in which TPG previously held an economic interest. Additionally, during the fourth quarter of 2013, the Asbestos PI Trust and TPG together sold an additional 6,000,000 shares. In March 2014, the Asbestos PI Trust and TPG together sold an additional 3,900,000 shares, which consisted of the last remaining 2,054,977 shares owned by TPG and an additional 1,845,023 shares owned by the Asbestos PI Trust. We did not sell any shares and did not receive any proceeds from these offerings. As a result of these transactions the Asbestos PI Trust currently holds 17.4% of our outstanding shares and TPG no longer owns any of our common stock.

In September 2012, we entered into a definitive agreement to sell our cabinets business for $27.0 million. The sale was completed in October 2012. The transaction was subject to working capital adjustments which were completed in the second quarter of 2013. The financial results related to the cabinets business, which were previously shown as a separate reporting segment, are recorded as discontinued operations for all periods presented. See Note 3 to the Condensed Consolidated Financial Statements for additional financial information related to discontinued operations.

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

The September 30, 2013 Condensed Consolidated Statement of Cash Flows has been revised to reflect a change between receivables and accounts payable and accrued expenses. Certain other amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2014 presentation.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including certain asset values, allowances for

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

bad debts, inventory obsolescence and lower of cost or market charges, warranty reserves, workers’ compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

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

In July 2013, the FASB issued ASU 2013-11 “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of ASC 740: Income Taxes. The guidance requires an entity to present an unrecognized tax benefit and a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The guidance was applied prospectively and was effective for us beginning January 1, 2014. As a result of adopting this guidance, we recorded a reduction to non-current income taxes payable and a corresponding increase to non-current deferred tax liabilities of $40.0 million. There was no impact on results of operations or cash flows as a result of the adoption of this guidance.

Operating results for the third quarter and first nine months of 2014 and 2013 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales to external customers
Building Products	$351.7	$335.5	$983.4	$944.6
Resilient Flooring	239.6	246.2	694.8	713.1
Wood Flooring	137.0	148.0	394.5	400.9

Total net sales to external customers	$728.3	$729.7	$2,072.7	$2,058.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment operating income (loss)
Building Products	$86.6	$86.7	$209.3	$210.7
Resilient Flooring	(1.7)	22.5	22.8	46.6
Wood Flooring	2.0	2.6	4.5	5.6
Unallocated Corporate	(17.9)	(18.2)	(57.3)	(54.7)

Total consolidated operating income	$69.0	$93.6	$179.3	$208.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total consolidated operating income	$69.0	$93.6	$179.3	$208.2
Interest expense	11.0	11.4	34.4	56.4
Other non-operating expense	0.6	0.2	7.0	0.9
Other non-operating income	(0.7)	—	(2.0)	(2.7)

Earnings from continuing operations before income taxes	$58.1	$82.0	$139.9	$153.6

	September 30, 2014	December 31, 2013
Segment assets
Building Products	$1,120.1	$1,071.9
Resilient Flooring	649.7	635.2
Wood Flooring	359.9	335.2
Unallocated Corporate	876.4	874.3

Total consolidated assets	$3,006.1	$2,916.6

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In June 2014, we made the decision to dispose of certain idle equipment at five of our wood flooring manufacturing facilities and as a result we recorded a $4.4 million impairment charge in cost of goods sold.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

During the second quarter of 2014, we decided to close our resilient flooring plant in Thomastown, Australia and our engineered wood flooring plant in Kunshan, China. In the second and third quarters of 2014, we recorded $0.5 million and $1.7 million, respectively, in cost of goods sold for fixed asset accelerated depreciation due to the closure of the resilient flooring plant in Australia. We also recorded $1.0 million and $3.0 million in the second and third quarters of 2014, respectively, in cost of goods sold for fixed asset accelerated depreciation due to the closure of the wood flooring plant in China. Additionally, in the second quarter of 2014, we recorded a charge of $0.8 million in selling, general and administrative cost for the impairment of goodwill related to the closure of the wood flooring plant in China.

Our European Resilient Flooring business continues to report disappointing operating results. As a result, we recorded an asset impairment charge of $11.9 million in the third quarter of 2014. We continue to evaluate strategic alternatives for this business. No strategic alternative has been selected and approved by management or the Board of Directors at this time, but we believe a decision remains possible before the end of 2014. That decision may have a further impact on the carrying value of the European Resilient Flooring assets and liabilities. The carrying value of assets was $152.0 million as of September 30, 2014, which included property, plant & equipment of $73.4 million and inventory of $57.1 million. The carrying value of liabilities was $171.3 million as of September 30, 2014, including an unfunded pension liability of $126.5 million.

NOTE 3. – DISCONTINUED OPERATIONS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”) for $27.0 million in cash. During the third quarter of 2012, we recorded an impairment charge of $17.5 million on the cabinets’ assets to reflect the expected proceeds from the sale. The sale was completed in October 2012, with working capital adjustments completed in the second quarter of 2013.

During the third quarter of 2013, we recorded an estimated liability of $7.5 million for a potential withdrawal liability related to a multi-employer pension plan. We have been making regular quarterly payments pending resolution of the matter. During the second quarter of 2014, we recorded an additional $3.3 million expense to increase the total estimated remaining liability to $10.0 million. In August 2014, we entered into a settlement agreement with the Carpenters Labor-Management Pension Fund (the “Fund”) to resolve this matter for $10.3 million, including a complete release of all claims against us. As a result of the settlement, we recorded an additional charge of $0.3 million during the third quarter of 2014 within discontinued operations. Payment was made to the Fund in the third quarter of 2014. See Note 18 to the Condensed Consolidated Financial Statements for further information.

The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operation.

The following is a summary of the results related to the cabinets business, which are included in discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales	—	—	—	—
Loss before income tax	($0.2)	($8.4)	($3.5)	($9.8)
Income tax benefit	—	2.9	1.2	3.4

Net loss from discontinued operations	($0.2)	($5.5)	($2.3)	($6.4)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2014	December 31, 2013
Customer receivables	$271.6	$242.7
Customer notes	1.0	1.6
Miscellaneous receivables	7.8	5.9
Less allowance for warranties, discounts and losses	(27.8)	(28.0)

Accounts and notes receivable, net	$252.6	$222.2

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	September 30, 2014	December 31, 2013
Finished goods	$307.5	$292.8
Goods in process	32.4	29.2
Raw materials and supplies	143.1	118.6
Less LIFO and other reserves	(67.1)	(58.9)

Total inventories, net	$415.9	$381.7

NOTE 6. OTHER CURRENT ASSETS

	September 30, 2014	December 31, 2013
Prepaid expenses	$49.3	$46.0
Fair value of derivative assets	4.5	5.9
Other	5.6	3.6

Total other current assets	$59.4	$55.5

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at September 30, 2014 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$105.8	$102.5	$298.6	$291.0
Gross profit	51.6	47.4	142.3	132.5
Net earnings	40.6	36.8	109.8	102.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.5	$66.3	$165.5	$60.2
Developed technology	15 years	84.0	43.8	83.1	39.4
Other	Various	21.5	2.2	21.5	1.9

Total		$271.0	$112.3	$270.1	$101.5

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	355.7		354.3

Total intangible assets		$626.7		$624.4

	Nine Months Ended
	September 30,
	2014	2013
Amortization expense	$10.9	$10.8

NOTE 9. SEVERANCES AND RELATED COSTS

In the second and third quarters of 2014, we recorded $1.7 million and $0.2 million, respectively, in cost of goods sold for severance and related costs due to the closure of a resilient flooring plant in Australia. We also recorded $1.4 million and $0.7 million in the second and third quarters of 2014, respectively, in cost of goods sold for severance and related costs due to the closure of a wood flooring plant in China. Both plants were closed due to excess capacity and ceased operations in the third quarter of 2014.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings from continuing operations before income taxes	$58.1	$82.0	$139.9	$153.6
Income tax expense	26.3	26.1	70.2	63.9
Effective tax rate	45.3%	31.8%	50.2%	41.6%

The effective tax rate for the third quarter and first nine months of 2014 was higher than the comparable period of 2013 primarily due to increased losses in foreign jurisdictions which was impacted by the European Resilient Flooring fixed asset impairment charge and a decrease in consolidated pre-tax income which increased the impact of the losses on the effective tax rate. Tax benefits for foreign losses, which would have reduced consolidated income tax expense, were not recorded (unbenefitted) because our ability to utilize these tax benefits in future periods is uncertain.

We do not expect to record any material changes during 2014 to unrecognized tax benefits that were claimed on tax returns covering tax years ended on or before December 31, 2013.

As of September 30, 2014, we consider foreign unremitted earnings to be permanently reinvested.

NOTE 11. DEBT

In March 2013, we refinanced our $1.3 billion senior credit facility and amended the underlying credit agreement. The amended facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $550 million Term Loan A and a $475 million Term Loan B. The terms of the facility resulted in a lower interest rate spread (2.5% vs. 3.0%) than our previous facility. We also extended the maturity of Term Loan A from November 2015 to March 2018 and of Term Loan B from March 2018 to March 2020. The facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries, and a pledge of 65% of the stock of our material first tier foreign subsidiaries. In connection with the refinancing, we incurred $8.3 million for bank, legal, and other fees, of which $7.2 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $18.9 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense (see Liquidity for further information).

As of September 30, 2014, we were in compliance with all covenants of the amended senior credit facility. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. We currently believe that default under these covenants is unlikely, and that fully borrowing under our revolving credit facility would not violate these covenants.

In March 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia. We decreased the facility to $75 million to reduce commitment fees on unused capacity. The maturity was extended to March 2016.

There were no outstanding balances on the revolving credit facility and accounts receivable securitization facility as of September 30, 2014 and December 31, 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$3.6	$4.3	$10.8	$12.7
Interest cost on projected benefit obligation	21.4	19.9	64.2	59.8
Expected return on plan assets	(34.8)	(34.2)	(104.4)	(102.4)
Amortization of prior service cost	0.5	0.5	1.4	1.4
Amortization of net actuarial loss	10.6	10.2	31.8	30.7

Net periodic pension cost	$1.3	$0.7	$3.8	$2.2

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.2	$0.3	$0.7	$0.9
Interest cost on projected benefit obligation	2.8	2.4	8.2	7.3
Amortization of prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial gain	(1.0)	(0.8)	(3.1)	(2.7)

Net periodic postretirement benefit cost	$1.8	$1.7	$5.3	$5.0

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.6	$0.8	$2.1	$2.2
Interest cost on projected benefit obligation	3.6	3.2	10.6	9.8
Expected return on plan assets	(2.9)	(2.3)	(8.7)	(7.1)
Amortization of net actuarial loss	0.5	0.7	1.6	2.1

Net periodic pension cost	$1.8	$2.4	$5.6	$7.0

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	($1,050.1)	($1,042.9)	($1,066.5)	($1,065.2)
Foreign currency contract obligations	4.1	4.1	5.2	5.2
Natural gas contracts	(0.3)	(0.3)	0.5	0.5
Interest rate swap contracts	(6.6)	(6.6)	(7.9)	(7.9)

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets and liabilities are summarized below:

	September 30, 2014		December 31, 2013
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total long-term debt, including current portion	($464.4)	($578.5)	($470.9)	($594.3)
Foreign currency contract obligations	4.1	—	5.2	—
Natural gas contracts	—	(0.3)	—	0.5
Interest rate swap contracts	—	(6.6)	—	(7.9)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward to reduce our overall exposure to natural gas price movements. The contracts are based on forecasted usage of natural gas measured in mmBtu’s. There is a high correlation between the hedged item and the hedged instrument. The gains and losses on these transactions offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At September 30, 2014 and December 31, 2013, the notional amount of these hedges was $16.8 million and $20.1 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the third quarter and first nine months of 2014 and 2013.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of September 30, 2014, our major pre-hedging foreign currency exposures are to the Canadian dollar, the Chinese Renminbi and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $116.0 million and $130.9 million at September 30, 2014 and December 31, 2013, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the third quarter and first nine months of 2014 and 2013.

Currency Rate Risk—Intercompany Loans and Dividends

We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $68.6 million and $36.7 million at September 30, 2014 and December 31, 2013, respectively.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. As a result of interest rate fluctuations, interest expense on variable-rate liabilities will increase or decrease. The following table summarizes our interest rate swaps (dollar amounts in millions):

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2014 and December 31, 2013. Our derivative assets not designated as hedging instruments were not material at September 30, 2014 and December 31, 2013. Our derivative liabilities not designated as hedging instruments were not material at September 30, 2014 and were $0.6 million at December 31, 2013. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$0.2	$0.7	Accounts payable and accrued expenses	$0.5	$0.2
Foreign exchange contracts	Other current assets	3.8	5.2	Accounts payable and accrued expenses	0.6	—
Foreign exchange contracts	Other non-current assets	0.6	0.6	Other long-term liabilities	0.1	—
Interest rate swap contracts	Other non-current assets	2.8	4.6	Other long-term liabilities	9.4	12.5

Total derivatives designated as hedging instruments		$7.4	$11.1		$10.6	$12.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2014	2013		2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	($0.3)	($0.5)	Cost of goods sold	($0.2)	($0.3)	$0.9	($2.3)
Foreign exchange contracts – purchases	0.6	1.9	Cost of goods sold	0.3	0.7	0.8	0.8
Foreign exchange contracts – sales	3.0	—	Net sales	0.8	—	3.5	—
Interest rate swap contracts	(6.6)	(10.6)	Interest Expense	—	—	—	—

Total	($3.3)	($9.2)		$0.9	$0.4	$5.2	($1.5)

(a)	As of September 30, 2014 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $2.9 million.

Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial for the third quarter and first nine months of 2014 and 2013. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of pre-tax gain recognized in income for derivative instruments not designated as hedging instruments was $8.9 million for the third quarter and $6.5 million for the first nine months of 2014. No gain or loss was recognized in the third quarter or first nine months of 2013.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 15. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first nine months of 2014 and 2013:

	2014	2013
Balance at January 1,	$9.9	$11.5
Reductions for payments	(10.6)	(12.3)
Current year warranty accruals	11.1	12.3
Preexisting warranty accrual changes	(0.1)	(0.3)
Effects of foreign exchange translation	(0.1)	(0.1)

Balance at September 30,	$10.2	$11.1

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable.

NOTE 16. OTHER LONG-TERM LIABILITIES

	September 30, 2014	December 31, 2013
Long-term deferred compensation arrangements	$21.5	$22.8
Long-term portion of derivative liabilities	9.5	12.5
U.S. workers’ compensation	5.3	8.7
Postemployment benefit liabilities	8.3	8.0
Environmental liabilities	7.2	8.3
Other	6.7	7.2

Total other long-term liabilities	$58.5	$67.5

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2013	$21.3	($0.7)	($392.2)	($371.6)
Other comprehensive income before reclassifications, net of tax expense of $ -, ($1.5), ($0.3), and ($1.8)	(10.0)	2.1	1.0	(6.9)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.4)	20.3	16.9

Net current period other comprehensive (loss) income	(10.0)	(1.3)	21.3	10.0

Balance at September 30, 2014	$11.3	($2.0)	($370.9)	($361.6)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2012	$30.1	($19.2)	($482.3)	($471.4)
Other comprehensive income before reclassifications, net of tax (expense) benefit of $ -, ($6.6), $0.7, and ($5.9)	(8.7)	12.8	(1.3)	2.8
Amounts reclassified from accumulated other comprehensive income	—	1.0	20.1	21.1

Net current period other comprehensive (loss) income	(8.7)	13.8	18.8	23.9

Balance at September 30, 2013	$21.4	($5.4)	($463.5)	($447.5)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
	Nine Months Ended September 30,
	2014	2013
Derivative Adjustments:
Natural gas commodity contracts	($0.9)	$2.3	Cost of goods sold
Foreign exchange contracts—purchases	(0.8)	(0.8)	Cost of goods sold
Foreign exchange contracts—sales	(3.5)	—	Net sales

Total (income) expense before tax	(5.2)	1.5
Tax impact	1.8	(0.5)	Income tax expense

Total (income) expense, net of tax	(3.4)	1.0

Pension and Postretirement Adjustments:
Prior service cost amortization	0.4	0.6	Cost of goods sold
Prior service cost amortization	0.5	0.4	SG&A expense
Amortization of net actuarial loss	16.3	16.0	Cost of goods sold
Amortization of net actuarial loss	14.0	14.0	SG&A expense

Total expense before tax	31.2	31.0
Tax impact	(10.9)	(10.9)	Income tax expense

Total expense, net of tax	20.3	20.1

Total reclassifications for the period	$16.9	$21.1

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”). We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA. The EPA approved the EE/CA and issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. In July 2014, the EPA and Armstrong executed an Administrative Order on Consent for Removal Action for the WWTP Landfill. We will begin remedy design and implementation work under this Order. Our estimate of future liability includes costs for the remedial work for the WWTP Landfill.

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

Summary of Financial Position

Liabilities of $7.2 million at September 30, 2014 and $8.3 million at December 31, 2013 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at September 30, 2014 or December 31, 2013.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

MULTI-EMPLOYER PENSION WITHDRAWAL LIABILITY CLAIM

In February 2013, we received a demand notice from the Fund of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012. The Fund claims that the sale triggered a withdrawal liability to the Fund relating to unfunded vested plan benefits attributable to our role as a contributing employer under the Employee Retirement Income Security Act of 1974 and the Multiemployer Pension Plan Amendments Act of 1980, notwithstanding the assumption and maintenance by AIP of ongoing contribution obligations under the applicable union bargaining agreement. The claimed amount is $15.2 million, payable in a lump-sum or over 20 years on a quarterly basis. Pursuant to the demand notice, we provided information and reviewed the determination with the Fund, and made regular quarterly payments under protest pending resolution of the dispute.

In September 2013, the Fund informed us that it disagrees with our position that the sale transaction did not trigger a withdrawal liability. In March 2014, the Fund informed us that AIP withdrew from the Fund effective December 12, 2013. Under our sale agreements with AIP, we have agreed to indemnify AIP with respect to a portion (not to exceed $10.0 million) of any potential withdrawal liability that may be incurred by AIP in the event of a withdrawal by AIP from the Fund, but such indemnities only apply in the event that the sale of assets transaction itself did not trigger withdrawal liability.

Based upon the quarterly payments already made by us and initial settlement discussions with the Fund, we recorded an additional charge of $3.3 million during the second quarter of 2014 within Discontinued Operations (due to the association with the divestiture of the cabinets business).

In August 2014, we entered into a settlement agreement with the Fund to resolve this matter for $10.3 million, including a complete release of all claims against us. As a result of the settlement, we recorded an additional charge of $0.3 million during the third quarter of 2014 within Discontinued Operations. Payment was made to the Fund in the third quarter of 2014.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. We also had a plant in Kunshan, China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S., which we closed in the third quarter of 2014. We were specifically mentioned in the AD and CVD petitions as an importer. Under the U.S. AD and CVD laws, a U.S. importer may be responsible for the payment of any antidumping and countervailing duties.

In response to the petitions, the DOC conducted its initial original investigations and issued CVD and AD orders in December 2011. Pursuant to the orders, Armstrong Kunshan’s assigned duty deposit rates were 1.5% (CVD) and 3.31% (AD). These rates became effective in the form of additional duty deposits. These rates applied retrospectively as of April 6, 2011 (CVD) and May 26, 2011 (AD).

Following the issuance of the CVD and AD orders, appeals were filed by several parties, including Armstrong, challenging various aspects of the determinations by the DOC, including certain aspects that may impact the validity of the orders. Armstrong is participating in the remaining appeal of these orders, which is currently expected to result in additional court decisions in 2014 and 2015.

The DOC is currently conducting annual administrative reviews of the AD and CVD orders it earlier issued.

In 2013, Armstrong Kunshan was selected for individual review as a mandatory respondent in the first annual administrative review covering AD duty deposits for all entries of the subject merchandise from the original preliminary determination through November 30, 2012, which was the end of the initial period of review. In May 2014, the DOC issued a final AD rate of 0.00% for Armstrong Kunshan in that first administrative review. In June 2014, the DOC issued amended final results for that review, for which Armstrong Kunshan’s AD rate remained 0.00% resulting in a duty deposit refund to us. The second annual administrative AD review is currently ongoing and Armstrong was not selected as a mandatory respondent. We are unable to predict the outcome of the AD administrative reviews, but do not expect them to have a material impact on our financial condition, results of operations or cash flows.

In January 2014, the DOC issued a preliminary CVD rate of 0.9% for Armstrong Kunshan as part of the first annual administrative review of the CVD order. In August 2014, the DOC issued a final CVD rate of 0.98% for Armstrong Kunshan, resulting in a duty deposit refund for us. The second annual administrative CVD review is currently ongoing and Armstrong was not selected as a mandatory respondent. We are unable to predict the outcome of the CVD administrative reviews, but we do not expect them to have a material impact on our financial condition, results of operations or cash flows.

The closure of Armstrong Kunshan is not expected to materially impact the annual administrative reviews or the resulting AD and CVD orders for the periods under review.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollar amounts in millions)

NOTE 19. SPECIAL CASH DIVIDEND

On March 23, 2012, our Board of Directors declared a special cash dividend in the amount of $8.55 per share, or $508.3 million in the aggregate, of which $502.9 million was paid on April 10, 2012 to the shareholders of record as of April 3, 2012. Additional payments of $3.7 million have been made through the end of the third quarter of 2014. The remaining dividends will be paid when the underlying employee awards vest, while vested director awards will be paid upon the Director’s separation from service on the Board of Directors. Most of the outstanding balance at September 30, 2014 is expected to be paid in the first quarter of 2015. The dividend was recorded as a reduction of retained earnings to the extent that retained earnings were available at the dividend declaration date. Dividends in excess of retained earnings were recorded as a reduction of capital in excess of par value.

NOTE 20. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings from continuing operations	$31.8	$55.9	$69.7	$89.7
Earnings allocated to participating non-vested share awards	(0.2)	(0.3)	(0.4)	(0.5)

Earnings from continuing operations attributable common shares	$31.6	$55.6	$69.3	$89.2

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month and nine month periods ended September 30, 2014 and 2013 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic shares outstanding	55.0	58.4	54.9	58.9
Dilutive effect of stock option awards	0.5	0.6	0.5	0.6

Diluted shares outstanding	55.5	59.0	55.4	59.5

Options to purchase 8,175 and 358,402 shares of common stock were outstanding at September 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per share, because they were anti-dilutive.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2014 the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 27, 2014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. Through our United States (“U.S.”) operations and U.S. and international subsidiaries, we design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of September 30, 2014 we operated 34 manufacturing plants in eight countries, including 20 plants located throughout the U.S. During the third quarter, we ceased operations at a Resilient Flooring plant in Australia.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America and Europe. We closely monitor publicly available macroeconomic trends that provide insight to commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2014, including:

Americas

We noted softness in commercial markets, particularly healthcare and, to a lesser extent, education, as public spending remained constrained. In addition, we saw some regional variability in the office market, and some softening in retail markets. These trends impacted both our Building Products and Resilient Flooring businesses, but with greater impact on Resilient Flooring, as a significant portion of our commercial sales in Resilient Flooring originate from the education and healthcare markets.

Residential markets softened as builder activity weakened while renovation activity was constrained. Softer market conditions drove consumers to trade down to lower value products and led to more aggressive actions by competitors, resulting in pressure on mix and price. These trends, as well as accelerating share shifts within product categories and excess industry capacity, impacted our Wood and Resilient Flooring businesses.

Revenues for the first nine months for our Resilient Flooring business were negatively impacted by severe weather conditions experienced during the first quarter of 2014.

Europe, Middle East and Africa (“EMEA”)

The majority of our sales in EMEA are to commercial markets in sectors dependent on public spending. Continued softness in commercial sectors, such as office, education and healthcare, contributed to mixed results across EMEA. These trends impacted our Building Products and Resilient Flooring businesses. Our Resilient Flooring business is also negatively impacted by excess industry capacity.

Pacific Rim

We noted commercial markets for our Building Products businesses in India and Australia grew, while markets in China softened. Commercial markets for our Resilient Flooring businesses grew in China but declined in Australia.

Pricing Initiatives. We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our third quarter 2014 total consolidated net sales by $14 million and in the first nine months of 2014 by $42 million, compared to the same periods of 2013.

In response to continued rising raw material prices, we implemented a price increase in our Building Products business in the Americas in the third quarter of 2014. We also recently announced price increases in our Building Products business in India and Russia to offset foreign currency devaluations. The increases will be effective in the fourth quarter of 2014. We also announced a price increase on select resilient products in the Americas that will be effective in the first quarter of 2015. We may implement additional pricing actions based upon future movements in raw material prices or foreign currency valuations.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at the different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated

Management’s Discussion and Analysis of Financial Condition and Results of Operations

net sales in the third quarter of 2014 by $14 million and in the first nine months of 2014 by $35 million, compared to the same periods of 2013.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures include lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter and first nine months of 2014 costs for raw materials, sourced products and energy negatively impacted operating income by $8 million and $30 million, respectively, when compared to the same periods of 2013.

We continue to evaluate the efficiency of our manufacturing footprint and may take additional actions to improve profitability. The charges associated with any additional cost reduction initiatives could include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and may be material to our financial statements.

During the second quarter of 2014, we decided to close the Thomastown, Australia resilient flooring plant and the Kunshan, China engineered wood flooring plant. Production ceased at the Thomastown and Kunshan plants on July 31, 2014 and September 30, 2014, respectively, with production activity shifting to existing Armstrong facilities in the United States. Total charges for these actions recorded in the third quarter were $7 million. The charges associated with the Thomastown facility were $1 million for estimated severance and other related costs and $2 million for fixed asset accelerated depreciation. The charges associated with the Kunshan facility were $1 million for estimated severance related costs and $3 million for fixed asset accelerated depreciation. All of the charges were recorded to Cost of Goods Sold. For the first nine months of 2014 we recorded $12 million of severance and other charges related to the two plant closures.

Our European Resilient Flooring business continues to report disappointing operating results. As a result, we recorded an asset impairment charge of $12 million in the third quarter of 2014. We continue to evaluate strategic alternatives for this business. No strategic alternative has been selected and approved by management or the Board of Directors at this time, but a decision remains possible before the end of 2014. That decision may have a further impact on the carrying value of the European Resilient Flooring assets and liabilities. The carrying value of assets was $152 million as of September 30, 2014, which included property, plant & equipment of $73 million and inventory of $57 million. The carrying value of liabilities was $171 million as of September 30, 2014, including an unfunded pension liability of $127 million.

Employees

As of September 30, 2014, we had 8,600 full-time and part-time employees worldwide, compared to 8,700 as of December 31, 2013.

In 2014, we negotiated three-year collective bargaining agreements covering 800 production and maintenance employees at two of our wood flooring plants and 250 production and maintenance employees at one of our building products plants.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is Favorable/
	2014	2013	(Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$524.2	$530.4	(1.2)%
EMEA	143.7	145.0	(0.9)%
Pacific Rim	60.4	54.3	11.2%

Total consolidated net sales	$728.3	$729.7	(0.2)%
Operating income	$69.0	$93.6	(26.3)%
Nine Months Ended September 30,
Net sales:
Americas	$1,492.7	$1,497.6	(0.3)%
EMEA	413.7	403.9	2.4%
Pacific Rim	166.3	157.1	5.9%

Total consolidated net sales	$2,072.7	$2,058.6	0.7%
Operating income	$179.3	$208.2	(13.9)%

The decrease in consolidated net sales during the third quarter was driven by $31 million of lower volume which more than offset favorable price and mix of $27 million. The increase in consolidated net sales during the first nine months of 2014 was driven by favorable price and mix of $77 million which more than offset $61 million of lower volume.

Net sales in the Americas declined in the third quarter and were essentially flat for the first nine months of 2014 as price and mix improvements only partially offset the impact of volume declines.

Net sales in the EMEA markets decreased during the third quarter as lower volumes were only partially offset by the favorable impact of foreign exchange of $3 million. Net sales increased during the first nine months of 2014 as the favorable impact of foreign exchange of $11 million offset lower volumes.

Net sales in the Pacific Rim increased during the third quarter and first nine months of 2014 driven primarily by higher volumes, despite unfavorable mix. Foreign exchange favorably impacted sales by $1 million in the third quarter and unfavorably by $5 million for the first nine months of 2014.

Cost of goods sold in the third quarter of 2014 was 77.5% of net sales, compared to 75.3% for the same period in 2013. Cost of goods sold in the first nine months of 2014 was 77.1% of net sales, compared to 76.3% for the same period in 2013. The increase in the third quarter and first nine months of 2014 was driven by $7 million and $12 million, respectively, of charges associated with the closure of our Thomastown, Australia resilient flooring plant and our Kunshan, China engineered wood flooring plant, and $12 million of fixed asset impairment charges for our European Flooring business. Both periods in 2014 were also impacted by higher costs for lumber and other raw materials.

SG&A expenses in the third quarter of 2014 were $114.0 million or 15.7% of net sales and in the first nine months of 2014 were $346.0 million, or 16.7% of net sales, compared to $103.0 million, or 14.1% of net sales, and $326.9 million, or 15.9% of net sales, for the corresponding periods in 2013. The increase in both periods was due primarily to inflation, timing of promotional spending in both flooring businesses and higher spending on outside consulting services.

Equity earnings from our WAVE joint venture were $18.8 million for the third quarter of 2014, compared to $16.6 million in 2013, and $51.2 million for the first nine months of 2014 compared to $46.2 million in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

first nine months of 2013. The increase in both periods was driven primarily by the impact of favorable sales mix that more than offset a slight volume decline.

Interest expense was $11.0 million and $34.4 million for the third quarter and first nine months of 2014, compared to $11.4 million and $56.4 million for the corresponding periods of 2013. The decrease for the first nine months of 2014 was primarily due to the write-off of unamortized debt financing costs associated with the refinancing of our senior credit facility during the first quarter of 2013 (see Liquidity for further information).

Income tax expense was $26.3 million and $26.1 million for the third quarter of 2014 and 2013, respectively. The effective tax rate for the third quarter of 2014 was 45.3% as compared to a rate of 31.8% for the same period of 2013. Income tax expense was $70.2 million and $63.9 million for the first nine months of 2014 and 2013, respectively. The effective tax rate for the first nine months of 2014 was 50.2% as compared to a rate of 41.6% for the same period of 2013. The effective tax rate for the third quarter and first nine months of 2014 was higher than the comparable period of 2013 primarily due to increased losses in foreign jurisdictions which was impacted by the European Resilient Flooring fixed asset impairment charge and a decrease in consolidated pre-tax income which increased the impact of the losses on the effective tax rate. Tax benefits for foreign losses, which would have reduced consolidated income tax expense, were not recorded (unbenefitted) because our ability to utilize these tax benefits in future periods is uncertain.

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

As disclosed in prior SEC filings, our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation, insufficient future taxable income prior to expiration of certain deferred tax assets, annual limits imposed under Section 382 of the Internal Revenue Code (“Section 382”) or by state law, as a result of an “ownership change.” This “ownership change” is defined as a cumulative increase in certain shareholders’ ownership of the Company by more than 50 percentage points during the previous rolling three year period.

The completion of the Offering did not result in an “ownership change” under Section 382, based on the size of the Offering and the factors discussed below. Together the Asbestos PI Trust and TPG collectively sold 5,980,000 shares, 12,057,382 shares and 6,000,000 shares of the Company’s common shares during the fourth quarter of 2012, the third quarter of 2013 and the fourth quarter of 2013, respectively. Those sales, when combined with the 3,900,000 common shares sold in the Offering, significantly increase the likelihood that future sales by the Asbestos PI Trust will cause an “ownership change” under Section 382. At this time, we estimate that an additional sale of the Company’s common shares by the Asbestos PI Trust prior to December 2015 would be reasonably likely to cause an “ownership change” under Section 382. An “ownership change” may result in limitations on the utilization of certain tax attributes, primarily our ability to deduct state net operating losses (“NOLs”) against future state taxable income. If such “ownership change” were to occur, then we would be required to record a one-time, non-cash charge in our income statement in the period in which such “ownership change” occurs. We currently estimate that, if such “ownership change” had occurred in the third quarter of 2014, based on the factors discussed below, the one-time income tax charge that would have been taken would have reduced our net earnings by an amount between $4 million and $8 million. This pro forma estimated range of net earnings reduction is based on current management estimates and assumptions that are subject to change over time. The actual amount of the required charge, if any, may differ

Management’s Discussion and Analysis of Financial Condition and Results of Operations

materially from this current estimate. Key factors impacting the calculation include, but are not limited to, our stock price on the date of the “ownership change”, the applicable tax-exempt interest rate, the tax basis and fair market value of our assets, federal and state tax regulations, projections of future taxable income and prior NOL usage.

Total other comprehensive income/loss (“OCI”) was $0.7 million loss and $7.4 million income for the third quarters of 2014 and 2013, respectively, and was $10.0 million income and $23.9 million income for the first nine months of 2014 and 2013, respectively. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first nine months of 2014 were driven primarily by changes in the exchange rates of the Russian Ruble, the Euro, the British Pound, and the Chinese Renminbi, and amounts in the first nine months of 2013 were driven primarily by changes in the exchange rates of the Australian Dollar, the British Pound and the Chinese Renminbi. Amounts in the third quarter of 2014 were driven primarily by changes in the exchange rates of the British Pound and the Australian Dollar, and amounts in the third quarter of 2013 were driven primarily by changes in the exchange rates of the British Pound and the Euro. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period change is primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2014	2013	Change is Favorable/ (Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$219.3	$208.7	5.1%
EMEA	94.3	93.3	1.1%
Pacific Rim	38.1	33.5	13.7%

Total segment net sales	$351.7	$335.5	4.8%
Operating income	$86.6	$86.7	(0.1)%
Nine Months Ended September 30,
Net sales:
Americas	$611.2	$590.3	3.5%
EMEA	269.0	257.9	4.3%
Pacific Rim	103.2	96.4	7.1%

Total segment net sales	$983.4	$944.6	4.1%
Operating income	$209.3	$210.7	(0.7)%

The increase in Building Products net sales in the third quarter of 2014 was driven by $12 million of favorable price and mix and higher volumes of $2 million. The increase in Building Products net sales in the first nine months of 2014 was driven by $29 million of favorable price and mix and higher volumes of $10 million.

Net sales in the Americas increased in the third quarter and first nine months of 2014 driven by the benefits from improved mix and price.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the EMEA markets increased in the third quarter and first nine months of 2014, driven primarily by favorable impact from foreign exchange of $3 million and $7 million, respectively. Improved price and mix were unable to offset lower volumes. The increase in the first nine months of 2014 was aided by foreign exchange and improvements in volumes, price and mix when compared to the corresponding period of 2013.

Net sales in the Pacific Rim increased in the third quarter and first nine months of 2014 driven primarily by higher volumes in addition to favorable price and mix. Foreign exchange favorably impacted sales by $1 million in the third quarter and unfavorably by $3 million for the first nine months of 2014.

Operating income was essentially flat in the third quarter of 2014 as improved price and mix of $4 million and higher earnings from WAVE of $2 million were mostly offset by higher manufacturing and input costs of $3 million primarily due to the Russia plant construction and higher SG&A expense of $2 million. Operating income decreased slightly in the first nine months of 2014 due to higher manufacturing and input costs of $9 million primarily due to the Russia plant construction and higher SG&A expense of $5 million which more than offset the margin impact of higher volumes of $5 million, higher earnings from WAVE of $3 million and favorable price and mix of $5 million.

Resilient Flooring

(dollar amounts in millions)

	2014	2013	Change is Favorable/ (Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$167.9	$173.7	(3.3)%
EMEA	49.4	51.7	(4.4)%
Pacific Rim	22.3	20.8	7.2%

Total segment net sales	$239.6	$246.2	(2.7)%
Operating (loss) income	$(1.7)	$22.5	Unfavorable
Nine Months Ended September 30,
Net sales:
Americas	$487.0	$506.4	(3.8)%
EMEA	144.7	146.0	(0.9)%
Pacific Rim	63.1	60.7	4.0%

Total segment net sales	$694.8	$713.1	(2.6)%
Operating income	$22.8	$46.6	(51.1)%

The decline in Resilient Flooring net sales in the third quarter and first nine months of 2014 was driven by lower volume of $11 million and $27 million, respectively, which was only partially offset by favorable mix and price of $3 million in the third quarter and $9 million for the first nine months of 2014.

Net sales in the Americas decreased in the third quarter and first nine months of 2014 as lower volumes more than offset improved product mix.

Net sales in the EMEA markets decreased in the third quarter and first nine months of 2014 as the favorable impact of foreign exchange of $1 million and $5 million, respectively, was more than offset by lower volumes.

Net sales in the Pacific Rim increased in the third quarter and first nine months of 2014 driven primarily by higher volumes which more than offset unfavorable mix. Net sales for the first nine months of 2014 were also impacted by unfavorable foreign exchange of $2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decline in operating income in the third quarter of 2014 was driven by the margin impact of lower volumes of $5 million, higher SG&A expenses of $4 million, lower price and mix of $2 million, $3 million of fixed charges related to the closure of our Thomastown, Australia facility and $12 million of fixed asset impairment charges in our European Flooring business. Operating income declined in the first nine months of 2014 driven by the margin impact of lower volumes of $14 million, higher SG&A expense of $7 million, and unfavorable price and mix of $3 million, which were only partially offset by reductions in manufacturing and input costs of $11 million. The comparison for the first nine months of 2014 was also impacted by $4 million of charges related to the closure of our Thomastown, Australia facility and the $12 million fixed asset impairment charge related to our European Resilient Flooring business, compared to $3 million and $5 million, respectively, for cost reduction actions in Australia and EMEA during the same periods of 2013.

Wood Flooring

(dollar amounts in millions)

	2014	2013	Change is (Unfavorable)
Three Months Ended September 30,
Total segment net sales	$137.0	$148.0	(7.4)%
Operating income	$2.0	$2.6	(23.1)%
Nine Months Ended September 30,
Total segment net sales	$394.5	$400.9	(1.6)%
Operating income	$4.5	$5.6	(19.6)%

Net sales decreased in both periods driven by higher price and mix of $12 million in the third quarter and $40 million for the first nine months of 2014, which was more than offset by volume declines of $22 million in the third quarter and $44 million in the first nine months of 2014.

Operating income decreased slightly during the third quarter of 2014 despite $14 million of benefit from improved price and mix which was offset by the negative margin impact of lower volumes of $8 million, higher SG&A expenses of $1 million, and $4 million of charges associated with the closure of our engineered wood flooring plant in Kunshan, China. The decrease in operating income during the first nine months of 2014 was driven by higher manufacturing and input costs of $18 million, the negative margin impact of lower volumes of $17 million, higher SG&A expenses of $2 million, $7 million of severance and other charges associated with the closure of our engineered wood flooring plant in Kunshan, China and $4 million of other idle equipment impairment charges, which combined to more than offset $46 million of favorable price and mix.

Unallocated Corporate

Unallocated corporate expense of $18 million in the third quarter and $57 million for the first nine months of 2014 remained flat compared to the third quarter of 2013 and increased from $55 million for the first nine months of 2013. The increase for the first nine months was impacted by spending on outside consulting services and general inflation.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first nine months of 2014 provided $111.1 million of cash, compared to $161.7 million in the first nine months of 2013. The decrease in cash provided was primarily driven by changes in working capital, primarily accounts payable and accrued expenses due to timing of payments, and inventories due to higher raw material costs.

Net cash used for investing activities was $96.9 million for the first nine months of 2014, compared to $86.4 million for the first nine months of 2013. The increase was primarily due to higher purchases of property, plant and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by financing activities was $1.3 million for the first nine months of 2014, compared to $268.6 million used during the first nine months of 2013. Net cash used in the first nine months of 2013 was primarily the result of the $261.4 million purchase of common stock for the treasury.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. In March 2013, we refinanced our $1.3 billion senior credit facility. The amended facility is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $550 million Term Loan A and a $475 million Term Loan B. The terms of the facility resulted in a lower interest rate spread (2.5% vs. 3.0%) than our previous facility. We also extended the maturity of Term Loan A from November 2015 to March 2018 and of Term Loan B from March 2018 to March 2020 and we amended our year-end leverage tests (see below). Per the terms of the underlying agreement this senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

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

In connection with the refinancing, we incurred $8 million for bank, legal, and other fees, of which $7 million was capitalized and is being amortized into interest expense over the life of the loans. Additionally, we wrote off $19 million of unamortized debt financing costs in the first quarter of 2013 related to our previous credit facility to interest expense.

The amended senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. As of September 30, 2014, we were in compliance with all covenants of the senior credit facility.

The Revolving Credit and Term Loan A portions are currently priced at a spread of 2.50% over LIBOR and the Term Loan B portion is priced at 2.50% over LIBOR with a 1.00% LIBOR floor for its entire term. The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis. The following table summarizes our interest rate swaps (dollar amounts in millions):

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of September 30, 2014, there was no outstanding balance on the revolving credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2014, we had $148.4 million of cash and cash equivalents, $48 million in the U.S. and $100 million in various foreign jurisdictions.

In March 2013, we amended our $100 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. We decreased the facility to $75 million to reduce commitment fees on the unused capacity and extended the maturity date from December 2014 to March 2016. As of September 30, 2014, there was no outstanding balance on the accounts receivable securitization facility.

On September 30, 2014, we had outstanding letters of credit totaling $65 million, of which $8 million was issued under the revolving credit facility, $57 million was issued under the securitization facility, and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of September 30, 2014
Foreign Financing Arrangements (in millions)	Limit	Used	Available
Lines of Credit Available for Borrowing	$13.6	—	$13.6
Lines of Credit Available for Letters of Credit	1.5	$0.8	0.7

Total	$15.1	$0.8	$14.3

These lines of credit are uncommitted, and poor operating results or credit concerns at the related foreign subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our foreign operations.

Since 2009, our Board of Directors has approved the construction of five manufacturing plants. These include a U.S. mineral wool plant to supply our Building Products plants, mineral fiber ceiling plants in Russia and China, and two resilient flooring plants in China. In July 2013, our Board of Directors approved the expansion of our Lancaster, PA flooring plant to include the manufacture of luxury vinyl tile. Total spending for these projects is currently projected to be approximately $380 million. As of September 30, 2014, we have completed construction of the mineral wool plant and three plants in China. Through September 30, 2014, we have incurred approximately $325 million related to these projects. The majority of the remaining spending for the plant in Russia and the Lancaster plant expansion is expected to occur in 2014, while spending for both projects will extend into 2015.

During the third quarter of 2013, the Asbestos PI Trust and TPG together sold 12,057,382 of their remaining shares in a secondary public offering. In connection with this transaction, we paid $261.4 million, including associated fees, to buy back 5,057,382 shares, which we currently hold in treasury. The treasury share purchase was funded by existing cash, borrowings under our credit facility and our securitization facility. Funds borrowed to complete this transaction were repaid by the end of the third quarter of 2013.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2014, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2014	53	$58.00	—	—
August 1 – 31, 2014	933	$52.99	—	—
September 1 – 30, 2014	622	$57.24	—	—

Total	1,608		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. are incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc. are incorporated by reference from the Current Report on Form 8-K filed on July 28, 2014, wherein it appeared as Exhibit 3.1.

15	Awareness Letter from Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive Data Files

†	Filed herewith.

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

Date: October 27, 2014