Form 10-Q
period 2015-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2015-04-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 21, 2015 – 55,276,151.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends, and our ability to increase revenues, earnings and EBITDA (as such terms are defined by documents incorporated by reference herein). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions;

•	construction activity;

•	our announced plan to separate our flooring business from our ceilings (buildings products) business, and our ability to successfully complete such separation;

•	competition;

•	key customers;

•	availability and costs of raw materials and energy;

•	covenants in our debt agreements;

•	our indebtedness;

•	our liquidity;

•	our exit from the European flooring business;

•	our WAVE joint venture;

•	environmental matters;

•	international operations;

•	strategic transactions;

•	plant construction projects;

•	availability of deferred tax assets;

•	negative tax consequences;

•	claims and litigation;

•	labor;

•	our intellectual property rights;

•	outsourcing;

•	costs savings and productivity initiatives; and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and in the documents incorporated by reference.

Such forward- looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net sales	$551.4	$590.0
Cost of goods sold	421.9	447.9

Gross profit	129.5	142.1

Selling, general and administrative expenses	103.0	103.1
Separation costs	4.3	—
Equity earnings from joint venture	(13.6)	(14.8)

Operating income	35.8	53.8

Interest expense	11.2	11.6
Other non-operating expense	1.3	5.4
Other non-operating (income)	(0.6)	(0.6)

Earnings from continuing operations before income taxes	23.9	37.4
Income tax expense	20.1	19.3

Earnings from continuing operations	3.8	18.1

Net loss from discontinued operations, net of tax benefit of ($-) and ($-)	—	(1.2)
Earnings from disposal of discontinued business, net of tax benefit of ($43.4) and ($-)	42.8	—

Net earnings (loss) from discontinued operations	42.8	(1.2)

Net earnings	$46.6	$16.9

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15.3)	(0.4)
Derivative loss	(0.5)	(0.6)
Pension and postretirement adjustments	11.9	7.1

Total other comprehensive (loss) income	(3.9)	6.1

Total comprehensive income	$42.7	$23.0

Earnings per share of common stock, continuing operations:
Basic	$0.07	$0.33
Diluted	$0.07	$0.33

Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.77	($0.02)
Diluted	$0.76	($0.02)

Net earnings per share of common stock:
Basic	$0.84	$0.31
Diluted	$0.83	$0.30

Average number of common shares outstanding:
Basic	55.3	54.8
Diluted	55.7	55.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited March 31, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$132.0	$185.3
Accounts and notes receivable, net	215.8	195.2
Inventories, net	351.4	335.5
Deferred income taxes	20.4	31.4
Income tax receivable	14.3	5.3
Other current assets	57.9	58.8

Total current assets	791.8	811.5

Property, plant, and equipment, less accumulated depreciation and amortization of $661.5 and $644.3, respectively	1,053.3	1,062.4
Prepaid pension costs	6.9	7.4
Investment in joint venture	127.3	129.0
Intangible assets, net	499.5	501.4
Deferred income taxes	26.9	26.6
Other non-current assets	68.1	67.9

Total assets	$2,573.8	$2,606.2

Liabilities and Shareholders’ Equity

Current liabilities:
Current installments of long-term debt	$42.8	$39.6
Accounts payable and accrued expenses	325.5	345.5
Income tax payable	2.0	2.5
Deferred income taxes	0.5	0.5

Total current liabilities	370.8	388.1

Long-term debt, less current installments	992.5	1,003.0
Postretirement benefit liabilities	200.5	201.5
Pension benefit liabilities	100.5	115.5
Other long-term liabilities	50.8	53.2
Income taxes payable	53.7	51.1
Deferred income taxes	107.8	144.7

Total non-current liabilities	1,505.8	1,569.0

Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 60,330,506 shares issued, and 55,273,124 shares outstanding at March 31, 2015 and 60,183,535 shares issued and 55,126,153 shares outstanding at December 31, 2014	0.6	0.6
Capital in excess of par value	1,139.8	1,134.4
Retained earnings	317.6	271.0
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive loss	(499.4)	(495.5)

Total shareholders’ equity	697.2	649.1

Total liabilities and shareholders’ equity	$2,573.8	$2,606.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2015
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	55,126,153	$0.6	$1,134.4	$271.0	5,057,382	($261.4)	($495.5)	$649.1
Stock issuance	146,971
Share-based employee compensation			5.4					5.4
Net earnings				46.6				46.6
Other comprehensive loss							(3.9)	(3.9)

Balance at end of period	55,273,124	$0.6	$1,139.8	$317.6	5,057,382	($261.4)	($499.4)	$697.2

	Three Months Ended March 31, 2014
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	54,406,927	$0.6	$1,098.4	$207.2	5,057,382	($261.4)	($371.6)	$673.2
Stock issuance	400,098
Share-based employee compensation			14.0					14.0
Net earnings				16.9				16.9
Other comprehensive income							6.1	6.1

Balance at end of period	54,807,025	$0.6	$1,112.4	$224.1	5,057,382	($261.4)	($365.5)	$710.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$46.6	$16.9
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	28.5	30.0
Deferred income taxes	(32.0)	11.8
Share-based compensation	4.2	5.1
Equity earnings from joint venture	(13.6)	(14.8)
U.S. pension expense	6.3	0.2
Non-cash foreign currency translation on intercompany loans	(0.6)	6.6
Other non-cash adjustments, net	(1.1)	—
Changes in operating assets and liabilities:
Receivables	(25.4)	(22.9)
Inventories	(19.4)	(47.2)
Other current assets	1.9	(9.9)
Other non-current assets	(3.0)	(2.6)
Accounts payable and accrued expenses	(22.0)	(6.1)
Income taxes payable	(6.9)	5.8
Other long-term liabilities	(1.9)	(7.0)
Other, net	4.3	1.2

Net cash (used for) operating activities	(34.1)	(32.9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(26.2)	(40.9)
Return of investment from joint venture	15.3	18.2
Payment of company owned life insurance, net	—	(0.2)
Proceeds from the sale of assets	2.8	0.9

Net cash (used for) investing activities	(8.1)	(22.0)

Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	—	67.8
Payments of revolving credit facility and other short-term debt	—	(25.0)
Payments of long-term debt	(7.4)	(1.2)
Special dividends paid	(1.2)	(1.2)
Proceeds from exercised stock options	3.2	8.8
Excess tax benefit from share-based awards	—	2.7
Payment of company owned life insurance loans, net	(0.1)	—

Net cash provided by (used for) financing activities	(5.5)	51.9

Effect of exchange rate changes on cash and cash equivalents	(5.6)	(1.2)

Net (decrease) in cash and cash equivalents	(53.3)	(4.2)
Cash and cash equivalents at beginning of year	185.3	135.2

Cash and cash equivalents at end of period	132.0	131.0
Cash and cash equivalents at end of period from discontinued operations	—	2.7

Cash and cash equivalents at end of year of continuing operations	$132.0	$128.3

Supplemental Cash Flow Disclosures:
Interest paid	$10.0	$10.0
Income taxes paid, net	15.6	1.7
Amounts in accounts payable for capital expenditures	20.2	16.8

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

On February 19, 2015, our Board of Directors approved a plan to separate our flooring business from our ceilings (building products) business through a spinoff, which would result in two independent, publicly-traded companies. Separation costs of $4.3 million in the first quarter of 2015 primarily relate to outside professional services and employee retention accruals incurred in conjunction with this initiative. The separation is expected to be completed in the first quarter of 2016.

In December 2000, AWI filed a voluntary petition for relief (the “Filing”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to use the court-supervised reorganization process to achieve a resolution of AWI’s asbestos-related liability. In October 2006, AWI’s court-approved plan of reorganization became effective and AWI emerged from Chapter 11. All claims in AWI’s Chapter 11 case have been resolved and closed.

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

From the fourth quarter of 2012 through the fourth quarter of 2014, the Asbestos PI Trust sold 20,448,362 shares of our common stock. In the first quarter of 2015, the Asbestos Trust sold 2,739,944 shares of our common stock. See Note 9 for discussion of the related income tax impact. We did not sell any shares and did not receive any proceeds from these transactions. As a result of these transactions the Asbestos PI Trust held approximately 12% of our outstanding shares as of March 31, 2015.

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2014. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty reserves, workers’ compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.

Operating results for the first quarter of 2015 and 2014 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Certain amounts in the prior year’s Condensed Consolidated Financial Statements have been recast to conform to the 2015 presentation.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, January 1, 2017. On April 1, 2015, the FASB tentatively agreed to propose a one-year deferral of the effective date for ASU 2014-09, but would permit public business entities to adopt the standard as of the original effective date. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which is part of ASC 718: Compensation-Stock Compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 2. SEGMENT RESULTS

	Three Months Ended March 31,
	2015	2014
Net sales to external customers
Building Products	$292.0	$308.2
Resilient Flooring	156.8	163.7
Wood Flooring	102.6	118.1

Total net sales to external customers	$551.4	$590.0

	Three Months Ended March 31,
	2015	2014
Segment operating income (loss)
Building Products	$59.8	$57.8
Resilient Flooring	5.9	10.4
Wood Flooring	(1.2)	5.1
Unallocated Corporate	(28.7)	(19.5)

Total consolidated operating income	$35.8	$53.8

	Three Months Ended March 31,
	2015	2014

Total consolidated operating income	$35.8	$53.8
Interest expense	11.2	11.6
Other non-operating expense	1.3	5.4
Other non-operating income	(0.6)	(0.6)

Earnings from continuing operations before income taxes	$23.9	$37.4

	March 31, 2015	December 31, 2014
Segment assets
Building Products	$1,069.1	$1,079.7
Resilient Flooring	510.4	492.7
Wood Flooring	342.5	329.8
Unallocated Corporate	651.8	704.0

Total consolidated assets	$2,573.8	$2,606.2

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

NOTE 3. DISCONTINUED OPERATIONS

On December 4, 2014, our Board of Directors approved the cessation of funding to our DLW subsidiary, which at that time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014. The German insolvency court subsequently appointed an administrator (the “Administrator”) to oversee DLW operations through the preliminary insolvency period. As a result of the insolvency filing, the appointment of the Administrator and our resulting loss of control of DLW’s operations to the German insolvency court and the Administrator, effective December 11, 2014, we deconsolidated DLW from our financial statements and presented DLW for all historical periods as a discontinued operation.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The financial results of the DLW business have been reclassified as discontinued operations for all periods presented.

The following is a summary of the results related to the DLW business, (previously shown within the Resilient Flooring reporting segment), which are included in discontinued operations.

Three Months Ended March 31, 2015
Loss before income tax	($0.6)
Income tax benefit	43.4

Net earnings from disposal of discontinued business	$42.8

Three Months Ended March 31, 2014
Net Sales	$44.4
Loss before income tax	(1.2)
Income tax benefit	—

Net loss from discontinued operations	($1.2)

Based on the progress of DLW’s bankruptcy proceedings in Germany, we recorded a non-cash income tax benefit of $43.4 million during the first quarter of 2015. The tax benefit resulted from DLW’s excess of liabilities over assets, combined with AWI’s foreign and U.S. federal income tax basis in DLW at the time of disposition. Based on the U.S. federal income tax planning strategies employed by AWI related to DLW and the applicable U.S. federal income tax regulations, the tax benefit associated with the disposition of DLW was not available until certain procedural elements surrounding DLW’s bankruptcy process were complete. Such procedural activities occurred during the first quarter of 2015.

At deconsolidation, DLW had a net liability of $12.9 million, representing assets of $151.9 million and liabilities of $164.8 million, which were removed from our balance sheet. This net liability of $12.9 million was recognized as a contingent liability on our consolidated balance sheet pending the closure and results of the insolvency proceedings. Any shortfall will be recognized immediately when identified and any excess will be reflected when insolvency proceedings are finalized, all through discontinued operations.

The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operation.

We have agreed with the Administrator to continue to purchase linoleum and homogenous flooring products for sale in the Americas and the Pacific Rim, and to provide administrative support services to DLW for information technology and accounts receivables and payables for a limited transition period. These agreements are not material.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2015	December 31, 2014
Customer receivables	$229.1	$209.7
Customer notes	2.2	1.3
Miscellaneous receivables	8.8	9.3
Less allowance for warranties, discounts and losses	(24.3)	(25.1)

Accounts and notes receivable, net	$215.8	$195.2

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	March 31, 2015	December 31, 2014
Finished goods	$250.1	$243.2
Goods in process	26.0	23.0
Raw materials and supplies	138.9	133.9
Less LIFO and other reserves	(63.6)	(64.6)

Total inventories, net	$351.4	$335.5

NOTE 6. OTHER CURRENT ASSETS

	March 31, 2015	December 31, 2014
Prepaid expenses	$42.6	$47.6
Fair value of derivative assets	7.6	5.7
Other	7.7	5.5

Total other current assets	$57.9	$58.8

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at March 31, 2015 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended March 31,
	2015	2014
Net sales	$86.6	$92.3
Gross profit	40.8	43.5
Net earnings	30.5	32.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of March 31, 2015 and December 31, 2014.

		March 31, 2015		December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$70.5	$165.4	$68.4
Developed technology	15 years	86.1	46.6	84.9	45.1
Other	Various	21.1	2.4	21.3	2.4

Total		$272.6	$119.5	$271.6	$115.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	346.4		345.7

Total intangible assets		$619.0		$617.3

	Three Months Ended March 31,
	2015	2014
Amortization expense	$3.6	$3.6

NOTE 9. INCOME TAX EXPENSE

	Three Months Ended March 31,
	2015	2014

Earnings from continuing operations before income taxes	$23.9	$37.4
Income tax expense	20.1	19.3
Effective tax rate	84.1%	51.6%

The effective tax rate for the first quarter of 2015 was higher than the comparable period of 2014 primarily due to $3.2 million of state net operating loss write-offs as a result of a change in ownership under Section 382 of the Internal Revenue Code in the first quarter of 2015, and a higher rate impact of unbenefitted foreign losses due to lower pretax income than in the first quarter of 2014.

We do not expect to record any material changes during 2015 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2014.

As of March 31, 2015, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 10. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended March 31,
	2015	2014
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.1	$3.6
Interest cost on projected benefit obligation	20.2	21.4
Expected return on plan assets	(35.1)	(34.8)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial loss	18.2	10.6

Net periodic pension cost	$7.9	$1.3

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.2	$0.2
Interest cost on projected benefit obligation	2.0	2.7
Amortization of prior service credit	(0.2)	(0.1)
Amortization of net actuarial gain	(1.9)	(1.0)

Net periodic postretirement benefit cost	$0.1	$1.8

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.6	$0.6
Interest cost on projected benefit obligation	2.1	2.7
Expected return on plan assets	(2.3)	(2.9)
Amortization of net actuarial loss	0.7	0.5

Net periodic pension cost	$1.1	$0.9

NOTE 11. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	($1,035.3)	($1,032.9)	($1,042.6)	($1,028.2)
Foreign currency contracts	8.5	8.5	5.4	5.4
Natural gas contracts	(2.7)	(2.7)	(3.0)	(3.0)
Interest rate swap contracts	(13.3)	(13.3)	(9.3)	(9.3)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2015		December 31, 2014
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total long-term debt, including current portion	($464.3)	($568.6)	($459.8)	($568.4)
Foreign currency contracts	8.5	—	5.4	—
Natural gas contracts	—	(2.7)	—	(3.0)
Interest rate swap contracts	—	(13.3)	—	(9.3)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward. The contracts are based on forecasted usage of natural gas measured in mmBtu’s. There is a high correlation between the hedged item and the hedge instrument. The gains and losses on these instruments offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At March 31, 2015 and December 31, 2014, the notional amount of these hedges was $10.1 million and $14.6 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the first quarters of 2015 and 2014.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of March 31, 2015, our major, pre-hedging foreign currency exposures are to the Canadian dollar, the Chinese Renminbi and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $101.7 million and $102.4 million at March 31, 2015 and December 31, 2014, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the first quarters of 2015 and 2014.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Currency Rate Risk - Intercompany Loans and Dividends

We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $21.2 million at December 31, 2014. We did not have any open hedges related to intercompany loans and dividends as of March 31, 2015.

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2015 and December 31, 2014. Our derivative liabilities not designated as hedging instruments were $0.5 million at December 31, 2014. We had no derivative assets not designated as hedging instruments at March 31, 2015 and December 31, 2014 and no derivative liabilities not designated as hedging instruments at March 31, 2015. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments

Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$2.5	$3.0

Foreign exchange contracts	Other current assets	$7.6	$5.6	Accounts payable and accrued expenses	1.1	0.7

Interest rate swap contracts	Other current assets	—	—	Accounts payable and accrued expenses	3.3	—

Natural gas commodity contracts	Other non- current assets	—	—	Other long-term liabilities	0.2	—

Foreign exchange contracts	Other non- current assets	2.2	0.9	Other long-term liabilities	0.2	0.1

Interest rate swap contracts	Other non- current assets	—	1.9	Other long-term liabilities	10.0	11.2

Total derivatives designated as hedging instruments		$9.8	$8.4		$17.3	$15.0

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships

Natural gas commodity contracts	($2.7)	$0.6	Cost of goods sold	($1.5)	$0.7

Foreign exchange contracts – purchases	1.0	1.2	Cost of goods sold	0.1	0.5

Foreign exchange contracts – sales	7.4	4.8	Net sales	2.3	1.5

Interest rate swap contracts	(13.3)	(7.9)	Interest expense	—	—

Total	($7.6)	($1.3)		$0.9	$2.7

(a)	As of March 31, 2015 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.6 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) (a)
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	Cost of goods sold
Foreign exchange contracts – purchases and sales	SG&A expense
Interest rate swap contracts	Interest expense

(a)	The amount recognized in income related to the ineffective portion of the hedging relationships was immaterial for the first quarters of 2015 and 2014. No gains or losses are excluded from the assessment of the hedge effectiveness.

The amount of pre-tax gain recognized in income for derivative instruments not designated as hedging instruments was $0.1 million and $2.7 million for the first quarters of 2015 and 2014, respectively.

NOTE 13. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first three months of 2015 and 2014:

	2015	2014
Balance at January 1,	$7.9	$7.4
Reductions for payments	(3.1)	(2.9)
Current year warranty accruals	2.7	2.3

Balance at March 31,	$7.5	$6.8

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable, respectively.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2014	($8.3)	($4.0)	($483.2)	($495.5)
Other comprehensive (loss) income before reclassifications, net of tax (expense) benefit of $ -, $0.3, ($0.2), and $0.1	(15.3)	0.1	0.7	(14.5)

Amounts reclassified from accumulated other comprehensive (loss)	—	(0.6)	11.2	10.6

Net current period other comprehensive (loss) income	(15.3)	(0.5)	11.9	(3.9)

Balance at March 31, 2015	($23.6)	($4.5)	($471.3)	($499.4)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2013	$21.3	($0.7)	($392.2)	($371.6)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $ -, ($1.8), ($0.1), and ($1.9)	(0.4)	1.2	0.3	1.1

Amounts reclassified from accumulated other comprehensive (loss) income	—	(1.8)	6.8	5.0

Net current period other comprehensive (loss) income	(0.4)	(0.6)	7.1	6.1

Balance at March 31, 2014	$20.9	($1.3)	($385.1)	($365.5)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2015	2014
Derivative Adjustments:
Natural gas commodity contracts	$1.5	($0.7)	Cost of goods sold
Foreign exchange contracts - purchases	(0.1)	(0.5)	Cost of goods sold
Foreign exchange contracts - sales	(2.3)	(1.5)	Net sales

Total income before tax	(0.9)	(2.7)
Tax impact	0.3	0.9	Income tax expense

Total income, net of tax	(0.6)	(1.8)

Pension and Postretirement Adjustments:
Prior service cost amortization	0.1	0.2	Cost of goods sold
Prior service cost amortization	0.2	0.2	SG&A expense
Amortization of net actuarial loss	8.9	5.4	Cost of goods sold
Amortization of net actuarial loss	8.1	4.7	SG&A expense

Total expense before tax	17.3	10.5
Tax impact	(6.1)	(3.7)	Income tax expense

Total expense, net of tax	11.2	6.8

Total reclassifications for the period	$10.6	$5.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 15. LITIGATION AND RELATED MATTERS

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

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”), which is comprised of Upland and Lowland areas. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the In-Water area of the adjacent Scappoose Bay. We are currently in an investigation phase for both the Owned Property and the Scappoose Bay and are working with ODEQ, Kaiser and OC to finalize the reports to move to the Feasibility Study phase. We have determined that it is probable that remedial action for certain portions of the Owned Property will be required. The current estimate of our future liability at the site includes the known investigation work required by the Consent Order and the current projected cost of possible remedies for certain portions of the Owned Property. At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay, although such costs may be material. If additional investigative or remedial action is required by ODEQ, it could result in additional costs greater than the amounts currently estimated and those costs may be material.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”). We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA in 2013. The EPA subsequently approved the EE/CA and issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. In July 2014, we entered into an Administrative Order on Consent for Removal Action with the EPA for the WWTP Landfill. The EPA approved the Removal Action Work Plan on March 30, 2015 and the removal work will commence in 2015. Our estimate of future liability includes estimated costs for the Removal Action for the WWTP Landfill.

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

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”) from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”). We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998. Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, we and CBS entered into an RI/FS with the EPA for the site. In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. Although the parties initially submitted the RI/FS work plan to the EPA in 2004, the EPA did not approve the RI/FS work plan until August 2011. We submitted the draft Remedial Investigative and Risk Assessments in the first quarter of 2014, conducted supplemental investigative work based upon agency comments to those reports and are awaiting further agency comment. We are unable to reasonably estimate any additional investigative costs or determine whether remediation will be required. If remediation is required, the related costs may be material, although we expect these costs to be shared with CBS and the Navy.

Summary of Financial Position

Liabilities of $4.3 million at March 31, 2015 and $4.4 million at December 31, 2014 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at March 31, 2015 or December 31, 2014.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. Until October 2014, we also operated a plant in Kunshan China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. We were specifically mentioned in the earlier AD and CVD petitions as an importer. Under the U.S. AD and CVD laws, a U.S. importer may ultimately be responsible for the payment of any antidumping and countervailing duties.

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

The DOC is currently conducting its second and third annual administrative reviews. The second administrative reviews are scheduled for final determination in 2015. Armstrong Kunshan was not selected as a mandatory respondent for either the second or third AD reviews and therefore, is not subject to individual mandatory review. As part of these reviews, Armstrong Kunshan’s individual CVD and AD assessment rates may be changed and the revised rates applicable to participants that were not individually reviewed will apply to imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD) for the second reviews and between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD) for the third reviews.

On January 9, 2015, the DOC issued a preliminary AD determination for the second administrative review. It claimed a preliminary dumping rate of 18.27% by a single mandatory respondent and then preliminarily assigned this rate to all “separate rate respondents” that were not individually investigated, including Armstrong Kunshan. On January 7, 2015, the DOC issued a preliminary “All Others” CVD rate of 0.97% that also preliminarily applies to Armstrong Kunshan as part of the second CVD administrative review. These preliminary review rates are estimates only and do not change the currently applicable deposit rates. We expect that the DOC will issue final AD and CVD rates for the second administrative reviews in mid-2015. While we are unable to predict the final rates, if the final determination in the second AD review remains at or near the preliminary rate claimed by the DOC and such rate is ultimately upheld after all court appeals are exhausted, the estimated additional liability for the relevant period is approximately $5 to $7 million.

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

NOTE 16. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Earnings from continuing operations	$3.8	$18.1
Earnings allocated to participating non-vested share awards	—	(0.1)

Earnings from continuing operations attributable common shares	$3.8	$18.0

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three month periods ended March 31, 2015 and 2014 (shares in millions):

	Three Months Ended
	March 31,
	2015	2014
Basic shares outstanding	55.3	54.8
Dilutive effect of stock option awards	0.4	0.5

Diluted shares outstanding	55.7	55.3

At March 31, 2015 and 2014, there were 276,324 and zero anti-dilutive options excluded from the computation of diluted EPS, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and the related condensed consolidated statements of earnings and comprehensive income, cash flows and shareholders’ equity for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of earnings and comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 23, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 30, 2015

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of March 31, 2015, we operated 32 manufacturing plants in nine countries, including 20 plants located throughout the U.S. Four of our plants are leased and the remaining 28 are owned.

On February 19, 2015, our Board of Directors approved a plan to separate our flooring business from our ceilings (building products) business through a spinoff, which would result in two independent, publicly-traded companies. The separation is expected to be completed in the first quarter of 2016.

On December 4, 2014, our Board of Directors approved the cessation of funding to our DLW subsidiary, which at that time was our European Resilient Flooring business. This decision followed a comprehensive evaluation of the strategic alternatives for the business. As a result of this decision, DLW management concluded that its operations could not be financed and sustained without funding from us and filed for insolvency in Germany on December 11, 2014. See Note 3 to the Condensed Consolidated Financial Statements for more information.

Reportable Segments

Building Products — produces suspended mineral fiber, soft fiber and metal ceiling systems for use in commercial, institutional and residential settings. In addition, our Building Products segment sources complementary ceiling products. Our products, which are sold worldwide, are available in numerous colors, performance characteristics and designs, and offer attributes such as acoustical control, rated fire protection and aesthetic appeal. Commercial ceiling materials and accessories are sold to resale distributors and to ceiling systems contractors. Residential ceiling products are sold in North America primarily to wholesalers and retailers (including large home centers). Our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. manufactures suspension system (grid) products which are sold by both us and WAVE.

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet and vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, linoleum flooring products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, and colors. We sell these products to wholesalers, large home centers, retailers, contractors and to the manufactured homes industry.

Wood Flooring — produces and sources wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and contractors.

Unallocated Corporate — includes assets, liabilities, income and expenses that have not been allocated to the business units. Balance sheet items classified as Unallocated Corporate are primarily income tax

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial results of our formerly owned European Resilient Flooring business are classified as discontinued operations for all periods presented.

See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America. We closely monitor publicly available macroeconomic trends that provide insight to commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that we believe directly affected our business performance during the first quarter of 2015, including:

Americas

For Building Products, we noted some regional softness in the U.S. commercial office markets and weakness in retail markets, particularly in Canada. Our Resilient Flooring business saw improvement in education demand but continuing weakness in healthcare, while retail markets were essentially flat.

Residential markets were flat to slightly positive, with builder and renovation activity improving. However, due to market conditions we experienced continued competitive pricing actions in our Wood and Resilient Flooring businesses.

Europe, Middle East and Africa (“EMEA”)

Continued softness in commercial sectors, such as office, education and healthcare, and the significant volatility in the Russian Ruble contributed to mixed results across EMEA. These trends impacted our Building Products business.

Pacific Rim

Commercial markets for our Building Products businesses in India and Australia grew, while markets in China were weak. Commercial markets for our Resilient Flooring business grew in China but were flat in Australia.

Pricing Initiatives. We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, and to market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased our first quarter 2015 total consolidated net sales by approximately $9 million compared to the first quarter of 2014.

In response to rising or expected raw material prices or to offset currency devaluations, we implemented price increases on select Resilient Flooring products in the Americas and in our Building Products businesses in the Americas, EMEA and the Pacific Rim effective in the first quarter of 2015. We may implement additional pricing actions based upon future movements in input costs or foreign currency valuations.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the first quarter of 2015 by approximately $11 million compared to the first quarter of 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2015 costs for raw materials, sourced products and energy positively impacted operating income by $3 million when compared to the first quarter of 2014.

Employees

As of March 31, 2015, we had approximately 7,500 full-time and part-time employees worldwide, compared to 7,400 as of December 31, 2014.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	Three Months Ended March 31,		Change is
	2015	2014	(Unfavorable)
Net sales:
Americas	$435.1	$459.3	(5.3)%
EMEA	70.5	84.3	(16.4)%
Pacific Rim	45.8	46.4	(1.3)%

Total consolidated net sales	$551.4	$590.0	(6.5)%
Operating income	$35.8	$53.8	(33.5)%

Excluding the unfavorable impact of foreign exchange of $20 million, consolidated net sales decreased driven by lower volumes of $39 million which were only partially offset by favorable price and mix of $20 million.

Net sales in the Americas decreased due to volume declines in all businesses and the unfavorable impact of foreign exchange of $4 million, while price and mix improved.

Excluding the unfavorable impact of foreign exchange of $14 million, net sales in the EMEA markets were flat as volume declines were offset by favorable price and mix.

Net sales in the Pacific Rim decreased driven by unfavorable foreign exchange impact of $2 million, as mix improved slightly.

Cost of goods sold in the first quarter of 2015 was 76.5% of net sales, compared to 75.9% for the same period in 2014. The percentage increase was primarily due to the impact of lower sales volumes.

SG&A expenses in the first quarter of 2015 were $103.0 million, or 18.7% of net sales, compared to $103.1 million, or 17.5% of net sales, for the same period in 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation costs of $4.3 million in the first quarter of 2015 primarily relate to outside professional services and employee retention accruals incurred in conjunction with our initiative to separate our flooring business from our ceilings business.

Equity earnings from our WAVE joint venture were $13.6 million in the first quarter of 2015, compared to $14.8 million for the same period in 2014. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.2 million in the first quarter of 2015 compared to $11.6 million in the first quarter of 2014.

Income tax expense was $20.1 million and $19.3 million for the first quarters of 2015 and 2014, respectively. The effective tax rate for the first quarter of 2015 was 84.1% as compared to a rate of 51.6% for the same period of 2014 primarily due to state net operating loss write-offs as a result of a change in ownership under Section 382 of the Internal Revenue Code in the first quarter of 2015, and a higher rate of impact of unbenefitted foreign losses due to lower pretax income than in the first quarter of 2014.

Total other comprehensive (“OCI”) was a $3.9 million loss the first quarter of 2015 compared to income of $6.1 million for the first quarter of 2014. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2015 were driven by changes in the exchange rates of the Euro, the British Pound and the Australian dollar. Amounts in the first quarter of 2014 were driven primarily by changes in the exchange rates of the Australian dollar, the Chinese Renminbi, the Russian Ruble and the British Pound. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period change is primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amount in both periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2015	2014	(Unfavorable)
Net sales:
Americas	$191.3	$193.8	(1.3)%
EMEA	70.5	84.3	(16.4)%
Pacific Rim	30.2	30.1	0.3%

Total segment net sales	$292.0	$308.2	(5.3)%
Operating income	$59.8	$57.8	3.5%

The decline in Building Products net sales was driven by the unfavorable impact of foreign exchange of $17 million as favorable price and mix of $17 million was offset by lower volumes of $17 million.

Net sales in the Americas decreased slightly as improvements in price and mix were more than offset by lower volumes.

Net sales in the EMEA markets declined driven by the unfavorable impact of foreign exchange of $14 million as improvements in price and mix were offset by lower volumes.

Net sales in the Pacific Rim were flat as favorable mix offset the impact of unfavorable foreign exchange.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased due to the favorable impact from price and mix of $11 million and lower manufacturing and input costs of $2 million, which were partially offset by the margin impact of lower volumes of $9 million and higher SG&A expenses of $2 million.

Resilient Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is
	2015	2014	(Unfavorable)
Net sales:
Americas	$141.2	$147.4	(4.2)%
Pacific Rim	15.6	16.3	(4.3)%

Total segment net sales	$156.8	$163.7	(4.2)%
Operating income	$5.9	$10.4	(43.3)%

The decline in Resilient Flooring net sales was driven by $3 million of lower volume, unfavorable impact of foreign exchange of $2 million and unfavorable price and mix of $2 million.

Net sales in the Americas decreased driven by lower volumes and unfavorable mix and price.

The decrease in net sales in the Pacific Rim was driven by unfavorable impact of foreign exchange and unfavorable mix and price.

The decline in operating income was driven by unfavorable price and mix of $4 million, higher SG&A expenses of $2 million and the impact of lower volumes of $1 million, partially offset by the impact of lower manufacturing and input costs of $1 million.

Wood Flooring

(dollar amounts in millions)

	Three Months Ended March 31,		Change is
	2015	2014	(Unfavorable)
Total segment net sales	$102.6	$118.1	(13.1)%
Operating (loss) income	$(1.2)	$5.1	Unfavorable

Net sales decreased as favorable price and mix of $6 million was more than offset by volume declines of $20 million. The volume declines were caused by market share shifts due to prior year price and mix optimization actions and inventory adjustments at home center customers.

The decline in operating income was driven by the margin impact from lower volumes of $6 million and higher manufacturing costs of $4 million which more than offset favorable price and mix of $4 million.

Unallocated Corporate

Unallocated corporate expense of $28.7 million in the first quarter of 2015 increased from $19.5 million in the prior year due to increased U.S. pension costs of $6.6 million and separation costs of $4.3 million.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first three months of 2015 used $34.1 million of cash, compared to $32.9 million in the first three months of 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used for investing activities was $8.1 million for the first three months of 2015, compared to $22.0 million used for the first three months of 2014. The decrease in cash used was primarily due to lower purchases of property, plant and equipment.

Net cash used for financing activities was $5.5 million for the first three months of 2015, compared to $51.9 million provided during the first three months of 2014. Cash provided in the first three months of 2014 was primarily the result of proceeds from debt and exercised stock options.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year. We have a $1.3 billion senior credit facility which is composed of a $250 million revolving credit facility (with a $150 million sublimit for letters of credit), a $550 million Term Loan A and a $475 million Term Loan B. This $1.3 billion senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

Under the senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments. If our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow. These annual payments would be made in the first quarter of the following year. No payment was required in the first quarter of 2015.

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 4.0 to 1.0 after December 31, 2013 through March 31, 2015 and 3.75 to 1.0 after March 31, 2015. As of March 31, 2015, we were in compliance with all covenants of the senior credit facility.

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of March 31, 2015, there was no outstanding balance on the Revolving Credit Facility.

As of March 31, 2015, we had $132.0 million of cash and cash equivalents, $62.3 million in the U.S. and $69.7 million in various foreign jurisdictions.

On December 18, 2014, we amended and increased our $75 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. The facility now reflects a seasonality clause changing to $100 million from March through September, and to $90 million from October through February. The maturity date has been extended from March 2016 to December 2017. As of March 31, 2015, there was no outstanding balance on the accounts receivable securitization facility.

On March 31, 2015, we had outstanding letters of credit totaling $67.3 million, of which $7.7 million was issued under the revolving credit facility, $59.4 million was issued under the securitization facility, and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of March 31, 2015
Foreign Financing Arrangements (dollar amounts in millions)	Limit	Used	Available
Lines of Credit Available for Borrowing	$11.1	—	$11.1
Lines of Credit Available for Letters of Credit	1.3	$0.7	0.6

Total	$12.4	$0.7	$11.7

These lines of credit are uncommitted, and poor operating results or credit concerns at the related non-U.S. subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our non-U.S. operations.

Since 2012, our Board of Directors has approved the construction of a mineral fiber ceiling plant in Russia (which was completed in the first quarter of 2015) and the expansion of our Lancaster, PA flooring plant to include the manufacture of luxury vinyl tile. Total spending for these projects is currently projected to be approximately $150 million. Through March 31, 2015, we have incurred approximately $138 million related to these projects, with the remaining spending to be incurred in 2015.

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

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K. There have been no material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2015, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs

January 1 – 31, 2015	347	$51.12	—	—
February 1 – 28, 2015	42,792	$54.75	—	—
March 1 – 31, 2015	251	$56.10	—	—

Total	43,390		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on July 28, 2014, wherein it appeared as Exhibit 3.1.

10.1	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2015 (Grant of Time-Based Restricted Stock Units – U.S.). †

10.2	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2015 (Grant of Time-Based Restricted Stock Units – Payable in Cash – Non-U.S.). †

10.3	2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2015 (Grant of Time-Based Restricted Stock Units – Payable in Shares – Non-U.S.). †

15	Awareness Letter from Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

†	Filed herewith.

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

Date: April 30, 2015