Form 10-Q
period 2015-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2015-07-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 22, 2015 – 55,304,261.

When we refer to “we,” “our” and “us”, we are referring to Armstrong World Industries, Inc. and its subsidiaries.

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

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net sales	$632.7	$659.1	$1,184.1	$1,249.1
Cost of goods sold	474.8	512.1	896.7	960.0

Gross profit	157.9	147.0	287.4	289.1

Selling, general and administrative expenses	106.1	100.2	209.1	203.3
Separation costs	5.1	—	9.4	—
Goodwill impairment	—	0.8	—	0.8
Equity earnings from joint venture	(16.4)	(17.6)	(30.0)	(32.4)

Operating income	63.1	63.6	98.9	117.4

Interest expense	11.4	11.8	22.6	23.4
Other non-operating expense	0.2	1.2	1.5	6.6
Other non-operating (income)	(3.6)	(0.6)	(4.2)	(1.2)

Earnings from continuing operations before income taxes	55.1	51.2	79.0	88.6
Income tax expense	25.2	24.6	45.3	43.9

Earnings from continuing operations	29.9	26.6	33.7	44.7

Net loss from discontinued operations, net of tax benefit of ($-), ($-), ($-) and ($-)	—	(5.6)	—	(6.8)
(Loss) earnings from disposal of discontinued business, net of tax benefit of ($-), ($1.2), ($43.4) and ($1.2)	(0.3)	(2.1)	42.5	(2.1)

Net (loss) earnings from discontinued operations	(0.3)	(7.7)	42.5	(8.9)

Net earnings	$29.6	$18.9	$76.2	$35.8

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.4	4.5	(7.9)	4.1
Derivative loss	(0.6)	(5.6)	(1.1)	(6.2)
Pension and postretirement adjustments	9.2	5.7	21.1	12.8

Total other comprehensive income	16.0	4.6	12.1	10.7

Total comprehensive income	$45.6	$23.5	$88.3	$46.5

Earnings per share of common stock, continuing operations:
Basic	$0.53	$0.48	$0.60	$0.81
Diluted	$0.53	$0.48	$0.60	$0.80
(Loss) earnings per share of common stock, discontinued operations:
Basic	($0.01)	($0.14)	$0.76	($0.16)
Diluted	($0.01)	($0.14)	$0.76	($0.16)

Net earnings per share of common stock:
Basic	$0.53	$0.34	$1.36	$0.65
Diluted	$0.53	$0.34	$1.36	$0.64

Average number of common shares outstanding:
Basic	55.5	54.8	55.4	54.8
Diluted	55.8	55.3	55.8	55.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$201.6	$185.3
Accounts and notes receivable, net	220.3	195.2
Inventories, net	349.4	335.5
Deferred income taxes	18.1	31.4
Income tax receivable	10.2	5.3
Other current assets	60.4	58.8

Total current assets	860.0	811.5

Property, plant, and equipment, less accumulated depreciation and amortization of $687.9 and $644.3, respectively	1,068.3	1,062.4
Prepaid pension costs	10.8	7.4
Investment in joint venture	130.9	129.0
Intangible assets, net	496.7	501.4
Deferred income taxes	24.8	26.6
Other non-current assets	66.4	67.9

Total assets	$2,657.9	$2,606.2

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$45.9	$39.6
Accounts payable and accrued expenses	361.6	345.5
Income tax payable	2.9	2.5
Deferred income taxes	0.5	0.5

Total current liabilities	410.9	388.1

Long-term debt, less current installments	978.7	1,003.0
Postretirement benefit liabilities	198.1	201.5
Pension benefit liabilities	93.6	115.5
Other long-term liabilities	51.1	53.2
Income taxes payable	65.0	51.1
Deferred income taxes	113.2	144.7

Total non-current liabilities	1,499.7	1,569.0

Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 60,360,354 shares issued, and 55,302,972 shares outstanding at June 30, 2015 and 60,183,535 shares issued and 55,126,153 shares outstanding at December 31, 2014	0.6	0.6
Capital in excess of par value	1,144.3	1,134.4
Retained earnings	347.2	271.0
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive loss	(483.4)	(495.5)

Total shareholders’ equity	747.3	649.1

Total liabilities and shareholders’ equity	$2,657.9	$2,606.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Six Months Ended June 30, 2015
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	55,126,153	$0.6	$1,134.4	$271.0	5,057,382	($261.4)	($495.5)	$649.1
Stock issuance	176,819
Share-based employee compensation			9.9					9.9
Net earnings				76.2				76.2
Other comprehensive income							12.1	12.1

Balance at end of period	55,302,972	$0.6	$1,144.3	$347.2	5,057,382	($261.4)	($483.4)	$747.3

	Six Months Ended June 30, 2014
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	54,406,927	$0.6	$1,098.4	$207.2	5,057,382	($261.4)	($371.6)	$673.2
Stock issuance	425,566
Share-based employee compensation			18.6					18.6
Net earnings				35.8				35.8
Other comprehensive income							10.7	10.7

Balance at end of period	54,832,493	$0.6	$1,117.0	$243.0	5,057,382	($261.4)	($360.9)	$738.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$76.2	$35.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.4	62.7
Loss on sale of discontinued operations	0.8	3.3
Fixed asset impairment	—	4.9
Deferred income taxes	(29.9)	19.0
Share-based compensation	7.6	7.9
Equity earnings from joint venture	(30.0)	(32.4)
U.S. pension expense	12.6	0.3
Non-cash foreign currency translation on intercompany loans	(4.1)	3.8
Other non-cash adjustments, net	(1.6)	(1.0)
Changes in operating assets and liabilities:
Receivables	(28.5)	(54.2)
Inventories	(16.0)	(45.3)
Other current assets	(3.3)	(3.3)
Other non-current assets	(2.0)	(4.2)
Accounts payable and accrued expenses	13.8	26.6
Income taxes payable	8.5	13.0
Other long-term liabilities	(5.4)	(12.1)
Other, net	2.8	(2.4)

Net cash provided by operating activities	58.9	22.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(56.2)	(102.9)
Return of investment from joint venture	28.1	31.7
Proceeds from (payment of) company owned life insurance, net	1.0	(0.2)
Proceeds from settlement of note receivable	—	1.9
Proceeds from the sale of assets	2.8	1.7

Net cash (used for) investing activities	(24.3)	(67.8)

Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	—	82.8
Payments of revolving credit facility and other short-term debt	—	(25.0)
Payments of long-term debt	(18.1)	(8.8)
Special dividends paid	(1.2)	(1.2)
Proceeds from exercised stock options	4.3	10.0
Excess tax benefit from share-based awards	0.1	3.5
Payment of company owned life insurance loans, net	(0.1)	—

Net cash (used for) provided by financing activities	(15.0)	61.3

Effect of exchange rate changes on cash and cash equivalents	(3.3)	1.5

Net increase in cash and cash equivalents	16.3	17.4
Cash and cash equivalents at beginning of year	185.3	135.2

Cash and cash equivalents at end of period	201.6	152.6
Cash and cash equivalents at end of period from discontinued operations	—	(7.1)

Cash and cash equivalents at end of year of continuing operations	$201.6	$159.7

Supplemental Cash Flow Disclosures:
Interest paid	$19.9	$20.0
Income taxes paid, net	23.3	7.2
Amounts in accounts payable for capital expenditures	20.9	14.4

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

On February 19, 2015, our Board of Directors approved a plan to separate our flooring business from our ceilings (building products) business through a spinoff, which would result in two independent, publicly-traded companies. Separation costs of $5.1 million and $9.4 million for the second quarter and first six months of 2015, respectively, primarily relate to outside professional services and employee retention accruals which were recorded in conjunction with this initiative. The separation is expected to be completed in the first quarter of 2016.

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

From the fourth quarter of 2012 through the fourth quarter of 2014, the Asbestos PI Trust sold 20,448,362 shares of our common stock. In the second quarter and first six months of 2015, the Asbestos Trust sold 1,541,940 and 4,281,884 shares of our common stock, respectively. We did not sell any shares and did not receive any proceeds from these transactions. As a result of these transactions the Asbestos PI Trust held approximately 9% of our outstanding shares as of June 30, 2015.

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

Operating results for the second quarter and first six months of 2015 and 2014 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, January 1, 2017. On July 9, 2015, the FASB agreed to a one-year deferral of the effective date for ASU 2014-09 to January 1, 2018, however, public business entities would be permitted to adopt the standard as of the original effective date. We are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

In April 2015, the FASB issued ASU 2015-03, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” which provides guidance to determine when a customer’s fees paid in a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The new

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This standard removes the requirement to categorize investments within the fair value hierarchy when fair value is measured using the net asset value per share practical expedient. We do not hold any such investments on our Consolidated Balance Sheets, however, the assets held in trust for our defined benefit pension plan include such investments. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our defined benefit pension plan disclosures.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales to external customers
Building Products	$306.1	$323.5	$598.1	$631.7
Resilient Flooring	199.9	196.2	356.7	359.9
Wood Flooring	126.7	139.4	229.3	257.5

Total net sales to external customers	$632.7	$659.1	$1,184.1	$1,249.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment operating income (loss)
Building Products	$64.2	$64.9	$124.0	$122.7
Resilient Flooring	23.2	20.7	29.1	31.1
Wood Flooring	2.5	(2.6)	1.3	2.5
Unallocated Corporate	(26.8)	(19.4)	(55.5)	(38.9)

Total consolidated operating income	$63.1	$63.6	$98.9	$117.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total consolidated operating income	$63.1	$63.6	$98.9	$117.4
Interest expense	11.4	11.8	22.6	23.4
Other non-operating expense	0.2	1.2	1.5	6.6
Other non-operating income	(3.6)	(0.6)	(4.2)	(1.2)

Earnings from continuing operations before income taxes	$55.1	$51.2	$79.0	$88.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	June 30, 2015	December 31, 2014
Segment assets
Building Products	$1,082.2	$1,079.7
Resilient Flooring	519.1	492.7
Wood Flooring	336.2	329.8
Unallocated Corporate	720.4	704.0

Total consolidated assets	$2,657.9	$2,606.2

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In June 2014, we made the decision to dispose of certain idle equipment at five of our wood flooring manufacturing facilities and, as a result we recorded a $4.4 million impairment charge in cost of goods sold.

NOTE 3. DISCONTINUED OPERATIONS

European Resilient Flooring

On December 4, 2014, our Board of Directors approved the cessation of funding to our DLW subsidiary, which at that time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014. The German insolvency court subsequently appointed an insolvency administrator (the “Administrator”) to oversee DLW operations through the preliminary insolvency period. As a result of the insolvency filing, the appointment of the Administrator and our resulting loss of control of DLW’s operations to the German insolvency court and the Administrator, effective December 11, 2014, we deconsolidated DLW from our financial statements and presented DLW for all historical periods as a discontinued operation.

The financial results of the DLW business have been reclassified as discontinued operations for all periods presented.

The following is a summary of the results related to the DLW business, (previously shown within the Resilient Flooring reporting segment), which are included in discontinued operations.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Loss before income tax	($0.3)	($0.9)
Income tax benefit	—	43.4

Net (loss) earnings from disposal of discontinued business	($0.3)	$42.5

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net sales	$50.9	$95.3
Loss before income tax	($5.6)	($6.8)
Income tax benefit	—	—

Net loss from discontinued operations	($5.6)	($6.8)

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

In June 2015, the Administrator announced that the business operations of DLW, including its two German manufacturing plants, were sold to a third party investment firm. We do not believe this transaction will have a material adverse impact on our financial condition, results of operations or cash flows. The insolvency proceedings continue as the Administrator works to sell remaining assets and resolve creditor claims.

At deconsolidation, DLW had a net liability of $12.9 million, representing assets of $151.9 million and liabilities of $164.8 million, which were removed from our balance sheet. This net liability was recognized as a contingent liability on our consolidated balance sheet pending the closure and results of the insolvency proceedings. Any shortfall will be recognized immediately when identified and any excess will be reflected when insolvency proceedings are finalized, all through discontinued operations. The amount of the net liability was $12.3 million at June 30, 2015.

We have agreed to continue to purchase linoleum and homogenous flooring products for sale in the Americas and the Pacific Rim, and to provide administrative support services to DLW for information technology and accounts receivables and payables for a limited transition period. These agreements are not material.

Cabinets

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners (“AIP”). The sale was completed in October 2012. In February 2013, we received a demand notice from the Carpenters Labor-Management Pension Fund (the “Fund”) of a deemed withdrawal relating to the sale of our cabinets business to AIP in 2012.

During the third quarter of 2013, we recorded an estimated liability of $7.5 million for a potential withdrawal liability related to a multi-employer pension plan. During the second quarter of 2014, we recorded an additional $3.3 million expense to increase the total estimated remaining liability to $10.0 million. In August 2014, we entered into a settlement agreement with the Fund to resolve this matter for $10.3 million, and as a result, we recorded an additional charge of $0.3 million during the third quarter of 2014.

The following is a summary of the results related to the cabinets business, which are included in discontinued operations.

Three and Six
Months Ended
June 30, 2014
Loss before income tax	($3.3)
Income tax benefit	1.2

Net loss from disposal of discontinued operations	($2.1)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operations.

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2015	December 31, 2014
Customer receivables	$234.7	$209.7
Customer notes	2.6	1.3
Miscellaneous receivables	8.3	9.3
Less allowance for warranties, discounts and losses	(25.3)	(25.1)

Accounts and notes receivable, net	$220.3	$195.2

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	June 30, 2015	December 31, 2014
Finished goods	$242.9	$243.2
Goods in process	26.4	23.0
Raw materials and supplies	140.2	133.9
Less LIFO and other reserves	(60.1)	(64.6)

Total inventories, net	$349.4	$335.5

NOTE 6. OTHER CURRENT ASSETS

	June 30, 2015	December 31, 2014
Prepaid expenses	$44.0	$47.6
Fair value of derivative assets	5.3	5.7
Other	11.1	5.5

Total other current assets	$60.4	$58.8

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at June 30, 2015 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$94.1	$100.5	$180.7	$192.8
Gross profit	46.7	47.2	87.5	90.7
Net earnings	35.6	37.0	66.1	69.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of June 30, 2015 and December 31, 2014.

		June 30, 2015		December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$72.6	$165.4	$68.4
Developed technology	15 years	86.5	48.1	84.9	45.1
Other	Various	21.4	2.6	21.3	2.4

Total		$273.3	$123.3	$271.6	$115.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	346.7		345.7

Total intangible assets		$620.0		$617.3

	Six Months Ended
	June 30,
	2015	2014
Amortization expense	$7.4	$7.2

NOTE 9. SEVERANCES AND RELATED COSTS

In the second quarter of 2014, we recorded $1.7 million in cost of goods sold for severance and related costs due to the closure of a resilient flooring plant in Australia. We also recorded $1.4 million in cost of goods sold for severance and related costs due to the closure of a wood flooring plant in China. Both plants were closed due to excess capacity and ceased operations in 2014.

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings from continuing operations before income taxes	$55.1	$51.2	$79.0	$88.6
Income tax expense	25.2	24.6	45.3	43.9
Effective tax rate	45.7%	48.0%	57.3%	49.5%

The effective tax rate for the second quarter of 2015 was lower than the comparable period of 2014 primarily due to decreases in unbenefitted foreign losses and higher pretax income, partially offset by the impact of state law changes enacted in the quarter. The effective tax rate for the first six months of 2015 was higher than the comparable period in 2014 primarily due to state net operating loss write-offs as a result of a change in ownership under Section 382 of the Internal Revenue Code in the first quarter of 2015, and a higher rate impact of unbenefitted foreign losses due to lower pretax income.

We do not expect to record any material changes during 2015 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2014.

As of June 30, 2015, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 11. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$4.1	$3.6	$8.2	$7.2
Interest cost on projected benefit obligation	20.2	21.4	40.4	42.8
Expected return on plan assets	(35.0)	(34.8)	(70.1)	(69.6)
Amortization of prior service cost	0.4	0.4	0.9	0.9
Amortization of net actuarial loss	18.2	10.6	36.4	21.2

Net periodic pension cost	$7.9	$1.2	$15.8	$2.5

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.3	$0.3	$0.5	$0.5
Interest cost on projected benefit obligation	2.0	2.7	4.0	5.4
Amortization of prior service credit	(0.1)	(0.2)	(0.3)	(0.3)
Amortization of net actuarial gain	(2.0)	(1.1)	(3.9)	(2.1)

Net periodic postretirement benefit cost	$0.2	$1.7	$0.3	$3.5

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.5	$0.5	$1.1	$1.1
Interest cost on projected benefit obligation	2.1	2.6	4.2	5.3
Expected return on plan assets	(2.2)	(2.9)	(4.5)	(5.8)
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net actuarial loss	0.6	0.5	1.3	1.0

Net periodic pension cost	$1.1	$0.7	$2.2	$1.6

NOTE 12. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	($1,024.6)	($1,022.3)	($1,042.6)	($1,028.2)
Foreign currency contracts	5.0	5.0	5.4	5.4
Natural gas contracts	(1.6)	(1.6)	(3.0)	(3.0)
Interest rate swap contracts	(11.9)	(11.9)	(9.3)	(9.3)

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

The fair value measurement of assets and liabilities is summarized below:

	June 30, 2015		December 31, 2014
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total long-term debt, including current portion	($463.2)	($559.1)	($459.8)	($568.4)
Foreign currency contracts	5.0	—	5.4	—
Natural gas contracts	—	(1.6)	—	(3.0)
Interest rate swap contracts	—	(11.9)	—	(9.3)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward. The contracts are based on forecasted usage of natural gas measured in mmBtu’s. There is a high correlation between the hedged item and the hedge instrument. The gains and losses on these instruments offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At June 30, 2015 and December 31, 2014, the notional amount of these hedges was $6.6 million and $14.6 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the second quarter and first six months of 2015 and 2014.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of June 30, 2015, our major foreign currency exposures are to the Canadian dollar, the Chinese Renminbi and the Euro.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $94.3 million and $102.4 million at June 30, 2015 and December 31, 2014, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the second quarter and first six months of 2015 and 2014.

Currency Rate Risk - Intercompany Loans and Dividends

We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

other non-operating income or expense. The offsetting gains or losses on the related derivative contracts are also recorded in other non-operating income or expense. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $21.2 million at December 31, 2014. We did not have any open hedges related to intercompany loans and dividends as of June 30, 2015.

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2015 and December 31, 2014. Our derivative liabilities not designated as hedging instruments were $0.5 million at December 31, 2014. We had no derivative assets not designated as hedging instruments at June 30, 2015 and December 31, 2014 and no derivative liabilities not designated as hedging instruments at June 30, 2015. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments

Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$1.6	$3.0

Foreign exchange contracts	Other current assets	$5.3	$5.6	Accounts payable and accrued expenses	0.8	0.7

Interest rate swap contracts	Other current assets	—	—	Accounts payable and accrued expenses	2.0	—

Foreign exchange contracts	Other non-current assets	0.6	0.9	Other long-term liabilities	0.1	0.1

Interest rate swap contracts	Other non-current assets	—	1.9	Other long-term liabilities	9.9	11.2

Total derivatives designated as hedging instruments		$5.9	$8.4		$14.4	$15.0

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2015	2014		2015	2014	2015	2014
Derivatives in cash flow hedging relationships

Natural gas commodity contracts	($1.6)	—	Cost of goods sold	($1.1)	$0.4	($2.6)	$1.1

Foreign exchange contracts – purchases	0.9	($0.1)	Cost of goods sold	0.1	—	0.2	0.5

Foreign exchange contracts – sales	4.0	0.6	Net sales	1.7	1.2	4.0	2.7

Interest rate swap contracts	(11.9)	(11.3)	Interest expense	—	—	—	—

Total	($8.6)	($10.8)		$0.7	$1.6	$1.6	$4.3

(a)	As of June 30, 2015 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.8 million.

There was no pre-tax gain (loss) recognized in income for derivative instruments not designated as hedging instruments for the second quarter of 2015. The amount of pre-tax gain recognized was $0.1 million for the first six months of 2015. The amount of pre-tax loss was $5.1 million and $2.4 million for the second quarter and first six months of 2014, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. PRODUCT WARRANTIES

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product. We collect and analyze warranty claims data with a focus on the historic amount of claims, the products involved, the amount of time between the warranty claims and their respective sales and the amount of current sales. The following table summarizes the activity for the accrual of product warranties for the first six months of 2015 and 2014:

	2015	2014
Balance at January 1,	$7.9	$7.4
Reductions for payments	(6.0)	(7.0)
Current year warranty accruals	6.0	7.5

Balance at June 30,	$7.9	$7.9

The warranty provision and related reserve are recorded as a reduction of sales and accounts receivable, respectively.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2014	($8.3)	($4.0)	($483.2)	($495.5)
Other comprehensive (loss) before reclassifications, net of tax benefit (expense) of $ -, $0.4, ($0.6), and ($0.2)	(7.9)	(0.1)	(1.3)	(9.3)
Amounts reclassified from accumulated other comprehensive (loss)	—	(1.0)	22.4	21.4

Net current period other comprehensive (loss) income	(7.9)	(1.1)	21.1	12.1

Balance at June 30, 2015	($16.2)	($5.1)	($462.1)	($483.4)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments (1)	Derivative Adjustments (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2013	$21.3	($0.7)	($392.2)	($371.6)
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $1.4, ($0.2), and $1.2	4.1	(3.4)	(0.7)	—
Amounts reclassified from accumulated other comprehensive (loss)	—	(2.8)	13.5	10.7

Net current period other comprehensive income (loss)	4.1	(6.2)	12.8	10.7

Balance at June 30, 2014	$25.4	($6.9)	($379.4)	($360.9)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Six Months Ended June 30,
	2015	2014
Derivative Adjustments:
Natural gas commodity contracts	$2.6	($1.1)	Cost of goods sold
Foreign exchange contracts - purchases	(0.2)	(0.5)	Cost of goods sold
Foreign exchange contracts - sales	(4.0)	(2.7)	Net sales

Total income before tax	(1.6)	(4.3)
Tax impact	0.6	1.5	Income tax expense

Total income, net of tax	(1.0)	(2.8)

Pension and Postretirement Adjustments:
Prior service cost amortization	0.3	0.3	Cost of goods sold
Prior service cost amortization	0.4	0.3	SG&A expense
Amortization of net actuarial loss	17.7	10.9	Cost of goods sold
Amortization of net actuarial loss	16.1	9.3	SG&A expense

Total expense before tax	34.5	20.8
Tax impact	(12.1)	(7.3)	Income tax expense

Total expense, net of tax	22.4	13.5

Total reclassifications for the period	$21.4	$10.7

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”). We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA in 2013. The EPA subsequently approved the EE/CA and issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. In July 2014, we entered into an Administrative Order on Consent for Removal Action with the EPA for the WWTP Landfill. The EPA approved the Removal Action Work Plan on March 30, 2015 and the removal work will commence in the third quarter of 2015. Our estimate of future liability includes estimated costs for the Removal Action for the WWTP Landfill.

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

Summary of Financial Position

Liabilities of $5.5 million at June 30, 2015 and $4.4 million at December 31, 2014 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at June 30, 2015 or December 31, 2014.

Actual costs to be incurred at identified sites may vary significantly from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

ANTIDUMPING AND COUNTERVAILING DUTY CASES

In October 2010, a coalition of U.S. producers of multilayered wood flooring (not including Armstrong) filed petitions seeking antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered hardwood flooring from China. The AD and CVD petitions ultimately resulted in DOC issuing AD and CVD Orders against multilayered wood flooring imported into the U.S. from China. These Orders and the associated additional duties they have imposed have been the subject of extensive litigation, both at DOC and in the U.S. courts.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. Until October 2014, we also operated a plant in Kunshan China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. As a result, we have been directly involved in the multilayered wood flooring-related litigation at DOC and in the U.S. courts. Our consistent view through the course of this matter has been, and remains, that our imports are neither dumped nor subsidized. In 2013, in the sole DOC investigation of Armstrong itself (as a mandatory respondent in connection with the first annual administrative review), Armstrong Kunshan received a final AD rate of 0.00% and a final CVD rate of 0.98%.

Litigation regarding this matter has continued in the U.S. courts. The most recent court decision, on July 6, 2015, upheld certain DOC calculations on remand. DOC’s original decision to apply an AD rate to us and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) is now subject to possible further appeal at the Court of Appeals for the Federal Circuit.

DOC also continues to conduct annual administrative reviews of the CVD and AD final duty rates under the Orders. In July 2015, DOC issued its final AD and CVD rates for the second administrative review, which applies to imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). Armstrong Kunshan was not selected as a mandatory respondent for the second AD review and, therefore, was not subject to individual review, but Armstrong is subject to the rates applicable to importers that were not individually reviewed (the “separate rate” respondents).

On July 7, 2015, the DOC issued a final “All Others” CVD rate of 0.99% that also applies to Armstrong Kunshan as part of the second CVD administrative review. On July 9, 2015, DOC issued a final AD determination for the second administrative review. DOC imposed a 13.74% AD rate determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned this rate to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to Armstrong for the relevant period is approximately $4 million. This estimated additional liability is reflected in our second quarter 2015 results.

DOC is currently conducting its third annual administrative review. Armstrong Kunshan was not selected as a mandatory respondent for the third AD review and therefore, is not subject to individual mandatory review. As part of these reviews, Armstrong Kunshan’s individual CVD and AD assessment rates may be changed and the revised rates applicable to participants that were not individually reviewed will apply to all multilayer wood flooring imports between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). We expect that DOC will issue preliminary AD and CVD rates for the third administrative review in January 2016 and final AD and CVD rates for the third administrative reviews in mid-2016. We are unable to predict the final AD and CVD rates for the pending reviews at this time, but plan to continue to defend our import practices and pursue our available legal rights and remedies, including litigation at DOC and in the U.S courts.

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

NOTE 17. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings from continuing operations	$29.9	$26.6	$33.7	$44.7
Earnings allocated to participating non-vested share awards	(0.3)	(0.1)	(0.3)	(0.2)

Earnings from continuing operations attributable to common shares	$29.6	$26.5	$33.4	$44.5

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six month periods ended June 30, 2015 and 2014 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic shares outstanding	55.5	54.8	55.4	54.8
Dilutive effect of stock option awards	0.3	0.5	0.4	0.4

Diluted shares outstanding	55.8	55.3	55.8	55.2

Anti-dilutive stock options excluded from the computation of diluted EPS for the three and six months ended June 30, 2015 were 8,175 and 142,250, respectively. Anti-dilutive stock options excluded from the computation of diluted EPS for the three and six months ended June 30, 2014 were 6,606 and 3,303, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2015, the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of cash flows and shareholders’ equity for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 30, 2015

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of June 30, 2015, we operated 32 manufacturing plants in nine countries, including 20 plants located throughout the U.S. Four of our plants are leased and the remaining 28 are owned.

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

Resilient Flooring — produces and sources a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet and vinyl tile. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, linoleum flooring products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, and colors. We sell these products to wholesalers, large home centers, retailers, and contractors and to the manufactured homes industry.

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

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America. We closely monitor publicly available macroeconomic trends that provide insight to commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that we believe directly affected our business performance during the second quarter of 2015, including:

Americas

For Building Products, we noted some regional softness in the U.S. commercial office markets and weakness in retail markets, particularly in Canada. Overall, we experienced growth from new construction and a slight decline in renovation activity. Our Resilient Commercial Flooring business saw improvement in education demand but continuing weakness in healthcare, while retail markets showed a slight decline.

Residential markets continued to show improvement in both builder and renovation activity. However, due to market conditions we experienced continued competitive pricing actions in our Wood and Resilient Flooring businesses.

Europe, Middle East and Africa (“EMEA”)

Continued softness in commercial sectors, such as office, education and healthcare, and the significant volatility in the Russian Ruble and its overall market contributed to mixed results across EMEA. These trends impacted our Building Products business.

Pacific Rim

Commercial markets for our Building Products businesses grew throughout the Pacific Rim with the exception of China where the office market continues to be soft. Commercial markets for our Resilient Flooring business grew in China, driven by the healthcare and education market segments. Sales in India grew, but were down in Australia.

Pricing Initiatives. We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions. We estimate that pricing actions increased total consolidated net sales in the second quarter and first six months of 2015 by approximately $2 million and $12 million, respectively, compared to the same periods of 2014.

In the second quarter of 2015 in response to the appreciation in the Ruble we implemented pricing reductions in our Building Products business in EMEA. We also recently announced price increases in our Building Products businesses in the Americas, EMEA and Pacific Rim that will be effective in the third quarter of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the second quarter of 2015 by approximately $7 million and in the first six months of 2015 by $17 million, compared to the same periods of 2014.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the second quarter and first six months of 2015 costs for raw materials, sourced products and energy positively impacted operating income by $14 million and $17 million, respectively, when compared to the same periods of 2014.

Employees

As of June 30, 2015, we had approximately 7,600 full-time and part-time employees worldwide, compared to 7,400 as of December 31, 2014.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2015	2014	Change is (Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$504.9	$509.2	(0.8)%
EMEA	68.6	90.4	(24.1)%
Pacific Rim	59.2	59.5	(0.5)%

Total consolidated net sales	$632.7	$659.1	(4.0)%
Operating income	$63.1	$63.6	(0.8)%

Six Months Ended June 30,
Net sales:
Americas	$940.0	$968.5	(2.9)%
EMEA	139.1	174.7	(20.4)%
Pacific Rim	105.0	105.9	(0.8)%

Total consolidated net sales	$1,184.1	$1,249.1	(5.2)%
Operating income	$98.9	$117.4	(15.8)%

Excluding the unfavorable impact of foreign exchange of $24 million, consolidated net sales for the second quarter of 2015 decreased due to lower volumes of $11 million, partially offset by favorable price and mix of $9 million. Excluding the unfavorable impact of foreign exchange of $43 million, consolidated net sales for the first six months of 2015 decreased due to lower volumes of $51 million, partially offset by favorable price and mix of $29 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales in the Americas decreased during the second quarter of 2015 driven by lower volumes while mix improved. Net sales in the Americas decreased in the first six months of 2015 driven by lower volumes as price and mix both improved. Also negatively impacting net sales were unfavorable impacts of foreign exchange of $5 million and $9 million for the second quarter and first six months of 2015, respectively.

Excluding the unfavorable impact of foreign exchange of $15 million and $29 million for the second quarter and first six months of 2015, respectively, the decrease in net sales in the EMEA markets in both periods was driven by volume declines which were only partially offset by improvements in price and mix.

Excluding the unfavorable impact of foreign exchange of $4 million and $6 million in the second quarter and first six months of 2015, respectively, net sales in the Pacific Rim increased in both periods driven by higher volumes.

Cost of goods sold in the second quarter of 2015 was 75.0% of net sales, compared to 77.7% for the same period in 2014. Cost of goods sold in the first six months of 2015 was 75.7% of net sales, compared to 76.9% for the same period in 2014. The percentage decreases were primarily due to lower input costs, primarily lumber and PVC resins and plasticizers.

SG&A expenses in the second quarter of 2015 were $106.1 million, or 16.8% of net sales, compared to $100.2 million, or 15.2% of net sales, for the same period in 2014. SG&A expenses in the first six months of 2015 were $209.1 million, or 17.7% of net sales, compared to $203.3 million, or 16.3% of net sales, for the same period in 2014. The increase in the second quarter and first six months of 2015 was primarily due to promotional spending in Resilient Flooring to support go-to-market initiatives in the Americas.

Separation costs of $5.1 million and $9.4 million in the second quarter and first six months of 2015, respectively, were primarily related to outside professional services and employee retention accruals incurred in conjunction with our initiative to separate our flooring business from our ceilings business.

Equity earnings from our WAVE joint venture were $16.4 million for the second quarter of 2015, compared to $17.6 million in the second quarter of 2014, and $30.0 million for the first six months of 2015 compared to $32.4 million in the first six months of 2014. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.4 million for the second quarter of 2015 compared to $11.8 million in the second quarter of 2014. Interest expense was $22.6 million in the first six months of 2015 compared to $23.4 million in the first six months of 2014.

Income tax expense was $25.2 million for the second quarter of 2015 compared to $24.6 million in the second quarter of 2014. The effective tax rate for the second quarter of 2015 was 45.7% as compared to a rate of 48.0% for the same period of 2014. Income tax expense was $45.3 million for the first six months of 2015 compared to $43.9 million in the first six months of 2014. The effective tax rate for the first six months of 2015 was 57.3% as compared to a rate of 49.5% for the same period of 2014. The effective tax rate for the second quarter of 2015 was lower than the comparable period of 2014 primarily due to decreases in unbenefitted foreign losses and higher pretax income, partially offset by the impact of state law changes enacted in the quarter. The effective tax rate for the first six months of 2015 was higher than the comparable period in 2014 primarily due to state net operating loss write-offs as a result of a change in ownership under Section 382 of the Internal Revenue Code in the first quarter of 2015, and a higher rate impact of unbenefitted foreign losses due to lower pretax income.

Total other comprehensive income (“OCI”) was $16.0 million in the second quarter of 2015 compared to income of $4.6 million for the second quarter of 2014. Total OCI was $12.1 million for the first six months of 2015 compared to income of $10.7 million for the first six months of 2014. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the second quarter of 2015 were driven primarily by changes in the exchange

Management’s Discussion and Analysis of Financial Condition and Results of Operations

rate of the British Pound. Amounts in the first six months of 2015 were driven by changes in the exchange rates of the Euro and the Australian dollar. Amounts in the second quarter of 2014 were driven primarily by changes in the exchange rates of the Australian dollar and the British Pound. Amounts in the first six months of 2014 were driven primarily by changes in the exchange rates of the British Pound, the Australian dollar and the Chinese Renminbi. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period changes are primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

	2015	2014	Change is Favorable/ (Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$202.7	$198.1	2.3%
EMEA	68.6	90.4	(24.1)%
Pacific Rim	34.8	35.0	(0.6)%

Total segment net sales	$306.1	$323.5	(5.4)%
Operating income	$64.2	$64.9	(1.1)%

Six Months Ended June 30,
Net sales:
Americas	$394.0	$391.9	0.5%
EMEA	139.1	174.7	(20.4)%
Pacific Rim	65.0	65.1	(0.2)%

Total segment net sales	$598.1	$631.7	(5.3)%
Operating income	$124.0	$122.7	1.1%

The decline in Building Products net sales in the second quarter of 2015 was driven by the unfavorable impact of foreign exchange of $20 million as favorable price and mix of $12 million was only partially offset by lower volumes of $9 million. The decrease in Building Products net sales in the first six months of 2015 was driven by the unfavorable impact of foreign exchange of $36 million as favorable price and mix of $28 million was only partially offset by lower volumes of $26 million.

Net sales in the Americas increased in the second quarter and first six months of 2015. In both periods improvements in price and mix more than offset lower volumes.

Net sales in the EMEA markets declined in the second quarter and first six months of 2015 driven primarily by the unfavorable impact of foreign exchange of $15 million and $29 million, respectively. In both periods improvements in price and mix were more than offset by lower volumes.

Net sales in the Pacific Rim were flat for the second quarter and first six months of 2015 as the unfavorable impact from foreign exchange of $2 million and $3 million, respectively, was offset by volume and mix improvements.

Operating income declined in the second quarter of 2015 due to the margin impact of lower volumes of $5 million and higher SG&A expenses of $3 million, which were only partially offset by the favorable impact from price and mix of $7 million. Operating income increased in the first six months of 2015 due to the favorable impact from price and mix of $17 million and lower manufacturing and input costs of $4 million, which were partially offset by the margin impact of lower volumes of $14 million, lower earnings from WAVE of $2 million and higher SG&A expenses of $5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

	2015	2014	Change is Favorable/ (Unfavorable)
Three Months Ended June 30,
Net sales:
Americas	$175.5	$171.7	2.2%
Pacific Rim	24.4	24.5	(0.4)%

Total segment net sales	$199.9	$196.2	1.9%
Operating income	$23.2	$20.7	12.1%

Six Months Ended June 30,
Net sales:
Americas	$316.7	$319.1	(0.8)%
Pacific Rim	40.0	40.8	(2.0)%

Total segment net sales	$356.7	$359.9	(0.9)%
Operating income	$29.1	$31.1	(6.4)%

The increase in Resilient Flooring net sales in the second quarter of 2015 was driven by $10 million of higher volume which more than offset the impact of unfavorable price and mix of $4 million and the unfavorable impact of foreign exchange of $3 million. The decrease in Resilient Flooring net sales in the first six months of 2015 was driven by the unfavorable impact of foreign exchange of $5 million as unfavorable price and mix of $6 million was more than offset by higher volumes of $7 million.

Net sales in the Americas increased in the second quarter as higher volumes more than offset the impact of unfavorable price, mix and foreign exchange. The decrease in net sales for the first six months of 2015 was driven by the unfavorable impacts of foreign exchange, price and mix, which were only partially offset by higher volumes.

Net sales in the Pacific Rim were flat in the second quarter and first six months of 2015 impacted by the unfavorable impact from foreign exchange of $1 million and $2 million, respectively. In both periods, volume and price improved but mix was unfavorable when compared to the prior year.

The increase in operating income in the second quarter of 2015 was driven by lower manufacturing and input costs of $8 million and the margin impact of higher volumes of $5 million, which more than offset higher SG&A expenses of $7 million and unfavorable price and mix of $3 million. The decrease in operating income in the first six months of 2015 was due to higher SG&A expenses of $10 million and unfavorable price and mix of $6 million, which were only partially offset by lower manufacturing and input costs of $9 million, the margin impact of higher volumes of $3 million and a gain of $2 million on the sale of the Thomastown, Australia resilient flooring plant that was closed in 2014 and sold in the first six months of 2015. The increase in SG&A expenses in 2015 for both periods when compared to the prior year was related to promotional spending to support go-to-market initiatives in the Americas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wood Flooring

(dollar amounts in millions)

			Change is Favorable/
	2015	2014	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$126.7	$139.4	(9.1)%
Operating income (loss)	$2.5	$(2.6)	Favorable

Six Months Ended June 30,
Total segment net sales	$229.3	$257.5	(11.0)%
Operating income	$1.3	$2.5	(48.0)%

Net sales decreased in the second quarter of 2015 as volume declines of $12 million were only partially offset by favorable price and mix of $1 million. Net sales decreased in the first six months of 2015 as volume declines of $32 million were only partially offset by favorable price and mix of $7 million. The volume declines for the second quarter and first six months of 2015 were caused by market share shifts as a result of prior year price and mix optimization actions, inventory adjustments at home center customers and engineered wood product availability challenges.

The improvement in operating income in the second quarter of 2015 was driven by lower manufacturing and input costs of $11 million which was only partially offset by the margin impact from lower volumes of $4 million, unfavorable price and mix of $1 million and higher SG&A expense of $1 million. The decrease in operating income in the first six months of 2015 was due to the margin impact of lower volumes of $11 million, which was only partially offset by lower manufacturing and input costs of $7 million and favorable price and mix of $3 million. The comparison was also impacted by $4 million of expense recorded in the second quarter of 2015 resulting from new duty rates related to previous imports of multilayered hardwood flooring from China. See Note 16 to the Condensed Consolidated Financial Statements for more information. The comparison was also impacted by $4 million of idle equipment impairment charges and $3 million of severance and other charges associated with the closure of our engineered wood flooring plant in Kunshan, China that were recorded in the second quarter of 2014.

Unallocated Corporate

Unallocated corporate expense of $26.8 million in the second quarter of 2015 and $55.5 million for the first six months of 2015 increased from $19.4 million and $38.9 million, respectively, in the prior year. The increase was due to higher U.S. pension costs of $7 million and $5 million of separation costs in the second quarter and higher U.S. pension costs of $13 million and $9 million of separation costs in the first six months of 2015. In both periods spending in corporate functions was reduced.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first six months of 2015 provided $58.9 million of cash, compared to $22.4 million in the first six months of 2014. The increase in cash provided was primarily due to changes in working capital, largely from receivables and inventories.

Net cash used for investing activities was $24.3 million for the first six months of 2015, compared to $67.8 million used for the first six months of 2014. The decrease in cash used was primarily due to lower purchases of property, plant and equipment.

Net cash used for financing activities was $15.0 million for the first six months of 2015, compared to $61.3 million provided during the first six months of 2014. Cash used in the first six months of 2015 was primarily the result of payments of debt. Cash provided in the first six months of 2014 was primarily the result of net proceeds from debt and from exercised stock options.

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

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0, effective April 1, 2015. As of June 30, 2015, we were in compliance with all covenants of the senior credit facility.

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of June 30, 2015, there was no outstanding balance on the Revolving Credit Facility.

As of June 30, 2015, we had $201.6 million of cash and cash equivalents, $140.0 million in the U.S. and $61.6 million in various foreign jurisdictions.

On December 18, 2014, we amended and increased our $75 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. The facility now reflects a seasonality clause changing to $100 million from March through September, and to $90 million from October through February. The maturity date has been extended from March 2016 to December 2017. As of June 30, 2015, there was no outstanding balance on the accounts receivable securitization facility.

On June 30, 2015, we had outstanding letters of credit totaling $68.2 million, of which $7.7 million was issued under the revolving credit facility, $60.3 million was issued under the securitization facility, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of June 30, 2015
Foreign Financing Arrangements	Limit	Used	Available
(dollar amounts in millions)
Lines of Credit Available for Borrowing	$20.8	—	$20.8
Lines of Credit Available for Letters of Credit	0.3	$0.2	0.1

Total	$21.1	$0.2	$20.9

These lines of credit are uncommitted, and poor operating results or credit concerns at the related non-U.S. subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our non-U.S. operations.

Since 2012, our Board of Directors has approved the construction of a mineral fiber ceiling plant in Russia (which was completed in the first quarter of 2015) and the expansion of our Lancaster, PA flooring plant to include the manufacture of luxury vinyl tile. Total spending for these projects is currently projected to be approximately $150 million. Through June 30, 2015, we have incurred approximately $143 million related to these projects, with the remaining spending to be incurred in 2015.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2015, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2015	352	$56.07	—	—
May 1 – 31, 2015	—	—	—	—
June 1 – 30, 2015	449	$54.84	—	—

Total	801		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on July 28, 2014, wherein it appeared as Exhibit 3.1.

15	Awareness Letter from Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

†	Filed herewith.

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

Date: July 30, 2015