Form 10-Q
period 2015-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2015-10-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 21, 2015 – 55,355,842.

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

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net sales	$658.5	$678.9	$1,842.6	$1,928.0
Cost of goods sold	480.6	510.9	1,377.3	1,470.9

Gross profit	177.9	168.0	465.3	457.1

Selling, general and administrative expenses	110.4	101.0	319.5	304.3
Separation costs	7.4	—	16.8	—
Goodwill impairment	—	—	—	0.8
Equity earnings from joint venture	(19.6)	(18.8)	(49.6)	(51.2)

Operating income	79.7	85.8	178.6	203.2

Interest expense	11.3	10.9	33.9	34.3
Other non-operating expense	14.0	2.6	15.5	9.2
Other non-operating (income)	(0.8)	(0.7)	(5.0)	(1.9)

Earnings from continuing operations before income taxes	55.2	73.0	134.2	161.6
Income tax expense	24.9	26.3	70.2	70.2

Earnings from continuing operations	30.3	46.7	64.0	91.4

Net loss from discontinued operations, net of tax benefit of ($-), ($-), ($-) and ($-)	—	(14.9)	—	(21.7)
Gain (loss) from disposal of discontinued business, net of tax benefit of ($0.7), ($-), ($44.1) and ($1.2)	1.5	(0.2)	44.0	(2.3)

Net earnings (loss) from discontinued operations	1.5	(15.1)	44.0	(24.0)

Net earnings	$31.8	$31.6	$108.0	$67.4

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13.4)	(14.1)	(21.3)	(10.0)
Derivative gain (loss)	0.9	4.9	(0.2)	(1.3)
Pension and postretirement adjustments	11.1	8.5	32.2	21.3

Total other comprehensive (loss) income	(1.4)	(0.7)	10.7	10.0

Total comprehensive income	$30.4	$30.9	$118.7	$77.4

Earnings per share of common stock, continuing operations:
Basic	$0.54	$0.84	$1.14	$1.66
Diluted	$0.54	$0.84	$1.14	$1.64
Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.03	($0.27)	$0.79	($0.44)
Diluted	$0.03	($0.27)	$0.78	($0.43)

Net earnings per share of common stock:
Basic	$0.57	$0.57	$1.93	$1.22
Diluted	$0.57	$0.57	$1.92	$1.21

Average number of common shares outstanding:
Basic	55.5	55.0	55.4	54.9
Diluted	55.9	55.5	55.8	55.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$250.0	$185.3
Accounts and notes receivable, net	207.2	195.2
Inventories, net	340.1	335.5
Deferred income taxes	15.6	31.4
Income tax receivable	5.8	5.3
Other current assets	69.0	58.8

Total current assets	887.7	811.5

Property, plant, and equipment, less accumulated depreciationand amortization of $709.5 and $644.3, respectively	1,067.1	1,062.4

Prepaid pension costs	21.9	7.4
Investment in joint venture	130.9	129.0
Intangible assets, net	493.2	501.4
Deferred income taxes	23.8	26.6
Income taxes receivable	1.7	—
Other non-current assets	68.1	67.9

Total assets	$2,694.4	$2,606.2

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$49.0	$39.6
Accounts payable and accrued expenses	367.3	345.5
Income tax payable	4.8	2.5
Deferred income taxes	0.5	0.5

Total current liabilities	421.6	388.1
Long-term debt, less current installments	964.8	1,003.0
Postretirement benefit liabilities	194.7	201.5
Pension benefit liabilities	93.6	115.5
Other long-term liabilities	51.9	53.2
Income taxes payable	78.1	51.1
Deferred income taxes	106.5	144.7

Total non-current liabilities	1,489.6	1,569.0

Shareholders’ equity:

Common stock, $0.01 par value per share, 200 million shares authorized, 60,412,394 shares issued, and 55,355,012 shares outstanding at September 30, 2015 and 60,183,535 shares issued and 55,126,153 shares outstanding at December 31, 2014	0.6	0.6
Capital in excess of par value	1,149.8	1,134.4
Retained earnings	379.0	271.0
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive loss	(484.8)	(495.5)

Total shareholders’ equity	783.2	649.1

Total liabilities and shareholders’ equity	$2,694.4	$2,606.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Nine Months Ended September 30, 2015
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	55,126,153	$0.6	$1,134.4	$271.0	5,057,382	($261.4)	($495.5)	$649.1
Stock issuance	228,859

Share-based employee compensation			15.4					15.4

Net earnings				108.0				108.0
Other comprehensive income							10.7	10.7

Balance at end of period	55,355,012	$0.6	$1,149.8	$379.0	5,057,382	($261.4)	($484.8)	$783.2

	Nine Months Ended September 30, 2014
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	54,406,927	$0.6	$1,098.4	$207.2	5,057,382	($261.4)	($371.6)	$673.2
Stock issuance	480,540

Share-based employee compensation			26.3					26.3

Net earnings				67.4				67.4
Other comprehensive income							10.0	10.0

Balance at end of period	54,887,467	$0.6	$1,124.7	$274.6	5,057,382	($261.4)	($361.6)	$776.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$108.0	$67.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86.9	98.1
Loss on sale of discontinued operations	0.1	3.5
Fixed asset impairment	—	16.7
Deferred income taxes	(38.9)	34.2
Share-based compensation	11.2	10.2
Equity earnings from joint venture	(49.6)	(51.2)
U.S. pension expense	18.9	0.5
Non-cash foreign currency translation on intercompany loans	12.5	12.1
Other non-cash adjustments, net	(1.6)	(1.0)
Changes in operating assets and liabilities:
Receivables	(19.0)	(36.9)
Inventories	(10.4)	(43.4)
Other current assets	(12.0)	(6.1)
Other non-current assets	(4.2)	(7.5)
Accounts payable and accrued expenses	23.9	16.8
Income taxes payable	26.9	14.2
Other long-term liabilities	(12.0)	(17.4)
Other, net	3.3	0.9

Net cash provided by operating activities	144.0	111.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(96.7)	(151.1)
Return of investment from joint venture	47.6	50.8
Proceeds from (payment of) company owned life insurance, net	1.0	(0.3)
Proceeds from settlement of note receivable	—	1.9
Proceeds from the sale of assets	2.8	1.8

Net cash (used for) investing activities	(45.3)	(96.9)

Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	—	82.8
Payments of revolving credit facility and other short-term debt	—	(82.8)
Payments of long-term debt	(28.8)	(16.3)
Special dividends paid	(1.2)	(1.2)
Proceeds from exercised stock options	6.3	11.3
Excess tax benefit from share-based awards	0.2	7.5
Payment of company owned life insurance loans, net	(0.1)	—

Net cash (used for) provided by financing activities	(23.6)	1.3

Effect of exchange rate changes on cash and cash equivalents	(10.4)	(2.3)

Net increase in cash and cash equivalents	64.7	13.2
Cash and cash equivalents at beginning of year	185.3	135.2

Cash and cash equivalents at end of period	250.0	148.4
Cash and cash equivalents at end of period of discontinued operations	—	(2.4)

Cash and cash equivalents at end of period of continuing operations	$250.0	$150.8

Supplemental Cash Flow Disclosures:
Interest paid	$29.8	$30.1
Income taxes paid, net	37.9	13.1
Amounts in accounts payable for capital expenditures	21.2	17.5

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

On February 23, 2015, we announced that our board of directors unanimously approved a plan to separate our Resilient Flooring and Wood Flooring segments from our Building Products (Ceilings) segment. The separation will be effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to Armstrong Flooring, Inc. (“AFI”) and then distributing the common stock of AFI to AWI’s shareholders. The separation and distribution will result in AWI and AFI becoming two independent, publicly-traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate the Building Products (Ceilings) segment. Separation costs of $7.4 million and $16.8 million for the third quarter and first nine months of 2015, respectively, primarily relate to outside professional services and employee retention accruals which were recorded in conjunction with this initiative. The effective date of the separation is expected to be near the end of the first quarter of 2016.

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

From the fourth quarter of 2012 through the fourth quarter of 2014, the Asbestos PI Trust sold 20,448,362 shares of our common stock. In the first nine months of 2015, the Asbestos Trust sold 4,281,884 shares of our common stock. We did not sell any shares and did not receive any proceeds from these transactions. As a result of these transactions the Asbestos PI Trust held approximately 9% of our outstanding shares as of September 30, 2015.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Operating results for the third quarter and first nine months of 2015 and 2014 included in this report are unaudited. However, these Condensed Consolidated Financial Statements have been reviewed by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) for a limited review of interim financial information.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers the effective date for ASU 2014-09 by one year to January 1, 2018, however, public business entities would be permitted to adopt the standard as of the original effective date. We have not selected a transition method and are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. We are currently evaluating the impact the adoption of these standards will have on our financial condition, results of operations and cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” which provides guidance to determine when a customer’s fees paid in a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” which requires inventory that is measured on a first-in, first-out or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the last-in, first-out (“LIFO”) basis or the retail recovery method, there is no change to current measurement requirements. This new guidance is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 2. SEGMENT RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to external customers
Building Products	$335.9	$351.7	$934.0	$983.4
Resilient Flooring	192.1	190.2	548.8	550.1
Wood Flooring	130.5	137.0	359.8	394.5

Total net sales to external customers	$658.5	$678.9	$1,842.6	$1,928.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment operating income (loss)
Building Products	$89.8	$86.6	$213.8	$209.3
Resilient Flooring	14.3	14.9	43.4	46.0
Wood Flooring	10.4	2.0	11.7	4.5
Unallocated Corporate	(34.8)	(17.7)	(90.3)	(56.6)

Total consolidated operating income	$79.7	$85.8	$178.6	$203.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total consolidated operating income	$79.7	$85.8	$178.6	$203.2
Interest expense	11.3	10.9	33.9	34.3
Other non-operating expense	14.0	2.6	15.5	9.2
Other non-operating (income)	(0.8)	(0.7)	(5.0)	(1.9)

Earnings from continuing operations before income taxes	$55.2	$73.0	$134.2	$161.6

	September 30, 2015	December 31, 2014
Segment assets
Building Products	$1,065.9	$1,079.7
Resilient Flooring	509.9	492.7
Wood Flooring	341.5	329.8
Unallocated Corporate	777.1	704.0

Total consolidated assets	$2,694.4	$2,606.2

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In June 2014, we made the decision to dispose of certain idle equipment at five of our wood flooring manufacturing facilities and, as a result, we recorded a $4.4 million impairment charge in cost of goods sold.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Gain (loss) on disposal of discontinued business before income tax	$0.2	($0.7)
Income tax benefit	0.7	44.1

Net gain on disposal of discontinued business	$0.9	$43.4

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net sales	$49.4	$144.7

Loss from discontinued operations before income tax	($14.9)	($21.7)
Income tax benefit	—	—

Net loss from discontinued operations	($14.9)	($21.7)

Based on the progress of DLW’s insolvency proceedings in Germany, we recorded a non-cash income tax benefit of $43.4 million during the first quarter of 2015. The tax benefit resulted from DLW’s excess of liabilities over assets, combined with AWI’s foreign and U.S. federal income tax basis in DLW at the time of disposition. Based on the U.S. federal income tax planning strategies employed by AWI related to DLW and the applicable U.S. federal income tax regulations, the tax benefit associated with the disposition of DLW was not available until certain procedural elements surrounding DLW’s bankruptcy process were complete. Such procedural activities occurred during the first quarter of 2015.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

At deconsolidation, DLW had a net liability of $12.9 million, representing assets of $151.9 million and liabilities of $164.8 million, which were removed from our balance sheet. This net liability was recognized as a contingent liability on our consolidated balance sheet pending the closure and results of the insolvency proceedings. Any shortfall will be recognized immediately when identified and any excess will be reflected when insolvency proceedings are finalized, all through discontinued operations. The amount of the net liability was $12.1 million at September 30, 2015.

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

The following is a summary of the results related to the cabinets business, which are included in discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) on disposal of discontinued business before income tax	$0.6	($0.2)	$0.6	($3.5)
Income tax benefit	—	—	—	1.2

Net gain (loss) on disposal of discontinued business	$0.6	($0.2)	$0.6	($2.3)

The Condensed Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2015	December 31, 2014
Customer receivables	$222.5	$209.7
Customer notes	2.2	1.3
Miscellaneous receivables	6.9	9.3
Less allowance for warranties, discounts and losses	(24.4)	(25.1)

Accounts and notes receivable, net	$207.2	$195.2

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	September 30, 2015	December 31, 2014
Finished goods	$211.8	$243.2
Goods in process	26.1	23.0
Raw materials and supplies	139.3	133.9
Less LIFO and other reserves	(37.1)	(64.6)

Total inventories, net	$340.1	$335.5

Inventories as of September 30, 2015 were lower in comparison to December 31, 2014, primarily due to declines in lumber costs.

NOTE 6. OTHER CURRENT ASSETS

	September 30, 2015	December 31, 2014
Prepaid expenses	$42.5	$47.6
Short-term investments	8.9	—
Fair value of derivative assets	7.5	5.7
Other	10.1	5.5

Total other current assets	$69.0	$58.8

NOTE 7. EQUITY INVESTMENT

Investment in joint venture at September 30, 2015 reflected our 50% equity interest in our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc. Condensed income statement data for WAVE is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$103.5	$105.8	$284.2	$298.6
Gross profit	53.4	51.6	140.9	142.3
Net earnings	42.3	40.6	108.4	109.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of September 30, 2015 and December 31, 2014.

		September 30, 2015		December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$74.6	$165.4	$68.4
Developed technology	15 years	86.8	49.6	84.9	45.1
Other	Various	20.8	2.7	21.3	2.4

Total		$273.0	$126.9	$271.6	$115.9

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	347.1		345.7

Total intangible assets		$620.1		$617.3

	Nine Months Ended September 30,
	2015	2014
Amortization expense	$11.0	$10.9

NOTE 9. SEVERANCE AND RELATED COSTS

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

NOTE 10. INCOME TAX EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings from continuing operations before income taxes	$55.2	$73.0	$134.2	$161.6
Income tax expense	24.9	26.3	70.2	70.2
Effective tax rate	45.1%	36.0%	52.3%	43.4%

The effective tax rate for the third quarter of 2015 was higher than the comparable period of 2014 primarily due to a decrease in research and development tax credits as 2014 included the benefit of multiple years of such credits. The effective tax rate for the first nine months of 2015 was higher than the comparable period in 2014 primarily due to a decrease in research and development tax credits as 2014 included the benefit of multiple years of such credits and state net operating loss write-offs as a result of a change in ownership under Section 382 of the Internal Revenue Code in the first quarter of 2015.

We do not expect to record any material changes during 2015 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2014.

As of September 30, 2015, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 11. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. defined-benefit plans: Pension benefits
Service cost of benefits earned during the period	$4.0	$3.6	$12.2	$10.8
Interest cost on projected benefit obligation	20.3	21.4	60.7	64.2
Expected return on plan assets	(35.1)	(34.8)	(105.2)	(104.4)
Amortization of prior service cost	0.5	0.5	1.4	1.4
Amortization of net actuarial loss	18.2	10.6	54.6	31.8

Net periodic pension cost	$7.9	$1.3	$23.7	$3.8

Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.2	$0.2	$0.7	$0.7
Interest cost on projected benefit obligation	2.1	2.8	6.1	8.2
Amortization of prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial gain	(1.9)	(1.0)	(5.8)	(3.1)

Net periodic postretirement benefit cost	$0.2	$1.8	$0.5	$5.3

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.7	$0.6	$1.8	$1.7
Interest cost on projected benefit obligation	2.1	2.6	6.3	7.9
Expected return on plan assets	(2.3)	(2.9)	(6.8)	(8.7)
Amortization of prior service cost	—	—	0.1	—
Amortization of net actuarial loss	0.7	0.6	2.0	1.6

Net periodic pension cost	$1.2	$0.9	$3.4	$2.5

NOTE 12. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	($1,013.8)	($1,007.0)	($1,042.6)	($1,028.2)
Foreign currency contracts	9.0	9.0	5.4	5.4
Natural gas contracts	(1.2)	(1.2)	(3.0)	(3.0)
Interest rate swap contracts	(15.0)	(15.0)	(9.3)	(9.3)

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

The fair value measurement of assets and liabilities is summarized below:

	September 30, 2015		December 31, 2014
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Total long-term debt, including current portion	($459.8)	($547.2)	($459.8)	($568.4)
Foreign currency contracts	9.0	—	5.4	—
Natural gas contracts	—	(1.2)	—	(3.0)
Interest rate swap contracts	—	(15.0)	—	(9.3)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities. As a result, we are exposed to fluctuations in the price of natural gas. We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward. The contracts are based on forecasted usage of natural gas measured in mmBtu’s. There is a high correlation between the hedged item and the hedge instrument. The gains and losses on these instruments offset gains and losses on the transactions being hedged. These instruments are designated as cash flow hedges. At September 30, 2015 and December 31, 2014, the notional amount of these hedges was $9.2 million and $14.6 million, respectively. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately. The earnings impact of the ineffective portion of these hedges was not material for the third quarter and first nine months of 2015 and 2014.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. As of September 30, 2015, our major foreign currency exposures are to the Canadian dollar, the Euro and the Chinese Renminbi.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged. The notional amount of these hedges was $88.7 million and $102.4 million at September 30, 2015 and December 31, 2014, respectively. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings. The earnings impact of the ineffective portion of these hedges was not material for the third quarter and first nine months of 2015 and 2014.

Currency Rate Risk - Intercompany Loans and Dividends

Where efficient, reliable and liquid markets exist we may utilize foreign currency forward exchange

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans and any offsetting gains or losses on the related derivative contracts are recorded in other non-operating income or expense. The notional amount of these hedges was $21.2 million at December 31, 2014. We did not have any open hedges related to intercompany loans and dividends as of September 30, 2015.

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

In connection with the planned separation of AFI, we may refinance a portion or all of our existing credit facilities, and settle any related interest rate swaps.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2015 and December 31, 2014. Our derivative liabilities not designated as hedging instruments were $0.5 million at December 31, 2014. We had no derivative assets not designated as hedging instruments at September 30, 2015 and December 31, 2014 and no derivative liabilities not designated as hedging instruments at September 30, 2015. The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments

Natural gas commodity contracts	Other current assets	—	—	Accounts payable and accrued expenses	$1.2	$3.0

Foreign exchange contracts	Other current assets	$7.5	$5.6	Accounts payable and accrued expenses	0.4	0.7

Interest rate swap contracts	Other current assets	—	—	Accounts payable and accrued expenses	0.7	—

Foreign exchange contracts	Other non-current assets	1.9	0.9	Other long-term liabilities	—	0.1

Interest rate swap contracts	Other non-current assets	—	1.9	Other long-term liabilities	14.3	11.2

Total derivatives designated as hedging instruments		$9.4	$8.4		$16.6	$15.0

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)(a)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	(Loss) Gain Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014		2015	2014	2015	2014
Derivatives in cash flow hedging relationships

Natural gas commodity contracts	($1.2)	($0.3)	Cost of goods sold	($0.9)	($0.2)	($3.5)	$0.9

Foreign exchange contracts – purchases	2.6	0.6	Cost of goods sold	0.4	0.3	0.6	0.8

Foreign exchange contracts – sales	6.3	3.0	Net sales	2.5	0.8	6.5	3.5

Interest rate swap contracts	(15.0)	(6.6)	Interest expense	—	—	—	—

Total	($7.3)	($3.3)		$2.0	$0.9	$3.6	$5.2

(a)	As of September 30, 2015 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $5.0 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

There was no pre-tax gain (loss) recognized in income for derivative instruments not designated as hedging instruments for the third quarter of 2015. The amount of pre-tax gain recognized was $0.1 million for the first nine months of 2015. The amount of pre-tax gain was $8.9 million and $6.5 million for the third quarter and first nine months of 2014, respectively.

NOTE 14. PRODUCT WARRANTIES

On certain products, we provide the original retail purchaser limited warranties which may cover structural integrity, wear, fade and certain other pre-installation manufacturing related defects. Our product warranties place certain requirements on the retail purchaser, including evidence of original purchase and require installation in accordance with our instructions. All of our warranties are non-transferrable. Warranty claims are most commonly experienced in the periods immediately following retail purchase and decline with the passage of time. In addition to our warranty program, under certain limited circumstances, we will occasionally and at our sole discretion, provide a customer accommodation repair or replacement. Warranty repairs and replacements are most commonly made by professional installers employed by or affiliated with our independent distributors. Reimbursement for cost associated with warranty repairs are provided to our independent distributors through a credit against accounts receivable from the distributor to us.

The following table summarizes the activity for the accrual of product warranties for the first nine months of 2015 and 2014:

	2015	2014
Balance at January 1,	$7.9	$7.4
Reductions for payments	(9.0)	(10.6)
Current year warranty accruals	8.8	10.9

Balance at September 30,	$7.7	$7.7

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2014	($8.3)	($4.0)	($483.2)	($495.5)
Other comprehensive (loss) income before reclassifications, net of tax expense of $-, ($0.7), ($1.0), and ($1.7)	(21.3)	2.1	(1.5)	(20.7)

Amounts reclassified from accumulated other comprehensive loss	—	(2.3)	33.7	31.4

Net current period other comprehensive (loss) income	(21.3)	(0.2)	32.2	10.7

Balance at September 30, 2015	($29.6)	($4.2)	($451.0)	($484.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive Loss (1)
Balance, December 31, 2013	$21.3	($0.7)	($392.2)	($371.6)
Other comprehensive (loss) income before reclassifications, net of tax expense of $-, ($1.5), ($0.3), and ($1.8)	(10.0)	2.1	1.0	(6.9)

Amounts reclassified from accumulated other comprehensive loss	—	(3.4)	20.3	16.9

Net current period other comprehensive (loss) income	(10.0)	(1.3)	21.3	10.0

Balance at September 30, 2014	$11.3	($2.0)	($370.9)	($361.6)

(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Nine Months Ended September 30,
	2015	2014
Derivative Adjustments:
Natural gas commodity contracts	$3.5	($0.9)	Cost of goods sold
Foreign exchange contracts - purchases	(0.6)	(0.8)	Cost of goods sold
Foreign exchange contracts - sales	(6.5)	(3.5)	Net sales

Total income before tax	(3.6)	(5.2)
Tax impact	1.3	1.8	Income tax expense

Total income, net of tax	(2.3)	(3.4)

Pension and Postretirement Adjustments:
Prior service cost amortization	0.4	0.4	Cost of goods sold
Prior service cost amortization	0.6	0.5	SG&A expense
Amortization of net actuarial loss	26.6	16.3	Cost of goods sold
Amortization of net actuarial loss	24.2	14.0	SG&A expense

Total expense before tax	51.8	31.2
Tax impact	(18.1)	(10.9)	Income tax expense

Total expense, net of tax	33.7	20.3

Total reclassifications for the period	$31.4	$16.9

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

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC. The Consent Order, which replaces a previous order of the ODEQ requiring us to investigate and remediate hazardous substances present at the facility, requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”), which is comprised of Upland and Lowland areas. The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the In-Water area of the adjacent Scappoose Bay. We are currently in an investigation phase for both the Owned Property and the Scappoose Bay and are working with ODEQ, Kaiser and OC to finalize the reports to move to the Feasibility Study phase. We have determined that it is probable that remedial action for certain portions of both the Upland and Lowland areas of the Owned Property will be required. The current estimate of our future liability at the site includes any remaining known investigation work required by the Consent Order and the current projected cost of possible remedies for limited portions of the Owned Property. At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay or whether the projected costs for

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

the areas we have included in our current estimate will increase. Additional investigative or remedial action may be required by ODEQ and could result in additional costs greater than the amounts currently estimated. We are unable to reasonably estimate any such costs at this time, however, those costs may be material. We believe that our ongoing work with ODEQ and Kaiser may enable us to reasonably estimate such costs in 2016.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”). We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA in 2013. The EPA subsequently approved the EE/CA and issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. In July 2014, we entered into an Administrative Order on Consent for Removal Action with the EPA for the WWTP Landfill. The EPA approved the Removal Action Work Plan on March 30, 2015 and the removal work commenced in the third quarter of 2015. We expect this work to be completed by the end of the year. Our estimate of future liability includes estimated costs for the Removal Action for the WWTP Landfill.

It is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, which includes the other landfill on our property, as

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

well as areas on and adjacent to AWI’s property and Rocky Creek (the “Remaining Site”). On September 25, 2015, AWI and six other Potentially Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of a Settlement Agreement (formerly known as an Administrative Order on Consent) to conduct an RI/FS of Operable Unit 2, which is the Remaining Site. We have not yet entered into an Order with the EPA for the Remaining Site and have not yet commenced an investigation of this portion of the site. Accordingly, we are able to estimate only a small portion of the costs that may be associated with the RI/FS for the Remaining Site. We anticipate that the EPA may require significant investigative work for the Remaining Site and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS. At this time, we are unable to reasonably estimate the total costs or AWI’s share of the costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material. We believe that our ongoing work with the EPA and the PRPs may enable us to reasonably estimate our share of initial investigation costs later this year or early in 2016.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”), from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”). We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998. Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, we and CBS entered into an RI/FS with the EPA for the site. In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. Although the parties initially submitted the RI/FS work plan to the EPA in 2004, the EPA did not approve the RI/FS work plan until August 2011. We submitted the draft Remedial Investigative and Risk Assessments in the first quarter of 2014, conducted supplemental investigative work based upon EPA comments to those reports and are awaiting further EPA comment. We are unable to reasonably estimate any additional investigative costs or determine whether remediation will be required. If remediation is required, the related costs may be material, although we expect these costs to be shared with CBS and the Navy.

Summary of Financial Position

Liabilities of $3.5 million at September 30, 2015 and $4.4 million at December 31, 2014 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available. These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties. It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets. No material amounts were recorded for probable recoveries at September 30, 2015 or December 31, 2014.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

ANTIDUMPING AND COUNTERVAILING DUTY CASES

In October 2010, a coalition of U.S. producers of multilayered wood flooring (not including AWI and its subsidiaries) filed petitions seeking antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of multilayered hardwood flooring from China. The AD and CVD petitions ultimately resulted in DOC issuing AD and CVD Orders against multilayered wood flooring imported into the U.S. from China. These Orders and the associated additional duties they have imposed have been the subject of extensive litigation, both at DOC and in the U.S. courts.

We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. Until October 2014, we also operated a plant in Kunshan, China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. As a result, we have been directly involved in the multilayered wood flooring-related litigation at DOC and in the U.S. courts. Our consistent view through the course of this matter has been, and remains, that our imports are neither dumped nor subsidized. In 2013, in the sole DOC investigation of AWI and its subsidiaries (as a mandatory respondent in connection with the first annual administrative review), Armstrong Kunshan received a final AD rate of 0.00% and a final CVD rate of 0.98%.

Litigation regarding this matter has continued in the U.S. courts. The most recent court decision, on July 6, 2015, upheld certain DOC calculations on remand. Armstrong Kunshan as well as other respondents have appealed the DOC’s original decision to apply an AD rate to us and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit.

DOC also continues to conduct annual administrative reviews of the CVD and AD final duty rates under the Orders. In July 2015, DOC issued its final AD and CVD rates for the second administrative review, which applies to imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). Armstrong Kunshan was not selected as a mandatory respondent for the second AD review and, therefore, was not subject to individual review, but we are subject to the rates applicable to importers that were not individually reviewed (the “separate rate” or “all others” respondents).

On July 7, 2015, the DOC issued a final “All Others” CVD rate of 0.99% that also applies to Armstrong Kunshan as part of the second CVD administrative review. On July 9, 2015, DOC issued a final AD determination for the second administrative review. DOC imposed a 13.74% AD rate determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned this rate to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. AWI and its subsidiaries, Armstrong Kunshan, and other respondents have filed complaints against DOC challenging the rate in the U.S. Court of International Trade with a decision expected in 2016. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4 million. This estimated additional liability was reflected in our second quarter 2015 results.

DOC is currently conducting its third annual administrative review. Armstrong Kunshan was not selected as a mandatory respondent for the third AD review and therefore, is not subject to individual mandatory review. As part of these reviews, Armstrong Kunshan’s individual CVD and AD assessment rates may be changed and the revised rates applicable to participants that were not individually reviewed will apply to all multilayer wood flooring imports between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). We expect that DOC will issue preliminary AD and CVD rates for the third administrative review in December 2015 and final AD and CVD rates for the third administrative reviews in mid-2016. We are unable to predict the final AD and CVD rates for the pending reviews at this time, but plan to continue to defend our import practices and pursue our available legal rights and remedies, including litigation at DOC and in the U.S courts.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

OTHER CLAIMS

We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace; or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. We are currently pursuing coverage and recoveries under those policies, but are unable to predict the outcome or those demands.

While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 17. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings from continuing operations	$30.3	$46.7	$64.0	$91.4
Earnings allocated to participating non-vested share awards	(0.3)	(0.3)	(0.6)	(0.5)

Earnings from continuing operations attributable to common shares	$30.0	$46.4	$63.4	$90.9

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine month periods ended September 30, 2015 and 2014 (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic shares outstanding	55.5	55.0	55.4	54.9
Dilutive effect of stock option awards	0.4	0.5	0.4	0.5

Diluted shares outstanding	55.9	55.5	55.8	55.4

Anti-dilutive stock options excluded from the computation of diluted EPS for the three and nine months ended September 30, 2015 were 8,175 and 73,169, respectively. Anti-dilutive stock options excluded from the computation of diluted EPS for the three and nine months ended September 30, 2014 were 8,175 and 4,927, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Armstrong World Industries, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of September 30, 2015 the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows and shareholders’ equity for the nine-month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
October 29, 2015

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

We are a leading global producer of flooring products and ceiling systems for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture and sell flooring products (primarily resilient and wood) and ceiling systems (primarily mineral fiber, fiberglass and metal) around the world. As of September 30, 2015, we operated 32 manufacturing plants in nine countries, including 20 plants located throughout the U.S. Four of our plants are leased and the remaining 28 are owned.

On February 23, 2015, we announced that our board of directors unanimously approved a plan to separate our Resilient Flooring and Wood Flooring segments from our Building Products (Ceilings) segment. The separation will be effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to Armstrong Flooring, Inc. (“AFI”) and then distributing the common stock of AFI to AWI’s shareholders. The separation and distribution will result in AWI and AFI becoming two independent, publicly-traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate the Building Products (Ceilings) segment. The effective date of the separation is expected to be near the end of the first quarter of 2016.

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

Resilient Flooring — designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial and institutional buildings. Manufactured products in this segment include vinyl sheet, vinyl tile, and luxury vinyl tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, linoleum products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, contractors and to the manufactured homes industry, and secure specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide product on an original equipment manufacturer (“OEM”) basis to other flooring companies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wood Flooring — designs, manufactures, sources and sells hardwood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors. When market conditions and available capacity warrant, we also provide product on an OEM basis to other flooring companies.

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

Factors Affecting Revenues

Markets. We compete in building material markets around the world. The majority of our sales are in North America. We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity including Gross Domestic Product, the Architecture Billings Index and the Consumer Confidence Index. In addition, we noted several factors and trends within our markets that we believe directly affected our business performance during the third quarter of 2015, including:

Americas

For Building Products, while activity improved we continue to see some regional softness in the U.S. commercial office markets and weakness in retail markets, particularly in Canada. Overall, we experienced growth from new construction and a decline in renovation activity. Our Resilient Commercial Flooring business saw improvement in education demand but continuing weakness in healthcare, while retail markets showed a slight decline.

Residential markets continued to show improvement in both builder activity and renovation activity. However, due to market conditions we experienced continued competitive pricing actions in our Wood and Resilient Flooring businesses.

Europe, Middle East and Africa (“EMEA”)

Continued softness in commercial sectors, such as office, education and healthcare, and the significant volatility in the Russian Ruble and its overall market contributed to mixed results across EMEA. These trends impacted our Building Products business.

Pacific Rim

Commercial markets for our Building Products businesses grew throughout the Pacific Rim with the exception of China where the office market continues to be soft. Commercial markets grew throughout the Pacific Rim for our Resilient Flooring business including slight growth in China, driven by the healthcare and education market segments. While we experienced market growth in China, the pace of growth was slower in comparison to the first half of 2015.

Pricing Initiatives. We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of competitive reactions

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and changing market conditions. We estimate that pricing actions increased total consolidated net sales in the first nine months of 2015 by approximately $13 million compared to the same period of 2014. Pricing actions had no impact on total consolidated net sales for the third quarter of 2015 in comparison to the same period in 2014.

In the third quarter of 2015, we implemented additional pricing increases in our Building Products businesses in the Americas, EMEA and Pacific Rim. We also recently announced price increases in our Building Products business in the Pacific Rim that will be effective in the fourth quarter of 2015.

Mix. Each of our businesses offers a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. Changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We estimate that mix improvements increased our total consolidated net sales in the third quarter of 2015 by approximately $3 million and in the first nine months of 2015 by $19 million, compared to the same periods of 2014.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for lumber and veneers, PVC resins and plasticizers. Natural gas is also a significant input cost. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the third quarter and first nine months of 2015 costs for raw materials, sourced products and energy positively impacted operating income by $19 million and $37 million, respectively, when compared to the same periods of 2014.

Employees

As of September 30, 2015, we had approximately 7,600 full-time and part-time employees worldwide, compared to 7,400 as of December 31, 2014. A collective bargaining agreement covering approximately 300 employees at one of our Building Products plants was set to expire on October 7, 2015. The contract was extended through November 7, 2015. We continue to work with the union to agree to a new contract, although the timing of resolution is not determinable.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is
	2015	2014	(Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$520.3	$524.2	(0.7)%
EMEA	78.2	94.3	(17.1)%
Pacific Rim	60.0	60.4	(0.7)%

Total consolidated net sales	$658.5	$678.9	(3.0)%
Operating income	$79.7	$85.8	(7.1)%

Nine Months Ended September 30,
Net sales:
Americas	$1,460.3	$1,492.7	(2.2)%
EMEA	217.3	269.0	(19.2)%
Pacific Rim	165.0	166.3	(0.8)%

Total consolidated net sales	$1,842.6	$1,928.0	(4.4)%
Operating income	$178.6	$203.2	(12.1)%

Excluding the unfavorable impact of foreign exchange of $29 million, consolidated net sales for the third quarter of 2015 increased due to higher volumes of $6 million and favorable price and mix of $3 million. Excluding the unfavorable impact of foreign exchange of $72 million, consolidated net sales for the first nine months of 2015 decreased due to lower volumes of $45 million, partially offset by favorable price and mix of $32 million.

Excluding the unfavorable impact from foreign exchange of $7 million, net sales in the Americas increased during the third quarter of 2015 driven by higher volumes and better mix, which was partially offset by lower price. Net sales in the Americas decreased in the first nine months of 2015 driven by lower volumes and the unfavorable impact from foreign exchange of $16 million, which were partially offset by favorable mix.

Excluding the unfavorable impact of foreign exchange of $17 million, net sales in the EMEA markets increased in the third quarter of 2015 as improvements in price and mix more than offset lower volumes. Excluding the unfavorable impact of foreign exchange of $46 million, for the first nine months of 2015 net sales in the EMEA markets decreased as volume declines more than offset improvements in price and mix.

Excluding the unfavorable impact of foreign exchange of $5 million and $11 million in the third quarter and first nine months of 2015, respectively, net sales in the Pacific Rim increased in both periods driven by higher volumes and improved price.

Cost of goods sold in the third quarter of 2015 was 73.0% of net sales, compared to 75.3% for the same period in 2014. Cost of goods sold in the first nine months of 2015 was 74.7% of net sales, compared to 76.3% for the same period in 2014. The percentage decreases were primarily due to lower input costs, primarily lumber, PVC resins and plasticizers.

SG&A expenses in the third quarter of 2015 were $110.4 million, or 16.8% of net sales, compared to $101.0 million, or 14.9% of net sales, for the same period in 2014. SG&A expenses in the first nine months of 2015 were $319.5 million, or 17.3% of net sales, compared to $304.3 million, or 15.8% of net sales, for the same period in 2014. The increase in the third quarter and first nine months of 2015 was primarily due to increases in promotional spending in Resilient Flooring to support go-to-market initiatives in the Americas and higher U.S. pension costs of $3 million and $9 million in the third quarter and first nine months of 2015, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation costs of $7.4 million and $16.8 million in the third quarter and first nine months of 2015, respectively, were primarily related to outside professional services and employee retention accruals incurred in conjunction with our initiative to separate our flooring business from our ceilings business.

Equity earnings from our WAVE joint venture were $19.6 million for the third quarter of 2015, compared to $18.8 million in the third quarter of 2014, and $49.6 million for the first nine months of 2015 compared to $51.2 million in the first nine months of 2014. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.3 million for the third quarter of 2015 compared to $10.9 million in the third quarter of 2014. Interest expense was $33.9 million in the first nine months of 2015 compared to $34.3 million in the first nine months of 2014.

Other non-operating expenses were $14.0 million for the third quarter of 2015, compared to $2.6 million for the third quarter of 2014. Other non-operating expenses were $15.5 million for the first nine months of 2015, compared to $9.2 million for the same period in 2014. The increase in the third quarter and first nine months of 2015 was primarily due to foreign exchange rate losses on the translation of unhedged cross-currency intercompany loans dominated in Russian Rubles, related to the construction of a new Russian mineral fiber ceiling plant that was completed in the first quarter of 2015. Where efficient, reliable and liquid markets exist we may utilize foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. Our largest unhedged foreign currency exposures are in Chinese Renminbi and Russian Rubles. At September 30, 2015, total unhedged foreign currency-denominated intercompany loan exposures in Chinese Renminbi and Russian Rubles were $168.6 million and $55.5 million, respectively.

Income tax expense was $24.9 million for the third quarter of 2015 compared to $26.3 million in the third quarter of 2014. The effective tax rate for the third quarter of 2015 was 45.1% as compared to a rate of 36.0% for the same period of 2014. Income tax expense was $70.2 million for the first nine months of 2015 compared to $70.2 million in the first nine months of 2014. The effective tax rate for the first nine months of 2015 was 52.3% as compared to a rate of 43.4% for the same period of 2014. The effective tax rate for the third quarter of 2015 was higher than the comparable period of 2014 primarily due to a decrease research and development tax credits as 2014 included the benefit of multiple years of such credits. The effective tax rate for the first nine months of 2015 was higher than the comparable period in 2014 primarily due to a decrease in research and development tax credits as 2014 included the benefit of multiple years of such credits and state net operating loss write-offs as a result of a change in ownership under Section 382 of the Internal Revenue Code in the first quarter of 2015.

Total other comprehensive income (“OCI”) was a loss of $1.4 million in the third quarter of 2015 compared to a loss of $0.7 million for the third quarter of 2014. Total OCI was $10.7 million for the first nine months of 2015 compared to income of $10.0 million for the first nine months of 2014. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the third quarter of 2015 were driven primarily by changes in the exchange rates of the Australian dollar and the British Pound. Amounts in the first nine months of 2015 were driven by changes in the exchange rates of the Australian dollar and the Euro. Amounts in the third quarter of 2014 were driven primarily by changes in the exchange rates of the British Pound and the Australian Dollar. Amounts in the first nine months of 2014 were driven primarily by changes in the exchange rates of the Russian Ruble, the Euro, the British Pound and the Chinese Renminbi. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The period changes are primarily due to the mark to market changes related to our interest rate swap derivatives. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans. The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Building Products

(dollar amounts in millions)

			Change is Favorable/
	2015	2014	(Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$221.5	$219.3	1.0%
EMEA	78.2	94.3	(17.1)%
Pacific Rim	36.2	38.1	(5.0)%

Total segment net sales	$335.9	$351.7	(4.5)%
Operating income	$89.8	$86.6	3.7%

Nine Months Ended September 30,
Net sales:
Americas	$615.5	$611.2	0.7%
EMEA	217.3	269.0	(19.2)%
Pacific Rim	101.2	103.2	(1.9)%

Total segment net sales	$934.0	$983.4	(5.0)%
Operating income	$213.8	$209.3	2.2%

Excluding the unfavorable impact of foreign exchange of $23 million, Building Products net sales for the third quarter of 2015 increased as favorable price and mix of $14 million was only partially offset by lower volumes of $6 million. Excluding the unfavorable impact of foreign exchange of $60 million, Building Products net sales for the first nine months of 2015 increased as favorable price and mix of $42 million was only partially offset by lower volumes of $32 million.

Net sales in the Americas increased in the third quarter and first nine months of 2015. In both periods improvements in price and mix more than offset lower volumes.

Excluding the unfavorable impact of foreign exchange of $17 million, net sales in the EMEA markets increased slightly in the third quarter of 2015 as improvements in price and mix offset lower volumes. Net sales in the EMEA markets declined in the first nine months of 2015 driven primarily by the unfavorable impact of foreign exchange of $46 million and lower volumes which were only partially offset by improvements in price and mix.

Excluding the unfavorable impact from foreign exchange of $3 million and $7 million for the third quarter and first nine months of 2015, respectively, net sales in the Pacific Rim increased in both periods as improvements in price and mix more than offset lower volumes.

Operating income increased in the third quarter of 2015 driven by the favorable impact from price and mix of $5 million, lower manufacturing and input costs of $3 million and higher earnings from WAVE of $1 million, which were only partially offset by the margin impact of lower volumes of $4 million. Operating income increased in the first nine months of 2015 driven by the favorable impact from price and mix of $25 million and lower manufacturing and input costs of $4 million which were only partially offset by the margin impact of lower volumes of $18 million, higher SG&A expenses of $5 million and lower earnings from WAVE of $2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Resilient Flooring

(dollar amounts in millions)

			Change is Favorable/
	2015	2014	(Unfavorable)
Three Months Ended September 30,
Net sales:
Americas	$168.3	$167.9	0.2%
Pacific Rim	23.8	22.3	6.7%

Total segment net sales	$192.1	$190.2	1.0%
Operating income	$14.3	$14.9	(4.0)%

Nine Months Ended September 30,
Net sales:
Americas	$485.0	$487.0	(0.4)%
Pacific Rim	63.8	63.1	1.1%

Total segment net sales	$548.8	$550.1	(0.2)%
Operating income	$43.4	$46.0	(5.7)%

Excluding the unfavorable impact from foreign exchange of $4 million and $10 million for the third quarter and first nine months of 2015, respectively, Resilient Flooring net sales increased in both periods as higher volumes more than offset unfavorable price and mix.

Excluding the unfavorable impact from foreign exchange of $2 million and $5 million for the third quarter and first nine months of 2015, respectively, net sales in the Americas increased in both periods as higher volumes more than offset unfavorable price and mix.

Net sales in the Pacific Rim increased in the third quarter and first nine months of 2015 despite the unfavorable impact from foreign exchange of $2 million and $4 million, respectively. In both periods, volume and price improved but mix was unfavorable when compared to the prior year.

Operating income in the third quarter of 2015 was flat in comparison to the third quarter of 2014 as higher SG&A expenses of $8 million and unfavorable price and mix of $7 million were offset by the margin impact of higher volumes of $7 million and lower manufacturing and input costs of $7 million. The decrease in operating income in the first nine months of 2015 was due to higher SG&A expenses of $17 million and unfavorable price and mix of $14 million, which were only partially offset by lower manufacturing and input costs of $15 million and the margin impact of higher volumes of $11 million and a gain of $2 million on the sale of the Thomastown, Australia resilient flooring plant that was closed in 2014 and sold in the first half of 2015. The increase in SG&A expenses in 2015 for both periods when compared to the prior year was related to promotional spending to support go-to-market initiatives in the Americas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wood Flooring

(dollar amounts in millions)

			Change is Favorable/
	2015	2014	(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$130.5	$137.0	(4.7)%
Operating income	$10.4	$2.0	Favorable

Nine Months Ended September 30,
Total segment net sales	$359.8	$394.5	(8.8)%
Operating income	$11.7	$4.5	Favorable

Net sales decreased in the third quarter of 2015 driven by volume declines of $4 million and unfavorable price and mix of $1 million. Net sales decreased in the first nine months of 2015 as volume declines of $36 million were only partially offset by favorable price and mix of $6 million. The volume declines for the third quarter and first nine months of 2015 were caused by market share shifts as a result of prior year price and mix optimization actions and engineered wood product availability challenges.

Operating income in the third quarter of 2015 improved due to a decline in lumber costs that resulted in a $13 million benefit, partially offset by the margin impact of unfavorable price and mix of $4 million, a $2 million increase in manufacturing costs, the margin impact of lower volumes of $2 million and higher SG&A expenses of $1 million. The three month comparison was also impacted by $4 million of charges in 2014 associated with the closure of our engineered wood flooring plant in Kunshan, China.

Operating income in the first nine months of 2015 improved due to a decline in lumber costs that resulted in an $18 million benefit, partially offset by the margin impact of lower volumes of $12 million, higher SG&A expenses to support go to market activities of $2 million and the margin impact of unfavorable price and mix of $1 million. The nine month comparison was also impacted by $4 million of multilayered hardwood flooring import duties recorded in 2015 and $7 million of severance, idle equipment impairment and other charges in 2014 associated with the closure of our engineered wood flooring plant in Kunshan, China and $4 million of other idle equipment charges recorded in 2014.

Unallocated Corporate

Unallocated corporate expense of $34.8 million in the third quarter of 2015 and $90.3 million for the first nine months of 2015 increased from $17.7 million and $56.6 million, respectively, in the prior year. The increase was due to higher U.S. pension costs of $7 million and $7 million of separation costs in the third quarter and higher U.S. pension costs of $20 million and $17 million of separation costs in the first nine months of 2015.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first nine months of 2015 provided $144.0 million of cash, compared to $111.1 million in the first nine months of 2014. The increase in cash provided was primarily due to changes in working capital, largely from inventories and receivables.

Net cash used for investing activities was $45.3 million for the first nine months of 2015, compared to $96.9 million used for the first nine months of 2014. The decrease in cash used was primarily due to lower purchases of property, plant and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used for financing activities was $23.6 million for the first nine months of 2015, compared to $1.3 million provided during the first nine months of 2014. Cash used in the first nine months of 2015 was primarily the result of payments of debt.

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

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0, effective April 1, 2015. As of September 30, 2015, we were in compliance with all covenants of the senior credit facility.

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods. Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of September 30, 2015, there was no outstanding balance on the Revolving Credit Facility.

In connection with the planned separation of AFI, we may refinance a portion or all of our existing credit facilities, and settle any related interest rate swaps.

As of September 30, 2015, we had $250.0 million of cash and cash equivalents, $187.4 million in the U.S. and $62.6 million in various foreign jurisdictions.

On December 18, 2014, we amended and increased our $75 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia, under which AWI and its subsidiary, Armstrong Hardwood Flooring Company, sell their U.S. receivables to Armstrong Receivables Company LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. The facility now reflects a seasonality clause changing

Management’s Discussion and Analysis of Financial Condition and Results of Operations

to $100 million from March through September, and to $90 million from October through February. The maturity date has been extended from March 2016 to December 2017. As of September 30, 2015, there was no outstanding balance on the accounts receivable securitization facility.

On September 30, 2015, we had outstanding letters of credit totaling $68.2 million, of which $7.7 million was issued under the revolving credit facility, $60.3 million was issued under the securitization facility, and $0.2 million was issued by other banks of international subsidiaries. Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of September 30, 2015
Foreign Financing Arrangements	Limit	Used	Available
(dollar amounts in millions)
Lines of Credit Available for Borrowing	$20.1	—	$20.1
Lines of Credit Available for Letters of Credit	0.2	$0.2	—

Total	$20.3	$0.2	$20.1

These lines of credit are uncommitted, and poor operating results or credit concerns at the related non-U.S. subsidiaries could result in the lines being withdrawn by the lenders. We have historically been able to maintain and, as needed, replace credit facilities to support our non-U.S. operations.

Since 2012, our Board of Directors has approved the construction of a mineral fiber ceiling plant in Russia (which was completed in the first quarter of 2015) and the expansion of our Lancaster, PA flooring plant to include the manufacture of luxury vinyl tile. Total spending for these projects is currently projected to be approximately $155 million. Through September 30, 2015, we have incurred approximately $148 million related to these projects, with the remaining spending to be incurred in the fourth quarter of 2015.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2015, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2015	—	$0.00	—	—
August 1 – 31, 2015	—	$0.00	—	—
September 1 – 30, 2015	206	$48.20	—	—

Total	206		N/A	N/A

[1]	Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under the 2011 Long Term Incentive Plan.
[2]	The Company does not have a share buy-back program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 8-K filed on October 2, 2006, wherein it appeared as Exhibit 3.1.

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on July 28, 2014, wherein it appeared as Exhibit 3.1.

10.1	Form of Change in Control Severance Agreement with Matthew J. Espe. †

10.2	Form of Change in Control Severance Agreement with Ms. Ellen R. Romano and Messrs. David S. Schulz, Victor D. Grizzle, Mark A. Hershey, Stephen H. Poole, and Stephen F. McNamara. †

15	Awareness Letter from Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

†	Filed herewith.

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

Date: October 29, 2015