Form 10-Q
period 2016-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2016-07-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 21, 2016 – 55,497,188.

When we refer to AWI," the "Company," "we," "our" and "us," we are referring to Armstrong World Industries, Inc. and its subsidiaries.

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

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net sales	$314.3	$306.1	$601.7	$598.1
Cost of goods sold	222.8	214.6	425.9	417.5
Gross profit	91.5	91.5	175.8	180.6
Selling, general and administrative expenses	55.8	61.6	109.5	125.9
Separation costs	3.9	5.1	31.0	9.4
Equity earnings from joint venture	(19.9)	(16.4)	(38.0)	(30.0)
Operating income	51.7	41.2	73.3	75.3
Interest expense	12.5	11.4	34.4	22.6
Other non-operating expense	-	0.2	-	2.7
Other non-operating (income)	(2.1)	(3.4)	(7.3)	(5.4)
Earnings from continuing operations before income taxes	41.3	33.0	46.2	55.4
Income tax expense	24.7	17.9	36.7	34.6
Earnings from continuing operations	16.6	15.1	9.5	20.8
Net earnings (loss) from discontinued operations, net of tax expense of $-, $7.3, $0.1 and $10.7	-	14.8	(4.5)	12.9
Gain (loss) from disposal of discontinued business, net of tax (benefit) of ($0.1), $-, ($1.9) and ($43.4)	0.3	(0.3)	2.0	42.5
Net earnings (loss) from discontinued operations	0.3	14.5	(2.5)	55.4
Net earnings	$16.9	$29.6	$7.0	$76.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13.2)	7.4	(11.8)	(7.9)
Derivative (loss)	(2.1)	(0.6)	(0.5)	(1.1)
Pension and postretirement adjustments	9.2	9.2	17.0	21.1
Total other comprehensive (loss) income	(6.1)	16.0	4.7	12.1
Total comprehensive income	$10.8	$45.6	$11.7	$88.3
Earnings per share of common stock, continuing operations:
Basic	$0.30	$0.27	$0.17	$0.37
Diluted	$0.29	$0.27	$0.17	$0.37
Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.01	$0.26	$(0.04)	$0.99
Diluted	$0.01	$0.26	$(0.04)	$0.98
Net earnings per share of common stock:
Basic	$0.30	$0.53	$0.13	$1.36
Diluted	$0.30	$0.53	$0.13	$1.36
Average number of common shares outstanding:
Basic	55.6	55.5	55.6	55.4
Diluted	56.0	55.8	55.9	55.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share data)

	Unaudited June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$99.4	$209.3
Accounts and notes receivable, net	126.9	114.3
Inventories, net	104.2	101.4
Current assets of discontinued operations	-	381.3
Deferred income taxes	34.6	29.7
Income tax receivable	4.6	11.1
Other current assets	20.3	33.7
Total current assets	390.0	880.8
Property, plant, and equipment, less accumulated depreciation and amortization of $430.0 and $403.8, respectively	661.1	648.1
Prepaid pension costs	8.2	8.3
Investment in joint venture	119.6	130.8
Intangible assets, net	440.7	447.2
Non-current assets of discontinued operations	-	499.3
Deferred income taxes	10.0	19.7
Income taxes receivable	4.1	2.4
Other non-current assets	63.3	57.0
Total assets	$1,697.0	$2,693.6
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$10.0	$52.1
Accounts payable and accrued expenses	202.2	231.1
Current liabilities of discontinued operations	-	149.6
Income tax payable	9.6	3.2
Deferred income taxes	0.6	0.3
Total current liabilities	222.4	436.3
Long-term debt, less current installments	863.8	936.2
Postretirement benefit liabilities	88.8	87.2
Pension benefit liabilities	61.5	62.1
Other long-term liabilities	36.6	43.3
Non-current liabilities of discontinued operations	-	149.1
Income taxes payable	99.3	92.3
Deferred income taxes	122.2	118.3
Total non-current liabilities	1,272.2	1,488.5
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 60,542,365 shares issued, and 55,484,983 shares outstanding as of June 30, 2016 and 60,416,446 shares issued and 55,359,064 shares outstanding as of December 31, 2015	0.6	0.6
Additional paid-in capital	516.9	1,151.8
Retained earnings	372.2	365.2
Treasury stock, at cost, 5,057,382 shares	(261.4)	(261.4)
Accumulated other comprehensive (loss)	(425.9)	(487.4)
Total shareholders' equity	202.4	768.8

Total liabilities and shareholders' equity	$1,697.0	$2,693.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Six Months Ended June 30, 2016
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive (Loss)	Total
Balance at beginning of period	55,359,064	$0.6	$1,151.8	$365.2	5,057,382	$(261.4)	$(487.4)	$768.8
Stock issuance	125,919
Share-based employee compensation			7.0					7.0
Net earnings				7.0				7.0
Other comprehensive income							4.7	4.7
Separation of Armstrong Flooring, Inc.			(641.9)				56.8	(585.1)
Balance at end of period	55,484,983	$0.6	$516.9	$372.2	5,057,382	$(261.4)	$(425.9)	$202.4

	Six Months Ended June 30, 2015
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive (Loss)	Total
Balance at beginning of period	55,126,153	$0.6	$1,134.4	$271.0	5,057,382	$(261.4)	$(495.5)	$649.1
Stock issuance	176,819
Share-based employee compensation			9.9					9.9
Net earnings				76.2				76.2
Other comprehensive income							12.1	12.1
Balance at end of period	55,302,972	$0.6	$1,144.3	$347.2	5,057,382	$(261.4)	$(483.4)	$747.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$7.0	$76.2
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	50.2	57.4
Write off of debt financing costs	1.1	-
Deferred income taxes	3.5	(29.9)
Share-based compensation	6.7	7.6
Equity earnings from joint venture	(38.0)	(30.0)
Separation costs	31.0	9.4
Loss on interest rate swap	10.7	-
U.S. pension expense	8.6	12.6
Non-cash foreign currency translation on intercompany loans	(5.0)	(4.1)
Other non-cash adjustments, net	1.1	0.2
Changes in operating assets and liabilities:
Receivables	(39.7)	(28.5)
Inventories	0.6	(16.0)
Other current assets	9.6	(3.3)
Other non-current assets	(8.9)	(3.0)
Accounts payable and accrued expenses	(90.0)	4.4
Income taxes payable	18.9	8.5
Other long-term liabilities	(18.7)	(5.4)
Other, net	(4.1)	2.8
Net cash (used for) provided by operating activities	(55.4)	58.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(53.4)	(56.2)
Return of investment from joint venture	49.2	28.1
Other investing activities	0.3	3.8
Net cash (used for) investing activities	(3.9)	(24.3)
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	90.0	-
Payments of revolving credit facility and other short-term debt	(90.0)	-
Proceeds from long-term debt	363.5	-
Payments of long-term debt	(432.1)	(18.1)
Financing costs	(8.1)	-
Special dividends paid	-	(1.2)
Proceeds from exercised stock options	0.1	4.3
Cash transferred to Armstrong Flooring, Inc.	(9.1)	-
Excess tax benefit from share-based awards	2.8	0.1
Payment of company owned life insurance loans, net	-	(0.1)
Net cash (used for) financing activities	(82.9)	(15.0)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	(3.3)
Net (decrease) increase in cash and cash equivalents	(145.4)	16.3
Cash and cash equivalents at beginning of year	244.8	185.3
Cash and cash equivalents at end of period	99.4	201.6
Cash and cash equivalents at end of period of discontinued operations	-	32.8
Cash and cash equivalents at end of period of continuing operations	$99.4	$168.8
Supplemental Cash Flow Disclosures:
Interest paid	$17.6	$19.9
Income taxes paid, net	9.7	23.3
Amounts in accounts payable for capital expenditures	7.4	20.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to "AWI," the "Company," "we," "our" and "us" in these notes, we are referring to AWI and its subsidiaries.

On April 1, 2016, we completed our previously announced separation of Armstrong Flooring, Inc. (“AFI”) by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock.  Subsequent to the separation and distribution, AWI and AFI operate as two independent, publicly-traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate the Building Products (Ceilings) segment.  AFI’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.  Separation costs for the three and six months ended June 30, 2016 were $3.9 million and $31.0 million, respectively. Separation costs for the three and six months ended June 30, 2015 were $5.1 million and $9.4 million, respectively.  Separation costs for all periods primarily related to outside professional services and employee compensation and retention and severance accruals which were recorded within the Unallocated Corporate segment in conjunction with this initiative. Beginning in the second quarter of 2016, AFI’s historical financial results for periods prior to April 1, 2016 are reflected in our Condensed Consolidated Financial Statements as a discontinued operation.  See Note 3 for additional information.

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2015.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2015.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the second quarter and first six months of 2016 and 2015 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which amends Accounting Standards Codification (“ASC”) Topic 718: Compensation-Stock Compensation.  This new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award.  The guidance was effective for annual periods beginning after December 15, 2015.  There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This standards update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-03 and 2015-15 were effective for annual reporting periods beginning after December 15, 2015.  We adopted ASU 2015-03 and 2015-15 retrospectively, resulting in a $4.1 million reduction to other non-current assets and a corresponding decrease to long-term debt as of March 31, 2016.  As of December 31, 2015, our adoption of these ASC updates resulted in a $4.7 million reduction to other non-current assets and a corresponding decrease to long-term debt.  There was no impact on results of operations as a result of the adoption of this guidance.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance to determine when a customer's fees paid in a cloud computing arrangement include a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract.  This new guidance was effective for annual reporting periods beginning after December 15, 2015.  There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers the effective date for ASU 2014-09 by one year.  In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which clarifies the implementation guidance in ASU 2014-09 relating to principle versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” which clarifies the implementation guidance in ASU 2014-09 relating to the identification of performance obligations in a contract, including how entities should account for shipping and handling services it provides after control of goods transfers to a customer.  ASU 2016-10 also clarifies guidance on the timing and pattern of revenue recognition for intellectual property licenses.  These ASC updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.  We have not selected a transition method and are currently evaluating the impact these ASC updates would have on our financial condition, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires inventory that is measured on a first-in, first-out or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market.  For inventory that is measured under the last-in, first-out (“LIFO”) basis or the retail recovery method, there is no change to current measurement requirements.  This new guidance must be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted.  We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current.  This new guidance is effective for annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact the adoption of this standard would have on our financial condition and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  This new guidance is effective for annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement.  Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions.  The accounting applied by a lessor is largely unchanged from that applied under existing U.S. GAAP.  This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis.  We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which amends ASC Topic 815: Derivatives and Hedging.  This new guidance clarifies that a novation, or a change in the counterparty to a derivative instrument, by itself would not cause a hedge accounting relationship to be discontinued.  This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively.  We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718: Compensation-Stock Compensation.  This new guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur.  This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively.  We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

NOTE 2. SEGMENT RESULTS

Effective April 1, 2016 and in connection with our separation of AFI, our former Resilient Flooring and Wood Flooring segments have been excluded from our results of continuing operations.  In addition, effective April 1, 2016, we disaggregated our former Building Products operating segment into the following three distinct geographical segments:  Americas, Europe, Middle East and Africa (“EMEA”) and Pacific Rim.

Each of our geographical segments produces suspended fiber and metal ceilings for use in commercial and institutional settings in addition to sourcing complimentary ceiling products.  Residential ceiling products are sold in the Americas primarily to wholesalers and retailers (including large home centers).  Each segment also includes the results of our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc., which manufactures suspension system (grid) products that are invoiced by both us and WAVE.

Effective April 1, 2016, we reclassified the majority of the assets and liabilities formally reported in our Unallocated Corporate segment to our Americas segment.  The assets and liabilities reclassified to our Americas segment most notably included the Armstrong trade name intangible asset, property, plant and equipment comprised primarily of Corporate campus facilities, the cash surrender value of life insurance supporting deferred compensation liabilities, income tax asset and liabilities, and pension and postretirement assets and liabilities.

Balance sheet items classified as Unallocated Corporate for all periods presented primarily include cash and cash equivalents and outstanding borrowings under our senior credit facilities.

Segment results below have been restated for all periods presented as a result of the disaggregation of our former Building Products segment and the reclassification of Unallocated Corporate assets.  These revisions did not impact any previously reported consolidated revenues, gross profit, results of continuing operations, asset or liability balances.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales to external customers
Americas	$214.8	$202.7	$414.9	$394.0
EMEA	65.6	68.6	125.2	139.1
Pacific Rim	33.9	34.8	61.6	65.0
Total net sales to external customers	$314.3	$306.1	$601.7	$598.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment operating income (loss)
Americas	$64.3	$71.9	$120.4	$136.3
EMEA	(5.3)	(6.2)	(9.3)	(8.3)
Pacific Rim	(2.1)	(1.5)	(3.4)	(4.0)
Unallocated Corporate	(5.2)	(23.0)	(34.4)	(48.7)
Total consolidated operating income	$51.7	$41.2	$73.3	$75.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total consolidated operating income	$51.7	$41.2	$73.3	$75.3
Interest expense	12.5	11.4	34.4	22.6
Other non-operating expense	-	0.2	-	2.7
Other non-operating (income)	(2.1)	(3.4)	(7.3)	(5.4)
Earnings from continuing operations before income taxes	$41.3	$33.0	$46.2	$55.4

	June 30, 2016	December 31, 2015
Segment assets
Americas	$1,155.2	$1,137.4
EMEA	294.7	283.3
Pacific Rim	144.6	154.5
Unallocated Corporate	102.5	237.8
Total consolidated assets	$1,697.0	$1,813.0

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Effective January 1, 2016, in anticipation of the April 1, 2016 AFI separation, the majority of our historical corporate support functions, representing costs of approximately $16.0 million and $36.0 million for the three and six months ended June 30, 2016, respectively, were incorporated into our Americas segment.  As a result, unallocated corporate support expenses have decreased significantly during the three and six months ended June 30, 2016 in comparison to the same periods in 2015.

For the three and six months ended June 30, 2016 and 2015, Unallocated Corporate segment operating (loss) was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Corporate expenses	$(1.3)	$(17.9)	$(3.4)	$(39.3)
Separation costs	(3.9)	(5.1)	(31.0)	(9.4)
Total Unallocated Corporate segment operating (loss)	$(5.2)	$(23.0)	$(34.4)	$(48.7)

NOTE 3. DISCONTINUED OPERATIONS

Separation and Distribution of AFI

On April 1, 2016, in connection with the separation and distribution of AFI, we entered into several agreements with AFI that, together with a plan of division, provide for the separation and allocation between AWI and AFI of the flooring assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after AFI’s separation from AWI, and govern the relationship between AWI and AFI subsequent to the completion of the separation and distribution.

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

The Employee Matters Agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of AWI and AFI.  Pursuant to this agreement and in connection with the distribution, AWI transferred assets and liabilities from the AWI defined benefit pension and postretirement plans to AFI that relate to active AFI employees and certain former AFI employees to mirror plans established by AFI.  Based on the analyses provided by our actuaries, approximately $30.0 million and approximately $90.0 million of defined benefit pension and postretirement benefit plan net liabilities under AWI’s plans as of April 1, 2016, respectively, transferred to mirror plans established by AFI.

Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to utilize the “Armstrong” trade name and logo.  Pursuant to the Transition Trademark License Agreement, AFI provided us with a five year royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme.

Under the Campus Lease Agreement, certain portions of the AWI headquarters are being leased to AFI to use as its corporate headquarters for an initial term of five years, subject to certain renewal rights.

The following is a summary of the results of operations related to AFI, our former Resilient Flooring and Wood Flooring segments, which are presented as discontinued operations.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2016	2015
Net sales	$326.6	$284.4	$586.0
Cost of goods sold	260.2	237.2	479.2
Gross profit	66.4	47.2	106.8
Selling, general and administrative expenses	44.5	50.5	83.2
Operating income (loss)	21.9	(3.3)	23.6
Other non-operating (income) expense	(0.2)	1.1	-
Earnings (loss) from discontinued operations before income taxes	22.1	(4.4)	23.6
Income tax expense	7.3	0.1	10.7
Earnings (loss) from discontinued operations	$14.8	$(4.5)	$12.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2015 related to AFI.

December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35.5
Accounts and notes receivable, net	70.0
Inventories, net	242.8
Deferred income taxes	5.8
Other current assets	27.2
Total current assets discontinued operations	381.3
Property, plant, and equipment, less accumulated depreciation and amortization	448.2
Intangible assets, net	42.5
Deferred income taxes	1.3
Other non-current assets	7.3
Total non-current assets of discontinued operations	499.3
Total assets of discontinued operations	$880.6
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$149.3
Deferred income taxes	0.3
Total current liabilities	149.6
Long-term debt, less current installments	14.7
Postretirement benefit liabilities	85.2
Pension benefit liabilities	45.5
Other long-term liabilities	3.7
Total non-current liabilities of discontinued operations	149.1
Total liabilities of discontinued operations	$298.7

In connection with the separation and distribution of AFI, on April 1, 2016 we received a $50.0 million dividend from AFI.  In addition, $56.8 million of accumulated other comprehensive losses, net of tax, were transferred to AFI, consisting of amounts related to transferred pension and postretirement liabilities, derivatives liabilities and a cumulative translation adjustment. The impact of these items, in addition to the net effect of all assets and liabilities transferred to AFI upon separation resulted in a $641.9 million reduction to additional paid-in capital as of June 30, 2016.

The following is a summary of total depreciation and amortization and capital expenditures related to AFI which are presented as discontinued operations and included as components of operating and investing cash flows on our consolidated statements of cash flows:

	Six Months Ended June 30,
	2016	2015
Depreciation and amortization	$11.4	$19.1
Purchases of property, plant and equipment	(8.4)	(26.0)

European Resilient Flooring

On December 4, 2014, our Board of Directors approved the cessation of funding to our DLW subsidiary, which at that time was our European flooring business.  As a result, DLW management filed for insolvency in Germany on December 11, 2014.

The DLW insolvency filing in December 2014 resulted in our disposal and presentation of DLW for all historical periods as a discontinued operation.  However, the insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015.  In determining the U.S. tax impact of the disposition, the liabilities, including an unfunded pension liability of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

approximately $115.0 million, were considered proceeds.  However, pension deductions for tax purposes result only when the benefit payments are made.  Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million were recorded in the first quarter of 2015 within discontinued operations for the tax benefit of the future pension deductions.

At deconsolidation, DLW had a net liability of $12.9 million, representing assets of $151.9 million and liabilities of $164.8 million, which were removed from our balance sheet.  This net liability was recognized as a contingent liability on our consolidated balance sheet pending the closure and results of the insolvency proceedings.  Any shortfall will be recognized immediately when identified and any excess will be reflected when insolvency proceedings are finalized, all through discontinued operations.  The amount of the net liability was $12.0 million as of June 30, 2016.

The following is a summary of the results related to the DLW business, (previously shown within the Resilient Flooring reporting segment), which are included in discontinued operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gain (loss) on disposal of discontinued business before income tax	$0.2	$(0.3)	$0.1	$(0.9)
Income tax (benefit)	(0.1)	-	(1.9)	(43.4)
Net gain (loss) on disposal of discontinued business	$0.3	$(0.3)	$2.0	$42.5

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2016	December 31, 2015
Customer receivables	$130.9	$114.0
Customer notes	0.6	0.7
Miscellaneous receivables	5.0	6.4
Less allowance for warranties, discounts and losses	(9.6)	(6.8)
Accounts and notes receivable, net	$126.9	$114.3

Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	June 30, 2016	December 31, 2015
Finished goods	$75.3	$74.2
Goods in process	3.5	4.2
Raw materials and supplies	33.8	32.0
Less LIFO and other reserves	(8.4)	(9.0)
Total inventories, net	$104.2	$101.4

NOTE 6. OTHER CURRENT ASSETS

	June 30, 2016	December 31, 2015
Prepaid expenses	$15.8	$18.2
Fair value of derivative assets	1.1	3.4
Other	3.4	12.1
Total other current assets	$20.3	$33.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 7. EQUITY INVESTMENT

Investment in joint venture as of June 30, 2016 reflected our 50% equity interest in WAVE.  Condensed income statement data for WAVE is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$104.0	$94.1	$197.9	$180.7
Gross profit	56.6	46.7	106.9	87.5
Net earnings	43.0	35.6	82.2	66.1

NOTE 8. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets as of June 30, 2016 and December 31, 2015.

		June 30, 2016		December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$165.4	$80.8	$165.4	$76.7
Developed technology	15 years	82.6	52.6	82.2	49.9
Other	Various	14.0	2.0	14.8	1.9
Total		$262.0	$135.4	$262.4	$128.5
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	314.1		313.3
Total intangible assets		$576.1		$575.7

	Six Months Ended
	June 30,
	2016	2015
Amortization expense	$7.0	$7.1

NOTE 9. OTHER NON-CURRENT ASSETS

	June 30, 2016	December 31, 2015
Cash surrender value of Company owned life insurance policies	$54.1	$51.6
Investment in deferred compensation plans	2.5	1.6
Other	6.7	3.8
Total other non-current assets	$63.3	$57.0

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2016	December 31, 2015
Payables, trade and other	$118.6	$127.5
Employment costs	20.8	41.8
Current portion of pension and postretirement liabilities	14.2	14.3
Contingent liability related to discontinued operations	12.0	12.1
Other	36.6	35.4
Total accounts payable and accrued expenses	$202.2	$231.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 11. SEVERANCE AND RELATED COSTS

During the first quarter of 2016, we recorded $2.4 million in Unallocated Corporate for severance and related costs as a result of our initiative to separate our flooring business from our ceiling business.  These costs, along with costs incurred in the fourth quarter of 2015, reflect approximately 30 position eliminations (including our former Chief Executive Officer) and are reflected within Separation costs on the statement of earnings.

In response to China market conditions, during the fourth quarter of 2015 we recorded $2.0 million in cost of goods sold and $0.9 million in SG&A for severance and related costs related to the idling one of our plants in China effective during the fourth quarter of 2016. During the second quarter of 2016, we recorded an additional $3.0 million in cost of goods sold for severance and related costs related to the plant idling.

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings from continuing operations before income taxes	$41.3	$33.0	$46.2	$55.4
Income tax expense	24.7	17.9	36.7	34.6
Effective tax rate	59.8%	54.2%	79.4%	62.5%

The effective tax rate for the second quarter of 2016 and the first six months of 2016 was higher than the comparable periods of 2015 primarily due to negative tax impacts resulting from the separation of AFI, most notably the revaluation of state deferred tax assets and liabilities and, for the first six months of 2016, an increase in non-deductible costs resulting from the separation.

We do not expect to record any material changes during 2016 to unrecognized tax benefits that were claimed on tax returns covering tax years ending on or before December 31, 2015.

As of June 30, 2015, we consider foreign unremitted earnings to be permanently reinvested.

NOTE 13. DEBT

On April 1, 2016, we refinanced our $1,275.0 million senior credit facility, utilizing a $50.0 million cash dividend from AFI and cash on hand to pay down a portion of the debt outstanding.  The $1,050.0 million new credit facility is composed of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The terms of the credit facility resulted in a lower interest rate spread for both the revolving credit facility and Term Loan A (2.00% vs. 2.50%) and a higher spread for Term Loan B (3.25% vs. 2.50%).  In addition, we lowered the interest rate floor on the Term Loan B from 1.00% to 0.75%. We also extended the maturity of both the revolving credit facility and Term Loan A from March 2018 to April 2021 and of Term Loan B from November 2020 to April 2023.  In connection with the refinancing, we paid $9.3 million of bank, legal and other fees, of which $8.1 million were capitalized and recorded as a component of long-term debt and are being amortized into interest expense over the lives of the underlying loans.  Additionally, we wrote off $1.1 million of unamortized debt financing costs, included as a component of interest expense, during the three months ended June 30, 2016 related to our previous credit facility.  Finally, in connection with the refinancing, we executed new interest rate swaps.  See Note 16 for additional details.

In March 2016, we amended and decreased our $100.0 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia to $40.0 million to reflect a lower anticipated receivables balance in connection with the separation of AFI, and we extended the maturity date to March 2019.  As of June 30, 2016, there were no outstanding borrowings on the accounts receivable securitization facility.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$2.2	$2.5	$4.4	$5.0
Interest cost on projected benefit obligation	16.5	12.6	33.0	25.2
Expected return on plan assets	(26.2)	(21.6)	(52.4)	(43.3)
Amortization of prior service cost	0.4	0.3	0.8	0.5
Amortization of net actuarial loss	11.4	11.4	22.8	22.8
Net periodic pension cost	$4.3	$5.2	$8.6	$10.2
Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.1	$(0.2)	$0.2	$(0.4)
Interest cost on projected benefit obligation	1.0	(1.4)	2.0	(2.8)
Amortization of prior service credit	(0.1)	0.1	(0.2)	0.2
Amortization of net actuarial gain	(1.3)	1.4	(2.6)	3.0
Net periodic postretirement benefit (credit)	$(0.3)	$(0.1)	$(0.6)	$-

Non-U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$0.6	$0.6	$1.1	$1.1
Interest cost on projected benefit obligation	1.8	1.9	3.5	3.7
Expected return on plan assets	(2.0)	(1.9)	(4.0)	(3.8)
Amortization of prior service cost	-	-	-	0.1
Amortization of net actuarial loss	0.3	0.6	0.6	1.2
Net periodic pension cost	$0.7	$1.2	$1.2	$2.3

Prior to our separation of AFI, we expected to contribute $17.9 million to our U.S. postretirement benefit plans in 2016. For the six months ended June 30, 2016, we have contributed $6.9 million to our U.S. postretirement benefit plans and we expect to contribute an additional $5.8 million to our U.S. postretirement benefit plans during the remainder of 2016.  The reduction in our expected 2016 U.S. postretirement benefit plans contributions was a result of the transfer of U.S. postretirement benefit plan liabilities to AFI.  See Note 3 for additional details.

NOTE 15. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	June 30, 2016		December 31, 2015
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (Liabilities), net:
Total long-term debt, including current portion	$(873.8)	$(870.6)	$(988.3)	$(989.4)
Foreign currency contracts	0.8	0.8	3.3	3.3
Natural gas contracts	0.3	0.3	(0.8)	(0.8)
Interest rate swap contracts	(7.6)	(7.6)	(10.6)	(10.6)

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets is summarized below:

	June 30, 2016		December 31, 2015
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets (Liabilities), net:
Foreign currency contracts	$0.8	-	$3.3	-
Natural gas contracts	-	$0.3	-	$(0.8)
Interest rate swap contracts	-	(7.6)	-	(10.6)

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities.  As a result, we are exposed to fluctuations in the price of natural gas.  We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward.  The contracts are based on forecasted usage of natural gas measured in mmBtu’s.  There is a high correlation between the hedged item and the hedge instrument.  The gains and losses on these instruments offset gains and losses on the transactions being hedged.  These instruments are designated as cash flow hedges.  As of June 30, 2016 and December 31, 2015, the notional amount of these hedges was $2.9 million and $9.2 million, respectively.  The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately.  The earnings impact of the ineffective portion of these hedges was not material for the three and six months ended June 30, 2016 and 2015.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates.  To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues.  We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows.  Our major foreign currency exposures as of June 30, 2016, based on operating profits by currency, are to the Russian ruble, Canadian dollar and the British pound.

We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates.  These derivative instruments are used for forecasted transactions and are classified as cash flow hedges.  Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged.  The notional amount of these hedges was $44.0 million and $38.4 million as of June 30, 2016 and December 31, 2015, respectively.  Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings.  The earnings impact of the ineffective portion of these hedges was not material for the three and six months ended June 30, 2016 and 2015.

Currency Rate Risk - Intercompany Loans and Dividends

Where efficient, reliable and liquid markets exist we may utilize foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends.  The translation adjustments related to these loans and any offsetting gains or losses on the related derivative contracts are recorded in other non-operating income or expense.  The notional amount of these hedges was $6.1 million at December 31, 2015.  We did not have any open hedges related to intercompany loans and dividends as of June 30, 2016.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Interest expense on variable-rate liabilities increases or decreases as a result of interest rate fluctuations. The following table summarizes our interest rate swap as of June 30, 2016:

Trade Date	Notional Amount	Interest Rate Paid	Coverage Period	Risk Coverage
April 16, 2013	$250.0	1.398%	November 2015 to March 2018	Term Loan A
April 1, 2016	$200.0	1.231%	April 2016 to March 2021	Term Loan A
April 1, 2016	$100.0	1.756%	April 2016 to March 2023	Term Loan B

In connection with the refinancing of our credit facilities, $450.0 million of notional amount Term Loan B swaps with a trade date of March 27, 2012 were settled and $10.7 million of losses recorded as a component of accumulated other comprehensive income were reclassified to interest expense during the three months ended March 31, 2016, with the cash payment for the settlement of this swap occurring during the second quarter of 2016.  Under the terms of the Term Loan A swap with trade dates of April 16, 2013 and April 1, 2016 we receive 3-month LIBOR and pay a fixed rate over the hedged period.  Under the terms of our Term Loan B swap with a trade date of April 1, 2016, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.  These swaps are designated as a cash flow hedges against changes in LIBOR for a portion of our variable rate debt. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings.  The mark-to-market gains or losses on ineffective portion of hedges are recognized in interest expense.  There was no earnings impact of the ineffective portion of these hedges for the three and six months ended June 30, 2016 and 2015.

See Note 13 for additional details related to our April 1, 2016 credit facility refinancing.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2016 and December 31, 2015. We had no derivative liabilities not designated as hedging instruments as of June 30, 2016 or December 31, 2015.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$0.3	$-	Accounts payable and accrued expenses	$-	$0.8
Foreign exchange contracts	Other current assets	0.8	3.4	Accounts payable and accrued expenses	0.2	0.1
Foreign exchange contracts	Other non-current assets	0.2	-	Other long-term liabilities	-	-
Interest rate swap contracts	Other non-current assets	-	-	Other long-term liabilities	7.6	10.6
Total derivatives designated as hedging instruments		$1.3	$3.4		$7.8	$11.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2016	2015		2016	2015	2016	2015
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$0.3	$(1.6)	Cost of goods sold	$0.5	$(1.1)	$1.3	$(2.6)
Foreign exchange contracts – purchases	(0.2)	0.9	Cost of goods sold	(0.1)	0.1	(0.5)	0.2
Foreign exchange contracts – sales	0.6	4.0	Net sales	(0.3)	1.7	(2.1)	4.0
Interest rate swap contracts	(7.6)	(11.9)	Interest expense	-	-	10.7	-
Total	$(6.9)	$(8.6)		$0.1	$0.7	$9.4	$1.6

As of June 30, 2016 the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.9 million.

There was no pre-tax gain or loss recognized in income for derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2016 or 2015.

NOTE 17. PRODUCT WARRANTIES

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

The following table summarizes the activity for the accrual of product warranties for the six months ended June 30, 2016 and 2015:

	2016	2015
Balance at January 1,	$0.4	$0.2
Reductions for payments	(3.5)	(0.7)
Current year warranty accruals	5.8	0.7
Balance at June 30,	$2.7	$0.2

NOTE 18. OTHER LONG-TERM LIABILITIES

	June 30, 2016	December 31, 2015
Long-term deferred compensation arrangements	$17.7	$18.7
Long-term portion of derivative liabilities	7.6	10.6
U.S. workers' compensation	1.6	1.1
Postemployment benefit liabilities	2.3	2.0
Environmental liabilities	3.5	6.0
Other	3.9	4.9
Total other long-term liabilities	$36.6	$43.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE (LOSS)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2015	$(33.8)	$(3.3)	$(450.3)	$(487.4)
Separation of AFI, net of tax (benefit) of $-, $-, ($37.8), and ($37.8)	(4.6)	(0.4)	61.8	56.8
Other comprehensive (loss) income before reclassifications, net of tax expense of $ -, $3.9, $0.2, and $4.1	(11.8)	(6.6)	3.1	(15.3)
Amounts reclassified from accumulated other comprehensive (loss)	-	6.1	13.9	20.0
Net current period other comprehensive (loss) income	(11.8)	(0.5)	17.0	4.7
Balance at June 30, 2016	$(50.2)	$(4.2)	$(371.5)	$(425.9)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2014	$(8.3)	$(4.0)	$(483.2)	$(495.5)
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $ -, $0.4, ($3.0), and ($2.6)	(7.9)	(0.1)	3.0	(5.0)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.0)	18.1	17.1
Net current period other comprehensive (loss) income	(7.9)	(1.1)	21.1	12.1
Balance at June 30, 2015	$(16.2)	$(5.1)	$(462.1)	$(483.4)

(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Six Months Ended June 30,
	2016	2015
Derivative Adjustments:
Natural gas commodity contracts	$1.3	$2.6	Cost of goods sold
Foreign exchange contracts - purchases	(0.5)	(0.2)	Cost of goods sold
Foreign exchange contracts - sales	(2.1)	(4.0)	Net sales
Interest rate swap contracts	10.7	-	Interest expense
Total (loss) income before tax	9.4	(1.6)
Tax impact	(3.3)	0.6	Income tax expense
Total income (loss), net of tax	6.1	(1.0)

Pension and Postretirement Adjustments:
Prior service cost amortization	0.3	0.4	Cost of goods sold
Prior service cost amortization	0.3	0.4	SG&A expense
Amortization of net actuarial loss	11.0	14.2	Cost of goods sold
Amortization of net actuarial loss	9.8	12.8	SG&A expense
Total expense before tax	21.4	27.8
Tax impact	(7.5)	(9.7)	Income tax expense
Total expense, net of tax	13.9	18.1
Total reclassifications for the period	$20.0	$17.1

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

In a few cases, we are one of several potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  We are currently pursuing coverage and recoveries under those policies with respect to certain of the sites, including in respect of the St. Helens, OR site, the Macon, GA site and the Elizabeth City, NC site, each of which is summarized below.  These efforts include two active and independent litigation matters against legacy primary and excess policy insurance carriers for recovery of fees and costs incurred by us in connection with our investigation and remediation activities for such sites.  These proceedings are currently in early stages and we are unable to predict the outcome of these matters or the timing of any recoveries, whether through settlement or otherwise.

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

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR Building Products facility, which was previously owned by Kaiser and then OC.  The Consent Order requires that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”), which is comprised of Upland and Lowland areas.  The Consent Order further requires us, Kaiser and OC to conduct an RI/FS in the In-Water area of the adjacent Scappoose Bay.

We are currently in an investigation phase for both the Owned Property and the Scappoose Bay and are working with ODEQ, Kaiser and OC to finalize the reports to move to the Feasibility Study phase.  We have determined that it is probable that remedial action for certain portions of both the Upland and Lowland areas of the Owned Property will be required.  The current estimate of our future liability at the site includes any remaining known investigation work required by the Consent Order and the current projected cost of possible remedies for certain portions of the Owned Property.  At this time, we are unable to reasonably estimate any remediation costs that we may ultimately incur with respect to other portions of the Owned Property or the Scappoose Bay or whether the projected costs for the areas we have included in our current estimate will increase.  Additional investigative or remedial action required by ODEQ could result in additional costs greater than the amounts currently estimated.  We believe that our ongoing work with ODEQ and Kaiser may enable us to reasonably estimate costs in 2017, and those costs may be material. As discussed above, we are currently unable to predict the outcome or the timing of our insurance recovery proceedings.  Accordingly, additional estimated costs for this matter may be incurred without regard for, and prior to, the resolution of our insurance recovery proceedings.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our Building Products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, portions of Rocky Creek, and certain tributaries leading to Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably PCBs.

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill”).  We concluded the investigative phase of the Removal Action for the WWTP Landfill and submitted our final Engineering Evaluation/Cost Analysis (“EE/CA”) to the EPA in 2013.  The EPA subsequently approved the EE/CA and issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action.  In July 2014, we entered into an Administrative Order on Consent for Removal Action with the EPA for the WWTP Landfill.  The EPA approved the Removal Action Work Plan on March 30, 2015 and the removal work commenced in the third quarter of 2015.  This work was completed early in the second quarter of 2016.  Our estimate of future liability includes costs for final report preparation and monitoring for the WWTP Landfill.

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

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.   Although the parties initially submitted the RI/FS work plan to the EPA in 2004, the EPA did not approve the RI/FS work plan until August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports.  The supplemental reports were submitted to the agency in January 2015; in July 2015, the agency issued comments on those reports.  We responded to the comments in August 2015 and have heard nothing from the agency since. We are unable to reasonably estimate any additional investigative costs or determine whether remediation will be required.  If remediation is required, the related costs may be material, although we expect these costs to be shared with CBS and the Navy.

Summary of Financial Position

Liabilities of $3.5 million as of June 30, 2016 and $6.0 million as of December 31, 2015 were recorded for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made.  Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available.  These liabilities are undiscounted.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record probable recoveries that are either available through settlement or anticipated to be recovered through negotiation or litigation as assets in the Condensed Consolidated Balance Sheets.  No material amounts were recorded for probable recoveries as of June 30, 2016 or December 31, 2015.

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

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings from continuing operations	$16.6	$15.1	$9.5	$20.8
Earnings allocated to participating non-vested share awards	(0.1)	(0.2)	-	(0.2)
Earnings from continuing operations attributable to common shares	$16.5	$14.9	$9.5	$20.6

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2016 and 2015 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic shares outstanding	55.6	55.5	55.6	55.4
Dilutive effect of common stock equivalents	0.4	0.3	0.3	0.4
Diluted shares outstanding	56.0	55.8	55.9	55.8

Anti-dilutive stock options excluded from the computation of diluted EPS for the three and six months ended June 30, 2016 were 478,428 and 708,010, respectively. Anti-dilutive stock options excluded from the computation of diluted EPS for the three and six months ended June 30, 2015 were 8,175 and 142,250, respectively.

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

On April 1, 2016, we completed our previously announced separation of Armstrong Flooring, Inc. (“AFI”) by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock.  Subsequent to the separation and distribution, AWI and AFI operated as two independent, publicly-traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate the Building Products (Ceilings) segment.  Beginning in the second quarter of 2016, AFI’s historical financial results for periods prior to April 1, 2016 are reflected in our Condensed Consolidated Financial Statements as a discontinued operation.  See Note 3 to the Condensed Consolidated Financial Statements for additional information.

We are focused on driving sustainable shareholder value creation. Our strategic priorities are to accelerate profitable volume growth globally and to improve the returns in our international business. Our primary goal is to expand into new and existing markets and by selling a broader array of products and solutions into those markets.

As of June 30, 2016, we operated 15 manufacturing plants in eight countries, including six plants located throughout the U.S.  Three of our plants are leased and the remaining 12 are owned.  During the fourth quarter of 2015, we decided to idle one of our facilities in China, effective in the fourth quarter of 2016.

Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., operates 9 additional plants in five countries to produce suspension system (grid) products which we use in our ceiling systems.

Reportable Segments

Effective April 1, 2016 and in connection with our separation of AFI, our former Resilient Flooring and Wood Flooring segments have been excluded from our results of continuing operations.  In addition, effective April 1, 2016, we disaggregated our former Building Products operating segment into the following three distinct geographical segments:  Americas; Europe, Middle East and Africa (“EMEA”) and Pacific Rim.

Each of our geographical segments produce suspended fiber and metal ceilings for use in commercial and institutional settings in addition to sourcing complimentary ceiling products.  Commercial ceiling materials and accessories are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold in the Americas primarily to wholesalers and retailers (including large home centers).  Each segment also includes our WAVE joint venture, which manufactures suspension system (grid) products that are invoiced by both us and WAVE.  Residential ceiling products are sold in the Americas primarily to wholesalers and retailers (including large home centers).

In addition, effective April 1, 2016, we reclassified the majority of the assets and liabilities formally allocated to our Unallocated Corporate segment to our Americas segment for all periods presented.  The assets and liabilities reclassified to our Americas segment most notably included the Armstrong trade name intangible asset, property, plant and equipment comprised primarily of Corporate campus facilities, the cash surrender value of life insurance supporting deferred compensation liabilities and income tax assets and liabilities and pension and postretirement assets and liabilities.

Balance sheet items classified as Unallocated Corporate primarily include cash and cash equivalents and outstanding borrowings under our senior credit facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 2016, in anticipation of the April 1, 2016 AFI separation, the majority of our historical corporate support functions, representing costs of approximately $16.0 million and $36.0 million for the three and six months ended June 30, 2016, respectively, were incorporated into our Americas segment.  As a result, unallocated corporate support expenses have decreased significantly during the three and six months ended June 30, 2016 in comparison to the same periods in 2015.  For the three and six months ended June 30, 2016 and 2015 Unallocated Corporate segment operating (loss) was comprised of the following (dollar amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Corporate expenses	$(1.3)	$(17.9)	$(3.4)	$(39.3)
Separation costs	(3.9)	(5.1)	(31.0)	(9.4)
Total Unallocated Corporate segment operating (loss)	$(5.2)	$(23.0)	$(34.4)	$(48.7)

In addition to AFI, the financial results of our formerly owned European Resilient Flooring business are classified as discontinued operations for all periods presented.

See Note 2 to the Condensed Consolidated Financial Statements for additional financial information on our consolidated company and our reportable segments.

Factors Affecting Revenues

Markets. We compete in building material markets around the world, with the majority of our sales in the Americas.  We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity including Gross Domestic Product, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, and corporate profits and retail sales.  In addition, we noted several factors and trends within our markets that we believe directly affected our business performance during the second quarter of 2016, including:

Americas

Americas activity expanded broadly across most geographies in North America and the U.S. commercial office market continued to improve.  We believe we experienced growth from new construction and renovation activity based on the mix of products sold as we saw volume growth across the product portfolio.

EMEA

We experienced continued softness in commercial sectors, such as office, education and healthcare.  Overall market softness was exacerbated by continued low global oil prices which heavily impacted market growth opportunities in economies closely linked to oil, such as Russia and the Middle East.  Building activity in the Middle East has also been negatively impacted by lower project funding.

Pacific Rim

Commercial office markets in China continued to experience challenging conditions while India markets were impacted by tight project financing.

Average Unit Value.  We periodically modify prices in each of our business segments due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of competitive reactions and changing market conditions.  Additionally, we offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.   In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and geographic mix impacting our revenues.  We estimate that favorable AUV increased our total consolidated net sales in the second quarter and first six months of 2016 by approximately $4 million and $4 million, respectively, compared to the same periods of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of 2016, we implemented ceiling tile pricing increases in the Americas, EMEA and Pacific Rim.  In the second quarter of 2016 we announced a ceiling tile pricing increase in the Americas that will be effective in the third quarter of 2016.  In the second quarter of 2016 our grid business implemented a pricing increase in the Americas and announced a pricing increase that will be effective in the third quarter of 2016 in EMEA.  We may implement additional pricing actions based on upon future movements in raw material prices or foreign currency valuations.

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for fiberglass, mineral wool, perlite, starch and waste paper.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  In the second quarter and first six months of 2016, costs for raw materials, sourced products and energy positively impacted operating income by $2 million and $7 million when compared to the same periods of 2015.

Employees

As of June 30, 2016 and December 31, 2015, we had approximately 3,800 full-time and part-time employees worldwide.  As a result of the separation, approximately 3,900 of our former employees were employed by AFI effective April 1, 2016.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is Favorable/
	2016	2015	(Unfavorable)
Three Months Ended June 30,
Total consolidated net sales	$314.3	$306.1	2.7%
Operating income	$51.7	$41.2	25.5%

Six Months Ended June 30,
Total consolidated net sales	$601.7	$598.1	0.6%
Operating income	$73.3	$75.3	(2.7)%

Excluding the unfavorable impact of foreign exchange of $4 million, consolidated net sales for the second quarter of 2016 increased 3.9% due to higher volumes of $8 million and favorable AUV of $4 million.  Excluding the unfavorable impact of foreign exchange of $11 million, consolidated net sales for the first six months of 2016 increased 2.6% due to higher volumes of $11 million and favorable AUV of $4 million.

Cost of goods sold in the second quarter of 2016 was 70.9% of net sales, compared to 70.1% for the same period in 2015.  Cost of goods sold in the first six months of 2016 was 70.8% of net sales, compared to 69.8% for the same period of 2015.

SG&A expenses in the second quarter of 2016 were $55.8 million, or 17.8% of net sales, compared to $61.6 million, or 20.1% of net sales, for the same period in 2015.  SG&A expenses in the first six months of 2016 were $109.5 million, or 18.2% of net sales, compared to $125.9 million, or 21.0% of net sales, for the same period of 2015.  The decreases in SG&A expenses in the second quarter and first six months of 2016 were primarily the result of cost control measures, particularly in international markets to offset soft market demand, plus the net impact of the separation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Separation costs in the second quarter and first six months of 2016 were $3.9 million and $31.0 million, respectively.  Separation costs in the second quarter and first six months of 2015 were $5.1 million and $9.4 million, respectively. Separation costs primarily related to outside professional services and employee retention and severance accruals incurred to separate the flooring business from our ceilings business.

Equity earnings from our WAVE joint venture were $19.9 million for the second quarter of 2016, compared to $16.4 million in the second quarter of 2015 and $38.0 million for the first half of 2016 compared to $30.0 million for the same period in 2015.  Earnings in both periods increased due to the impact of higher sales.  See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $12.5 million for the second quarter of 2016 compared to $11.4 million in the second quarter of 2015.  Interest expense was $34.4 million for first six months of 2016 compared to $22.6 million for the same period of 2015. We refinanced our credit facilities in April 2016.  In connection with the refinancing of our credit facilities, $450.0 million of notional amount Term Loan B swaps with a trade date of March 27, 2012 were settled and $10.7 million of losses recorded as a component of accumulated other comprehensive income were reclassified to interest expense during the first quarter of 2016, with the cash payment for the settlement of this swap occurring in the second quarter of 2016. Also in connection with the refinancing, we paid $9.3 million of bank, legal and other fees, of which $8.1 million were capitalized and recorded as a component of long-term debt and are being amortized into interest expense over the lives of the underlying loans.  Additionally, we wrote off $1.1 million of unamortized debt financing costs, included as a component of interest expense, during the three months ended June 30, 2016 related to our previous credit facility.

Other non-operating income was $2.1 million and $7.3 million for the second quarter and first six months of 2016, respectively.  Other non-operating income was $3.4 million and $5.4 million for the second quarter and first six months of 2015, respectively. The changes in other non-operating income were primarily due to foreign exchange gains on the translation of unhedged cross-currency intercompany loans.

Income tax expense was $24.7 million for the second quarter of 2016 compared to $17.9 million in the second quarter of 2015.  The effective tax rate for the second quarter of 2016 was 59.8% as compared to a rate of 54.2% for the same period of 2015.  Income tax expense was $36.7 million for the first six months of 2016 compared to $34.6 million in the same period of 2015.  The effective tax rate for the first six months of 2016 was 79.4% as compared to a rate of 62.5% for the same period of 2015.  The effective tax rate for the second quarter and the first six months of 2016 was higher than the comparable periods in 2015 primarily due to the negative tax impacts resulting from the separation of AFI, most notably the revaluation of state deferred tax assets and liabilities and, for the first six months of 2016, an increase in non-deductible costs resulting from the separation.

Total other comprehensive income (“OCI”) was a loss of $6.1 million in the second quarter of 2016 compared to income of $16.0 million for the second quarter of 2015.  Total OCI was $4.7 million in the first six months of 2016 compared to $12.1 million for the first six months of 2015.  Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies.  Amounts in the second quarter of 2016 were driven primarily by changes in the exchange rates of the British pound and the Chinese renminbi.  Amounts in the first six months of 2016 were driven primarily by changes in the exchange rates of the British pound, the Chinese renminbi and the Australian dollar.  Amounts in the second quarter of 2015 were driven primarily by changes in the exchange rates of the British pound.  Amounts in the first six months of 2015 were driven primarily by changes in the exchange rates of the Euro and the Australian dollar.  Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.  The period changes are primarily due to the mark to market changes related to our interest rate swap derivatives.  Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined-benefit pension and postretirement plans.  The amounts in all periods primarily related to the amortization of losses on the U.S. pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Americas

(dollar amounts in millions)

			Change is Favorable/
	2016	2015	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$214.8	$202.7	6.0%
Operating income	$64.3	$71.9	(10.6)%

Six Months Ended June 30,
Total segment net sales	$414.9	$394.0	5.3%
Operating income	$120.4	$136.3	(11.7)%

Excluding the unfavorable impact of foreign exchange of $1 million, net sales in the Americas for the second quarter of 2016 increased 6.3% due to higher volumes of $10 million and favorable AUV of $3 million in the U.S. market. Excluding the unfavorable impact of foreign exchange of $2 million, net sales in the Americas for the first half of 2016 increased 5.9% due to higher volumes of $22 million and favorable AUV of $1 million in the U.S. market.

Operating income decreased in the second quarter of 2016 as favorable AUV of $2 million, the margin impact of higher volumes of $4 million and higher earnings from WAVE of $4 million were more than offset by higher SG&A expenses of $13 million and higher manufacturing and input costs of $2 million.  The increase in SG&A and manufacturing and input costs in the second quarter were primarily due to increased costs as a result of the separation.  Operating income decreased in the first six months of 2016, driven by the margin impact of unfavorable AUV of $3 million, unfavorable manufacturing and input costs of $5 million and higher SG&A expenses of $26 million due primarily to increased costs as a result of the separation, partially offset by the margin impact of higher volumes of $9 million, higher earnings from WAVE of $8 million.

EMEA

(dollar amounts in millions)

			Change is Favorable/
	2016	2015	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$65.6	$68.6	(4.4)%
Operating (loss)	$(5.3)	$(6.2)	14.5%

Six Months Ended June 30,
Total segment net sales	$125.2	$139.1	(10.0)%
Operating (loss)	$(9.3)	$(8.3)	(12.0)%

Excluding the unfavorable impact of foreign exchange of $2 million, net sales in the EMEA markets decreased 1.9% in the second quarter of 2016 due to lower volumes of $1 million as lower sales in the Middle East were mostly offset by higher sales in Russia.  Excluding the unfavorable impact of foreign exchange of $6 million, net sales in the EMEA markets decreased 5.6% in the first six months of 2016 due to lower volumes of $8 million, which was almost entirely due to lower sales in the Middle East.

Operating loss decreased in the second quarter of 2016 due to savings in SG&A expenses of $2 million partially offset by the margin impact of lower volumes of $1 million.  Operating loss increased in the first six months of 2016, driven by the margin impact of lower volumes of $4 million and the margin impact of unfavorable AUV of $2 million which was mostly offset by lower SG&A expenses of $5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pacific Rim

(dollar amounts in millions)

			Change is Favorable/
	2016	2015	(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$33.9	$34.8	(2.6)%
Operating (loss)	$(2.1)	$(1.5)	(40.0)%

Six Months Ended June 30,
Total segment net sales	$61.6	$65.0	(5.2)%
Operating (loss)	$(3.4)	$(4.0)	15.0%

Excluding the unfavorable impact of foreign exchange of $1 million, net sales in the Pacific Rim for the second quarter of 2016 increased 1.2% due to favorable AUV of $1 million offset by lower volumes of $1 million.  Second quarter of 2016 sales in India increased while China and Australia net sales were flat.  Excluding the unfavorable impact of foreign exchange of $3 million, net sales in the Pacific Rim for the first six months of 2016 decreased 0.5% due to lower volumes of $3 million and favorable AUV of $3 million. Sales for the first six months of 2016 in India, China and Australia were all essentially flat in comparison to the prior year.

Operating loss increased in the second quarter of 2016 due to $3 million of additional severance charges associated with the idling of a plant in China, which offset the favorable impact from AUV of $2 million and lower SG&A expenses of $1 million.  Operating loss decreased in the first six months of 2016 as the favorable impact from AUV of $3 million, lower manufacturing and input costs of $1 million and lower SG&A of $1 million were mostly offset by $3 million of severance charges associated with the idling of a plant in China and the margin impact of lower sales volumes of $1 million.

Unallocated Corporate

Unallocated corporate expense of $5.2 million in the second quarter of 2016 and $34.4 million for the first six months of 2016 decreased from $23.0 million and $48.7 million, respectively, in the prior year. The decreases were due to the inclusion of most of the Corporate functions within the Americas segment as a result of the separation, partially offset by lower separation costs of $1 million in the second quarter of 2016 and higher separation costs of $22 million for the first six months of 2016 when compared to the prior year periods.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first six months of 2016 used $55.4 million of cash, compared to $58.9 million provided by operating activities in the first six months of 2015. The unfavorable use of cash was primarily due to changes in working capital (primarily separation payments) plus lower net earnings.

Net cash used for investing activities was $3.9 million for the first six months of 2016, compared to $24.3 million used for the first six months of 2015. The decrease in cash used was primarily due to higher return of investment from our WAVE joint venture.

Net cash used for financing activities was $82.9 million for the first six months of 2016, compared to $15.0 million used during the first six months of 2015. The unfavorable cash use was primarily the result of higher payments of debt associated with the separation of AFI and our new credit facility.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.

On April 1, 2016, we refinanced our $1,275.0 million senior credit facility, utilizing the $50.0 million cash dividend from AFI and cash on hand to pay down a portion of the debt outstanding.  The $1,050.0 million new credit facility is composed of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The terms of the credit facility resulted in a lower interest rate spread for both the revolving credit facility and Term Loan A (2.00% vs. 2.50%) and a higher spread for Term Loan B (3.25% vs. 2.50%).  In addition, we lowered the floor on the Term Loan B

Management’s Discussion and Analysis of Financial Condition and Results of Operations

from 1.0% to 0.75%. We also extended the maturity of both the revolving credit facility and Term Loan A from March 2018 to April 2021 and of Term Loan B from November 2020 to April 2023.  In addition, in April 2016, we established a $25.0 million letter of credit facility with the Bank of Nova Scotia, also known as our bi-lateral letter of credit facility.  As of June 30, 2016, there were no outstanding borrowings on the bi-lateral facility.

Under our refinanced senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments.  If our ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow.  These annual payments would be made in the first quarter of the following year.  No payment was required during the first six months of 2016 under the senior credit facility.

The refinanced senior credit facilities include two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0 as of April 1st each year.  As of June 30, 2016, we were in compliance with all covenants of the senior credit facility.

The following table summarizes our interest rate swap as of June 30, 2016 (dollar amounts in millions):

Trade Date	Notional Amount	Interest Rate Paid	Coverage Period	Risk Coverage
April 16, 2013	$250.0	1.398%	November 2015 to March 2018	Term Loan A
April 1, 2016	$200.0	1.231%	April 2016 to March 2021	Term Loan A
April 1, 2016	$100.0	1.756%	April 2016 to March 2023	Term Loan B

In connection with our credit facility refinancing, $450.0 million of notional amount Term Loan B swaps with a trade date of March 27, 2012 were settled and $10.7 million of losses recorded as a component of accumulated other comprehensive income were reclassified to interest expense during the first quarter of 2016, with the cash payment for the settlement of this swap occurring during the second quarter of 2016.

Under the terms of the Term Loan A swaps with a trade dates of April 16, 2013 and April 1, 2016 we receive 3-month LIBOR and pay a fixed rate over the hedged period.  Under the terms of our Term Loan B swap with a trade date of April 1, 2016, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.  The unpaid balances of the Term Loan A, the Revolving Credit Facility and the Term Loan B of the credit facility may be prepaid without penalty at the maturity of their respective interest reset periods.  Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed.  As of June 30, 2016, there was no outstanding balance on the Revolving Credit Facility.

As of June 30, 2016, we had $99.4 million of cash and cash equivalents, $83.3 million in various foreign jurisdictions and $16.1 million in the U.S.

In March 2016, we amended and decreased our $100.0 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia to $40.0 million to reflect a lower anticipated receivables balance in connection with the separation of AFI, and we extended the maturity date to March 2019.  As of June 30, 2016, there were no outstanding borrowings on the accounts receivable securitization facility.

As of June 30, 2016, there were no outstanding borrowings on the accounts receivable securitization facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, we had outstanding letters of credit totaling $56.8 million, of which $7.6 million was issued under the revolving credit facility, $36.2 million was issued under the accounts receivable securitization facility, $12.9 million was issued under the bi-lateral facility and $0.1 million was issued by other banks of international subsidiaries.  Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

	As of June 30, 2016
Foreign Financing Arrangements	Limit	Used	Available
(dollar amounts in millions)
Lines of Credit Available for Borrowing	$4.4	-	$4.4
Lines of Credit Available for Letters of Credit	0.2	$0.1	0.1
Total	$4.6	$0.1	$4.5

These lines of credit are uncommitted, and poor operating results or credit concerns at the related non-U.S. subsidiaries could result in the lines being withdrawn by the lenders.  We have historically been able to maintain and, as needed, replace credit facilities to support our non-U.S. operations.

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization facility and the availability under our $200 million revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CONTRACTUAL OBLIGATIONS

Information related to our contractual obligations at December 31, 2015 can be found in our 2015 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Our long-term debt obligations at June 30, 2016 decreased by $72.4 million in comparison to December 31, 2015 primarily due to the refinance of our senior credit facility on April 1, 2016. See Note 13 for additional details.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2016, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  On April 1, 2016, in connection with the separation and distribution of Armstrong Flooring, Inc. (“AFI”), we entered into several agreements with AFI, including a Transition Services Agreement.

Under the Transition Services Agreement, AFI will provide various services, most notably payroll services, to us during a transition period expiring no later than December 31, 2017.  In addition and as a result of the separation of AFI, planned staffing changes resulted in the transition of responsibilities among certain individuals responsible for executing internal controls.  No other material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2016	371	$42.11	-	-
May 1 – 31, 2016	1,287	$40.85	-	-
June 1 – 30, 2016	231	$41.53	-	-
Total	1,889		N/A	N/A

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

10.1

Transition Services Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.1.

10.2

Tax Matters Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.2.

10.3

Employee Matters Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.3.

10.4

Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.4.

10.5

Transition Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.5.

10.6

Campus Lease Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.6.

10.7

Severance Agreement and Release, dated as of March 30, 2016, by and between Armstrong World Industries, Inc. and Matthew J. Espe is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.7.

10.8

Amended and Restated Credit Agreement, dated as of April 1, 2016, by and among Armstrong World Industries, Inc., as Borrower, certain subsidiaries of Armstrong World Industries, Inc. identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent, the other lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Syndication Agents, Manufacturers and Traders Trust, The Bank of Nova Scotia, Fifth Third Bank, Citizens Bank of Pennsylvania, TD Bank National Association and Bank of Montreal, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and Citibank, N.A., as joint lead arrangers and joint lead managers is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.8.

10.9

Form of 2016 Award Agreement for Performance-Based RSU Grants under the 2016 Long-Term incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on April 14, 2016, wherein it appeared as Exhibit 10.1. *

10.10

Form of Long-Term Time-Based Restricted Stock Unit Grant under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.4. *

Exhibit No.	Description

10.11

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR) for Senior Executives under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.5. *

10.12

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR) under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.6. *

10.13

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow) under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.7. *

10.11

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow) for Senior Executives under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.8. *

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

Date:  July 29, 2016