Form 10-K
period 2017-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2018-02-26
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($46.00 per share) on the New York Stock Exchange (trading symbol AWI) of June 30, 2017 was approximately $2.0 billion.  As of February 21, 2018, the number of shares outstanding of the registrant's Common Stock was 53,105,216.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2018 annual meeting of shareholders, to be filed no later than April 30, 2018 (120 days after the last day of our 2017 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

When we refer to “AWI,” the “Company,” “we,” “our” and “us”, we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and EBITDA (as discussed below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	economic conditions;
•	construction activity;
•

the announced sale of our Europe, Middle East and Africa (including Russia) (“EMEA”) and Pacific Rim businesses is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business;

•	competition;
•	key customers;
•	availability and costs of raw materials and energy;
•	Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc;
•	environmental matters;
•	covenants in our debt agreements;
•	our indebtedness;
•	our liquidity;
•	international operations;
•	strategic transactions;
•	negative tax consequences;
•	the tax consequences of the separation of our flooring business from our ceilings business;
•	defined benefit plan obligations;
•	cybersecurity breaches, claims and litigation;
•	labor;
•	intellectual property rights;
•	costs savings and productivity initiatives; and
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

We are a global leader in the design, innovation and manufacture of commercial and residential ceiling, wall and suspension system solutions. We design, manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool and metal) throughout the Americas.

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., in which AWI holds a 50% interest. The consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction, which is subject to regulatory approvals and other customary conditions, is currently anticipated to close in mid-2018. Our EMEA and Pacific Rim segment’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.

On January 13, 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s operations from the date of acquisition, and its assets and liabilities as of December 31, 2017, have been included as a component of our Architectural Specialties segment.

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”).  AFI’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.

See Note 4 to the Consolidated Financial Statements for additional information related to our acquisition and discontinued operations.

We are focused on driving sustainable shareholder value creation. Our strategic priority is to accelerate profitable sales and earnings growth.  Our goal is to expand into new markets and grow in existing markets in the Americas by selling a broader array of products and solutions into those markets.

Reportable Segments

Effective December 31, 2017 and in connection with the announced sale of our EMEA and Pacific Rim businesses, our historical EMEA and Pacific Rim segments have been excluded from our results of continuing operations.  As a result, effective December 31, 2017 and for all periods presented, our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.  See Note 3 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for additional financial information.

Markets

We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. The major markets in which we compete are:

Commercial.  Our revenue opportunities come from new construction as well as renovation of existing buildings.  Renovation work is estimated to represent the majority of the commercial market opportunity.  Most of our revenue comes from the following sectors of commercial building – office, education, transportation, healthcare and retail.  We monitor U.S. construction starts and follow project activity.  Our revenue from new construction can lag behind construction starts by as much as 18 to 24 months.  We also monitor office vacancy rates, the Architecture Billings Index, state and local government spending, gross domestic product (“GDP”) and general employment levels, which can indicate movement in renovation and new construction opportunities.  We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.  Additionally, we believe that customer preferences for product type, style, color, availability, affordability and ease of installation also affect our revenue.

In our Mineral Fiber segment, we estimate that a majority of our commercial market sales are used for renovation purposes by end-users of our products.  The end-use of our products is based on management estimates as such information is not easily determinable.

Residential.  We also sell mineral fiber products for use in single and multi-family housing.  These products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall.  We compete directly with other domestic and international suppliers of these products.  We estimate that existing home renovation (also known as replacement / remodel) work represents the majority of the residential market opportunity.  Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence.

Approximately 75% of our consolidated net sales are to distributors.  Sales to large home centers account for slightly less than 10% of our consolidated sales.  Our remaining sales are to contractors and retailers.

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

Net sales to three commercial distributors totaling $426.1 million, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our consolidated net sales in 2017.

Working Capital

We produce goods for inventory and sell on credit to our customers.  Generally, our distributors carry inventory as needed to meet local or rapid delivery requirements.  We sell our products to select, pre-approved customers using customary trade terms that allow for payment in the future.  These practices are typical within the industry.

Competition

We face strong competition in all of our businesses.  Principal attributes of competition include product performance, product styling, service and price.  Competition comes from both domestic and international manufacturers.  Additionally, some of our products compete with alternative products or finishing solutions, namely, drywall and exposed structure (also known as open plenum).  Excess industry capacity exists for certain products, which tends to increase price competition.  The following companies are our primary competitors:

CertainTeed Corporation (a subsidiary of Saint-Gobain), Chicago Metallic Corporation (owned by ROCKWOOL International A/S), Georgia-Pacific Corporation, Rockfon A/S (owned by ROCKWOOL International A/S), USG Corporation, Ceilings Plus (owned by USG Corporation), Rulon International, and 9Wood.

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business.  The principal raw materials include: fiberglass, perlite, starch, waste paper, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Finally, we use aluminum and steel in the production of metal ceilings by us and by WAVE, our joint venture that manufactures ceiling grid.

We also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas and water.

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

Sourced Products

Some of the products that we sell are sourced from third parties.  Our primary sourced products include specialty ceiling products.  We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from the Pacific Rim and Europe.  Sales of sourced products represented approximately 15% of our total consolidated revenue in 2017.

In general, we believe we have adequate supplies of sourced products.  However, we cannot guarantee that the supply will remain adequate.

Seasonality

Generally, our sales tend to be stronger in the second and third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction.

Patent and Intellectual Property Rights

Patent protection is important to our business.  Our competitive position has been enhanced by patents on products and processes developed or perfected within AWI or obtained through acquisitions and licenses.  In addition, we benefit from our trade secrets for certain products and processes.

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

Certain of our trademarks, including without limitation,  , Armstrong®, Calla®, Cirrus®, Cortega®, Dune™, Humiguard®, Infusions®, Lyra®, MetalWorks™,  Optima®, Perla™, Soundscapes®, Sustain®, Tectum®, Total Acoustics®,  Ultima®, and WoodWorks®, are important to our business because of their significant brand name recognition.  Registrations are generally for fixed, but renewable, terms.

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

Pursuant to our Purchase Agreement with Knauf related to the sale of our EMEA and Pacific Rim businesses and prior to the closing, AWI anticipates entering into an agreement with Knauf relating to the use of certain intellectual property by Knauf after the closing, including the Armstrong trade name.

We review the carrying value of trademarks annually for potential impairment.  See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information.

Employees

As of December 31, 2017, we had approximately 3,900 full-time and part-time employees worldwide compared to approximately 3,700 as of December 31, 2016.  The increase in total worldwide employees as of December 31, 2017 in comparison to December 31, 2016 was primarily due to our addition of Tectum employees, partially offset by a reduction of employees related to the closure of one of our plants in China.  Excluding our EMEA and Pacific Rim businesses, we had approximately 2,200 employees as of December 31, 2017 compared to approximately 2,000 as of December 31, 2016.

As of December 31, 2017, approximately 75% of our 1,100 production employees in the U.S. were represented by labor unions.  Collective bargaining agreements covering approximately 460 employees at two U.S. plants will expire during 2018.  Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.  We believe that our relations with our employees are satisfactory.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness.  Principal R&D functions include the development and improvement of products and manufacturing processes.  We incurred $17.4 million in 2017, $17.8 million in 2016 and $18.7 million in 2015 of R&D expenses.

Sustainability and Environmental Matters

The adoption of environmentally responsible building codes and standards such as the Leadership in Energy and Environmental Design (“LEED”) rating system established by the U.S. Green Building Council, has the potential to increase demand for products, systems and services that contribute to building sustainable spaces. Many of our products meet the requirements for the award of LEED credits, and we are continuing to develop new products, systems and services to address market demand for products that enable construction of buildings that require fewer natural resources to build, operate and maintain. Our competitors also have developed and introduced to the market products with an increased focus on sustainability.

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

Legal and Regulatory Proceedings

Regulatory activities of particular importance to our operations include proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state Superfund and similar type environmental laws governing existing or potential environmental contamination at several domestically owned, formerly owned and non-owned locations allegedly resulting from past industrial activity.  In a few cases, we are one of several potentially responsible parties and have agreed to jointly fund required investigation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

Most of our facilities are affected by various federal, state and local environmental requirements relating to the discharge of materials or the protection of the environment.  We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities. We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations.

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) filed litigation against us in the United States District Court for the District of Delaware alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and are vigorously defending the matter.

We are involved in various other lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters. From time to time, for example, we may be a party to various litigation matters that involve product liability, tort liability and other claims under various allegations, including illness due to exposure to certain chemicals used in the workplace; or medical conditions arising from exposure to product ingredients or the presence of trace contaminants.  Such allegations may involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe that any current claims are without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  When applicable and appropriate, we will pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands.  While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Liabilities of $13.5 million and $4.7 million as of December 31, 2017 and December 31, 2016, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  See Note 27 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

Website

We maintain a website at http://www.armstrongceilings.com.  Information contained on our website is not incorporated into this document.  Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC.  Reference in this Form 10-K to our website and the SEC’s website is an inactive text reference only.

ITEM 1A.	RISK FACTORS

Unstable market and economic conditions could have a material adverse impact on our financial condition, liquidity or results of operations.

Our business is influenced by market and economic conditions, including inflation, deflation, interest rates, availability and cost of capital, consumer spending rates, energy availability and the effects of governmental initiatives to manage economic conditions.  Volatility in financial markets and the continued softness or further deterioration of national and global economic conditions could have a material adverse effect on our financial condition, liquidity or results of operations, including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;
•

commercial and residential consumers of our products may postpone spending in response to tighter credit, negative financial news and/or stagnation or further declines in income or asset values, which could have a material adverse impact on the demand for our products;

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

Our business could be adversely impacted as a result of uncertainty related to the proposed disposition of our EMEA and Pacific Rim businesses.

The proposed disposition of our EMEA and Pacific Rim businesses to Knauf could cause disruptions to our business or our business relationships, which could have an adverse impact on our results of operations. For example, our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire and retain key personnel, and parties with which we have business relationships may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us. In addition, our management team and other employees are devoting significant time and effort to activities related to the proposed disposition.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed disposition, and many of these fees and costs are payable regardless of whether or not the disposition is completed. In the event the disposition is not completed for any reason, or the timing of its consummation is delayed, our operating results may be adversely affected as a result of the incurring of these significant additional expenses and the diversion of management’s attention.

The proposed disposition of our EMEA and Pacific Rim businesses is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or Knauf or, if not obtained, could prevent the completion of the proposed disposition.

Before the proposed disposition of our EMEA and Pacific Rim businesses to Knauf may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and clearances or approvals must be obtained from various regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the disposition on competition within their relevant jurisdiction.

There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions to the consummation of the disposition and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the disposition, or resulting in additional material costs to us. In addition, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the disposition. Additionally, the completion of the disposition is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would prohibit the completion of the disposition.

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

Our markets are highly competitive.  Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Failure to compete effectively by meeting consumer preferences, developing and marketing innovative solutions, maintaining strong customer service and distribution relationships, growing market share and expanding our solutions capabilities and reach could have a material adverse effect on our financial condition, liquidity or results of operations.  Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products.  Shifting consumer preference in our highly competitive markets, from acoustical solutions to other ceiling and wall products, for example, whether for performance or styling preferences or our inability to develop and offer new competitive performance features could have an adverse effect on our sales.  Similarly, our ability to identify, protect and market new and innovative solutions is critical to our long-term growth strategy, namely to sell into more spaces and sell more solutions in every space.  In addition, excess industry capacity for certain products in several geographic markets could lead to industry consolidation and/or increased price competition.  In certain local markets, we are also subject to potential increased price competition from foreign competitors, which may have lower cost structures.

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

Customer consolidation, and competitive, economic and other pressures facing our customers, may put pressure on our operating margins and profitability.

A number of our customers, including distributors and contractors, have consolidated in recent years and consolidation could continue. Such consolidation could impact margin growth and profitability as larger customers may realize benefits of scale with increased buying power and reduced inventories. The economic and competitive landscape for our customers is constantly changing, and our customers' responses to those changes could impact our business. These factors and others could have an adverse impact on our business, financial condition or results of operations.

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

We may be subject to liability under, and may make substantial future expenditures to comply with, environmental laws and regulations, which could materially adversely affect our financial condition, liquidity or results of operations.

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

In addition, our operations are subject to various environmental, health, and safety laws and regulations.  These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations.  Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may materially adversely affect our financial condition, liquidity or results of operations.

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

On November 20, 2017, we announced that we had entered into a definitive agreement with Knauf to sell our EMEA and Pacific Rim businesses. This transaction, which is subject to regulatory approvals and other customary conditions, is currently anticipated to close in mid-2018.

A significant portion of our products move in international trade.  See Notes 3 and 4 to the Consolidated Financial Statements for further information.  Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks.  Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, high costs in repatriating profits to the United States from some countries, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.  In addition, our international growth strategy depends, in part, on our ability to expand our operations in certain emerging markets.  However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets.  Similarly, our efforts to enhance the profitability or accelerate the growth of our operations in certain markets depends largely on the economic and geopolitical conditions in those local or regional markets.

In addition, in many countries outside of the United States, particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-corruption or anti-bribery laws.  These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business.  Failure to comply with these laws, as well as U.S. and foreign export and trading laws, could subject us to civil and criminal penalties.  As we continue to expand our business, we may have difficulty anticipating and effectively managing these and other risks that our operations may face, which may adversely affect our business outside the United States and our financial condition, liquidity or results of operations.

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

Our U.S. pension plans were overfunded by $29.6 million as of December 31, 2017.  Our unfunded U.S. postretirement plan liabilities were $86.6 million as of December 31, 2017.  If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

A disruption in our information technology systems due to a catastrophic event or security breach could interrupt or damage our operations.

In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to an increasing threat of continually evolving cyber security risks. Any security breach or compromise of our information systems could significantly damage our reputation, cause the disclosure of confidential customer, employee, supplier or company information, including our intellectual property, and result in significant losses, litigation, fines and costs. The security measures we have implemented to protect against unauthorized access to our information systems and data may not be sufficient to prevent breaches. The regulatory environment related to information security, data collection and privacy is evolving, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

We also compete through our use and improvement of information technology. In order to remain competitive, we need to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems. While we have processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers’ expectations regarding the capabilities and reliability of our systems may materially and adversely affect our operating results.

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

Increased costs of labor, including the costs of employee benefits plans, labor disputes, work stoppages or union organizing activity could delay or impede production and have a material adverse effect on our financial condition, liquidity or results of operations.  As the majority of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, we often incur costs attributable to periodic renegotiation of those agreements, which may be difficult to project.  We are also subject to the risk that strikes or other conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not currently have union representation.  Prolonged negotiations, conflicts or related activities could also lead to costly work stoppages and loss of productivity.

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

We own a 100-acre, multi-building campus in Lancaster, Pennsylvania comprising the site of our corporate headquarters and most of our non-manufacturing operations.

As of December 31, 2017, we had 16 manufacturing plants in eight countries.  Three of our plants are leased and the remaining 13 are owned.  We operate eight plants located throughout the United States.  In addition, our WAVE joint venture operates nine additional plants in five countries.

Upon closure of the sale of our EMEA and Pacific Rim businesses, we will have ten plants, including eight plants in the U.S.  One of our plants will be leased and the remaining nine will be owned.

Operating Segment	Number of Plants	Location of Principal Facilities

Mineral Fiber	6	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania and West Virginia)
Architectural Specialties	3	U.S. (Ohio), Canada
Unallocated Corporate	1	China

During the fourth quarter of 2016, we idled one of our plants in China, which is reported as a component of our Unallocated Corporate segment as it will be retained by AWI after the sale of our Pacific Rim business.  During the fourth quarter of 2017, we announced the closing of our St. Helens, Oregon mineral fiber manufacturing facility, expected to occur in the first half of 2018.

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

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.”  As of February 21, 2018, there were approximately 270 holders of record of AWI’s common stock.

	First	Second	Third	Fourth	Total Year
2017
Price range of common stock - high	$48.00	$47.95	$51.98	$61.50	$61.50
Price range of common stock - low	$38.45	$41.20	$43.77	$49.25	$38.45

2016
Price range of common stock - high	$48.66	$48.39	$45.75	$45.00	$48.66
Price range of common stock - low	$35.92	$36.33	$37.49	$36.38	$35.92

The above figures represent the high and low intra-day sale prices for our common stock as reported by the New York Stock Exchange.  Historical prices have not been restated as a result of our separation of AFI on April 1, 2016.

There were no cash dividends declared during 2017 or 2016.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31, 2017	-	$-	-	$280,864,974
November 1 – 30, 2017	509	$51.50	-	280,864,974
December 1 – 31, 2017	84,865	$59.56	83,943	275,865,282
Total	85,374		83,943

[1]

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under long-term incentive plans.  For more information regarding securities authorized for issuance under our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Form 10-K.

On July 29, 2016, the Company announced that its Board of Directors had approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $150.0 million of its outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 31, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares of our outstanding common stock under the Program.  The Program was also extended to October 31, 2020.  Repurchases under the Program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate the Company to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.  During 2017, 1.8 million shares were repurchased under the Program for a total cost of $80.4 million, or an average price of $43.58 per share.  Since inception of the Program, we have repurchased 2.95 million shares under the Program for a total cost of $124.2 million, or an average price of $42.03 per share.

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

	2017	2016	2015	2014	2013
(amounts in millions, except for per-share data)
Income statement data
Net sales	$893.6	$837.3	$805.1	$798.3	$780.8
Operating income	255.1	188.9	157.0	203.1	186.3
Earnings from continuing operations	220.6	99.3	57.9	104.6	91.3
Per common share - basic (a)	$4.12	$1.79	$1.04	$1.89	$1.57
Per common share - diluted (a)	$4.08	$1.78	$1.03	$1.88	$1.55
Dividends declared per share of common stock	-	-	-	-	-

Balance sheet data (end of period)
Total assets	$1,873.5	$1,758.0	$2,687.2	$2,599.6	$2,907.7
Long-term debt	817.7	848.6	936.1	986.3	1,023.7
Total shareholders' equity	419.3	266.4	768.8	649.1	673.2

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891.

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this Form 10-K.

Overview

We are a global leader in the design, innovation and manufacture of commercial and residential ceiling, wall and suspension system solutions. We design, manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool and metal) throughout the Americas.

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., in which AWI holds a 50% interest. The total consideration to be paid by Knauf in connection with the sale is $330 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction, which is subject to regulatory approvals and other customary conditions, is currently anticipated to close in mid-2018.  EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Consolidated Financial Statements as discontinued operations for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s operations from the date of acquisition, and its assets and liabilities as of December 31, 2017, have been included as a component of our Architectural Specialties segment.

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”).  AFI’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.

See Note 4 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

As of December 31, 2017, we had 16 manufacturing plants in eight countries, including eight plants located throughout the U.S.  During the fourth quarter of 2016 we idled one of our mineral fiber plants in China, reported as a component of our Unallocated Corporate segment as it will be retained by AWI after the sale of the Pacific Rim business.  Upon closure of the sale of our EMEA and Pacific Rim businesses, we will have ten plants, including eight plants in the U.S.

During the fourth quarter of 2017, we announced the closing of our St. Helens, Oregon mineral fiber manufacturing facility, expected to occur in the first half of 2018.

WAVE operates 9 additional plants in five countries to produce suspension system (grid) products, which we use and sell in our ceiling systems. Upon closure of the sale of its corresponding EMEA and Pacific Rim businesses, WAVE will operate five plants in the U.S.

Reportable Segments

Effective December 31, 2017 and in connection with the anticipated sale of our EMEA and Pacific Rim businesses, our EMEA and Pacific Rim segments have been excluded from our results of continuing operations.  As a result, effective December 31, 2017 and for all periods presented, our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures suspension system (grid) products and ceiling component products that are invoiced by both us and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a

Management’s Discussion and Analysis of Financial Condition and Results of Operations

lesser extent, however, in some markets, WAVE sells its suspension systems products to us for resale to customers.  Mineral Fiber segment results reflect those sales transactions.

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We produce standard and customized products, with the majority of Architectural Specialties revenues derived from sourced products. Architectural Specialties products are sold to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling.

Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consist of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facilities and income tax balances.  Effective December 31, 2017 and for all periods presented, our Unallocated Corporate segment also includes all assets, liabilities, income and expenses formerly reported in our EMEA and Pacific Rim segments that are not included in the pending sale to Knauf.

Factors Affecting Revenues

For information on our segments’ 2017 net sales by geography, see Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in building material markets in the Americas.  We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

In addition, we noted several factors and trends within our markets that directly affected our business performance during 2017, including:

Mineral Fiber

We experienced lower renovation activity, partially offset by growth from new construction, leading to a slight overall decline in volume.

Architectural Specialties

We experienced strong growth due to new commercial construction activity and increased market penetration, partially driven by the acquisition of Tectum.

Average Unit Value.  We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions.  Additionally, we offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.   In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and geographic mix impacting our revenues.  We estimate that favorable AUV increased our Mineral Fiber and total consolidated net sales for 2017 by approximately $29 million compared to 2016.  Architectural Specialties revenues are generally earned based on individual contracts that include a mix of products, manufactured by us and sourced, that vary by project.  As such, we do not track AUV performance for this segment, but rather attribute all changes in net sales to volume.

In the first and fourth quarters of 2017, we implemented ceiling tile pricing increases.  We also implemented a pricing increase on grid products in the third quarter of 2017.   Finally, in the fourth quarter of 2017 we also announced price increases on certain architectural specialties products, ceiling tile and grid products effective in the first quarter of 2018.  We may implement additional pricing actions based on numerous factors, most notably upon future movements in raw material prices.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  In 2017, the costs for raw materials, sourced products and energy negatively impacted operating income by approximately $3 million, compared to 2016.

During the fourth quarter of 2017, we announced the closing of our St. Helens, Oregon mineral fiber manufacturing facility, expected to occur in the first half of 2018.  Production activity will move to existing facilities in the U.S.  We will continue to evaluate the efficiency of our manufacturing footprint and may take additional actions in support of our cost and standardization initiatives.  The charges associated with any additional cost reduction initiatives could include severance and related termination benefits, fixed asset write-downs, asset impairments and accelerated depreciation and may be material to our financial statements.

See also “Results of Operations” for further discussion of other significant items affecting operating costs.

Employees

As of December 31, 2017, we had approximately 3,900 full-time and part-time employees worldwide compared to approximately 3,700 as of December 31, 2016.  Excluding our EMEA and Pacific Rim businesses, we had approximately 2,200 employees as of December 31, 2017 compared to approximately 2,000 as of December 31, 2016.  The increase in total worldwide employees as of December 31, 2017 in comparison to December 31, 2016 was primarily due to our addition of Tectum employees, partially offset by a reduction of employees related to the closure of one of our plants in China.

Collective bargaining agreements covering approximately 460 employees at two U.S. plants will expire during 2018.  We believe that our relations with our employees are satisfactory.

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

Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining discount rates.  As of December 31, 2017 and 2016, we assumed discount rates of 3.63% and 4.12%, respectively, for the U.S. defined benefit pension plans.  As of December 31, 2017 and 2016, we assumed a discount rates of 3.60% and 4.10%, respectively, for the U.S. postretirement plan.  The effects of the change in discount rate will be amortized into earnings as described below.  Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would not have a material impact on 2018 operating income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We manage two U.S. defined benefit pension plans, our RIP, which is a qualified funded plan, and a nonqualified unfunded plan.  For the RIP, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets.  This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets.  An incremental component is added for the expected return from active management based on historical information obtained from the plan’s investment consultants.  These forecasted gross returns are reduced by estimated management fees and expenses.  Over the 10 year period ended December 31, 2017, the historical annualized return was approximately 5.5% compared to an average expected return of 7.1%.  The actual gain on plan assets achieved for 2017 was 12.4%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2017 U.S. pension cost was 6.50%.  We have assumed a return on plan assets for 2018 of 6.50%.  The 2018 expected return on assets was calculated in a manner consistent with 2017.  A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2018 operating income by approximately $3.7 million.

Contributions to the unfunded plan were $3.9 million in 2017 and were made on a monthly basis to fund benefit payments.  We estimate the 2018 contributions will be approximately $4.0 million.  See Note 16 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a 5-10 year view of the expected inflation in our postretirement health care costs.  We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions		Actual
	Post 65	Pre 65	Post 65	Pre 65
2016	9.0%	7.5%	8.6%	3.3%
2017	8.5%	7.3%	6.8%	11.3%
2018	9.2%	8.0%

The difference between the actual and expected health care costs is amortized into earnings as described below.  As of December 31, 2017, health care cost increases are estimated to decrease ratably until 2026, after which they are estimated to be constant at 4.5%.  A one percentage point increase or decrease in the assumed health care cost trend rate would not have a material impact on 2018 operating income.  See Note 16 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses.  When certain thresholds are met, the gains and losses are amortized into future earnings over the remaining life expectancy of participants.  Changes in assumptions could have significant effects on earnings in future years.

We recognized a decrease in net actuarial losses related to our U.S. pension benefit plans of $34.8 million in 2017 primarily due to a better than expected return on assets and a partial settlement of the RIP in 2017, partially offset by changes in actuarial assumptions (most significantly a 49 basis point decrease in the discount rate).  The $34.8 million actuarial gain impacting our U.S. pension plans is reflected as a component of other comprehensive income in our Consolidated Statement of Earnings and Comprehensive Income along with actuarial gains and losses from our foreign pension plan and our U.S. postretirement benefit plan.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2017, we have recorded valuation allowances totaling $47.4 million for various federal, state, and foreign deferred tax assets.  While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly.  Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 14 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2017 includes net deferred income tax assets of $96.8 million.  Included in this amount are deferred federal income tax assets for FTC carryforwards of $15.7 million, and state NOL deferred income tax assets of $35.6 million. We have established valuation allowances in the amount of $47.4 million consisting of $10.3 million for federal deferred tax assets related to FTC carryovers, $17.7 million for differences between book and tax basis of undistributed foreign earnings, and $19.4 million for state deferred tax assets, primarily operating loss carryovers.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations.  These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $506.8 million for state income tax purposes during the respective realization periods (ranging from 2018 to 2036) in order to fully realize the net deferred income tax assets.

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

Impairments of Long-Lived Tangible and Intangible Assets – Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows.  Accordingly, they have been assigned an indefinite life.  We conduct our annual impairment test for non-amortizable intangible assets during the fourth quarter, although we conduct interim impairment tests if events or circumstances indicate the asset might be impaired.   We conduct impairment tests for tangible assets and amortizable intangible assets when indicators of impairment exist, such as operating losses and/or negative cash flows.  If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets.  If the undiscounted cash flows of an impaired asset are less than the carrying value, an estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants or estimated salvage value if no sale is assumed.  If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.

The principal assumption utilized in our impairment tests for definite-lived intangible assets is operating profit adjusted for depreciation and amortization.  The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate.  Revenue growth rate and operating profit assumptions are primarily derived from those utilized in our operating plan and strategic planning processes.  The discount rate assumption is calculated based upon an estimated weighted average cost of equity which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve.  The royalty rate assumption represents the estimated contribution of the intangible assets to the overall profits of the reporting unit.

In 2017, indefinite-lived intangibles were tested for impairment based on our existing reporting units, which changed as a result of the announced future sale of our EMEA and Pacific Rim segments.  No other methodologies used for valuing our intangible assets changed from prior periods.

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

There were no material impairment charges recorded in 2017, 2016 or 2015 related to intangible assets.

We did not test tangible assets within our continuing operations for impairment in 2017, 2016 or 2015 as no indicators of impairment existed.

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

2017 COMPARED TO 2016

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2017	2016	Favorable
Total consolidated net sales	$893.6	$837.3	6.7%
Operating income	$255.1	$188.9	35.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales increased due to favorable AUV of $29 million and higher volumes of $27 million.

Cost of goods sold was 63.8% of net sales in 2017, compared to 63.5% in 2016 due to higher manufacturing and input costs.  The increase in cost of goods sold as a percentage of sales in comparison to 2016 was impacted by $10 million of accelerated depreciation charges due to management’s decision to permanently close a plant in China that will be retained by AWI after the sale of our Pacific Rim business and management’s decision to close our St. Helens, Oregon plant.  Cost of goods sold for 2017 were also impacted by an increase in manufacturing and input costs and $3 million of severance and other charges associated with the announced closure of our St. Helens, Oregon plant.  Partially offsetting these increases was a $10 million reduction in RIP expense and a $10 million reduction of cost of goods sold related to environmental insurance settlements recorded in 2017.

SG&A expenses in 2017 were $135.7 million, or 15.2% of net sales, compared to $155.5 million, or 18.6% of net sales, in 2016.  The decrease in SG&A expenses was impacted by a $7 million decrease in the RIP expense, a $6 million reduction in expenses resulting from an increase in certain selling, promotional and administrative processing service reimbursements from WAVE and a $5 million reduction related to environmental insurance settlements, net of charges.  These decreases in SG&A expenses were partially offset by higher SG&A expenses as a result of the Tectum acquisition and $2 million of severance related to cost control measures in the U.S.

Separation costs of $34.5 million in 2016 were primarily related to outside professional services and employee retention and severance accruals incurred in conjunction with our initiative to separate our flooring business from our ceilings business.

Equity earnings from our WAVE joint venture were $67.0 million in 2017, compared to $73.1 million in 2016.  The decrease in WAVE earnings was primarily driven by an increase in selling and administrative processing charges from AWI and Worthington Industries, Inc.  WAVE earnings were also negatively impacted by higher input costs, particularly steel.  See Note 9 to the Consolidated Financial Statements for further information.

Interest expense was $35.4 million in 2017, compared to $49.5 million in 2016. Interest expense in 2016 included higher debt financing costs as a result of the refinancing of our credit facilities in April 2016 and $8.3 million of net losses that were reclassified from accumulated other comprehensive income as a result of the settlement of interest rate swaps which occurred in April 2016 and in connection with our entering into $450.0 million of notional amount of basis rate swaps during the fourth quarter of 2016.  Also contributing to the decrease in interest expense was a reduction in total debt outstanding and a lower interest rate spread in comparison to 2016.

Other non-operating income was $2.4 million in 2017 and $11.2 million in 2016.  The changes in other non-operating income were primarily due to foreign exchange rate gains on the translation of unhedged cross-currency intercompany loans in 2016.

Income tax expense was $1.5 million and $51.3 million in 2017 and 2016, respectively.  The effective tax rate for 2017 was 0.7% as compared to a rate of 34.1% for 2016.  On December 22, 2017, the U.S. federal government enacted the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”), resulting in significant changes from previous tax law.  Effective January 1, 2018, the 2017 Tax Act reduces the federal corporate income tax rate from 35% to 21%.  As a result, we recorded a net $82.5 million income tax benefit in the fourth quarter of 2017.  Excluding the impact of the 2017 Tax Act, income tax expense for 2017 increased in comparison to 2016 due to an increase in pre-tax income, a decrease in reversals of reserves for uncertain tax positions from the expiration of the federal statute of limitations and an increase to the valuation allowance on foreign tax credits due to the anticipated sale of our EMEA and Pacific Rim businesses.

Total other comprehensive income (“OCI”) was $57.9 million for 2017 compared to $23.6 million for 2016.  Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Foreign currency translation adjustments in 2017 were driven primarily by changes in the exchange rates of the British pound, the Chinese renminbi, the Russian ruble and the Canadian dollar.  Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.  Derivative gains in 2016 were impacted by $8.3 million of net losses related to settlements of interest rates swaps.  Pension and postretirement adjustments represent actuarial gains and losses related to our defined benefit pension and postretirement plans and amortization of net losses on the U.S. pension plans.  Increases in OCI in 2017 primarily related to our U.S. pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

			Change is
	2017	2016	Favorable
Total segment net sales	$756.4	$736.6	2.7%
Operating income	$231.9	$223.9	3.6%

Net sales increased due to favorable AUV of $29 million, partially offset by lower volumes of $10 million. The favorable AUV was primarily due to improved mix from the sale of higher end ceiling tile products, while the decrease in volumes was primarily in lower end ceiling tile products.

Operating income increased due to lower SG&A expenses of $20 million and the favorable margin impact of higher AUV of $12 million, partially offset by higher manufacturing and input costs of $13 million, lower earnings from WAVE of $6 million and the negative impact of lower volumes of $2 million.  The reduction in SG&A expenses was impacted by $6 million of additional expense reimbursements from WAVE and $5 million of environmental insurance settlements, net of charges, both recorded in 2017.  The increase in manufacturing costs was impacted by higher costs associated with planned enhancements to our manufacturing footprint to produce high end products and $7 million of severance and accelerated depreciation charges, primarily associated with the announced closure of our St. Helens manufacturing plant, partially offset by a $10 million reduction in costs related to environmental insurance settlements, net of charges, in 2017.

Architectural Specialties

(dollar amounts in millions)

			Change is
	2017	2016	Favorable
Total segment net sales	$137.2	$100.7	36.2%
Operating income	$27.7	$19.2	44.3%

Net sales increased due to higher volumes, partially as a result of our acquisition of Tectum and increased new construction activity.

Operating income increased due to the positive impact of higher volumes, partially offset by an increase in SG&A expenses due primarily to the acquisition of Tectum and investments in selling and design capabilities.

Unallocated Corporate

Unallocated Corporate expense of $5 million decreased from $54 million in the prior year, due to $35 million of charges incurred in connection with our separation of AFI in 2016 and a $17 million decrease in RIP expense.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations.

Operating activities for 2017 provided $170.4 million of cash, compared to $49.3 million of cash provided in 2016.  The increase was primarily due to changes in working capital, most notably a decrease accounts payable and accrued expenses related to the separation of AFI.

Net cash used for investing activities was $54.2 million in 2017, compared to $17.0 million in 2016. The change in investing activities cash flows was primarily due to the acquisition of Tectum and lower dividends from our WAVE joint venture, partially offset by decreased purchases of property, plant and equipment.

Net cash used by financing activities was $102.7 million in 2017, compared to $128.9 million in 2016.  The favorable change in use of cash was primarily the result of lower payments of debt, partially offset by higher repurchases of outstanding common stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.

We have a $1,050.0 million senior credit facility which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The revolving credit facility and Term Loan A are currently priced at 2.00% over LIBOR and the Term Loan B portion is priced at 2.75% over LIBOR with a 0.75% floor.  The senior credit facility also has a $25.0 million letter of credit facility, also known as our bi-lateral facility.  The revolving credit facility and Term Loan A mature in March 2021 and Term Loan B matures in November 2023.  This $1,050.0 million senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries.

As of December 31, 2017, total borrowings outstanding under our senior credit facility were $577.5 million under Term Loan A and $245.6 million under Term Loan B.  There were no borrowings outstanding under the revolving credit facility.

In February 2017, we repriced the interest rate of our Term Loan B borrowing, resulting in a lower LIBOR spread (2.75% vs. 3.25%).  The maturity date remained unchanged along with all other terms and conditions.  In connection with the repricing we paid $0.6 million of bank, legal and other fees, the majority of which were capitalized.

Under our senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments.  If our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be based on a computation of 50% of Consolidated Excess Cash Flow, as defined by the credit agreement.  These annual payments would be made in the first quarter of the following year.  No payment was made in 2017 or will be required in 2018.

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0.  As of December 31, 2017, we were in compliance with all covenants of the senior credit facility.

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

As of December 31, 2017, we had $450.0 million notional Term A swaps (the “Term Loan A Swaps”), in which we received 1-month LIBOR and paid a fixed rate over the hedged period.

During the fourth quarter of 2016, we elected to change the basis for interest payments due under our Term Loan A Swaps from 3-month LIBOR to 1-month LIBOR.  In connection with the change in our underlying interest payments, in November 2016 we entered into $450.0 million forward-starting notional amount basis rate swaps to convert the floating rate risk under our Term Loan A Swaps from 3-month LIBOR to 1-month LIBOR and jointly designated the basis swaps with our Term Loan A Swaps in cash flow hedging relationships.  As a result of this transaction, $2.4 million of gains previously recorded as a component of accumulated other comprehensive income were reclassified as a reduction to interest expense during the fourth quarter of 2016.  Since the basis rate

Management’s Discussion and Analysis of Financial Condition and Results of Operations

swaps had a non-zero fair value upon designation as cash flow hedges, mark-to-market gains or losses on ineffective portions of these hedges are recorded as a component of interest expense.

As of December 31, 2017, we had a $100.0 million notional Term Loan B swap in which we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.

As of December 31, 2017 our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased. This bond is backed by letters of credit which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase the bond.

As of December 31, 2017, we had $159.6 million of cash and cash equivalents, $81.0 million in the U.S and $78.6 million in various foreign jurisdictions.  Upon completion of the sale of our EMEA and Pacific Rim businesses, it is our intention to repatriate a significant majority of the $78.6 million of cash held in various foreign jurisdictions; however our Purchase Agreement with Knauf allows AWI to transfer any cash balances held in our EMEA and Pacific Rim businesses to Knauf up to $10.0 million.  See Note 4 to the Consolidated Financial Statements for additional information.

We have a $40.0 million Accounts Receivable Securitization Facility (the “funding entity”) that matures in March 2019.  Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of December 31, 2017 we had no borrowings under this facility.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements.  Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and our securitization facility.  Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit (dollar amounts in millions):

	As of December 31, 2017
Financing Arrangement	Limit	Used	Available
Revolving credit facility	$150.0	$-	$150.0
Bi-lateral facility	25.0	17.1	7.9
Accounts receivable securitization facility	29.6	36.2	(6.6)
Total	$204.6	$53.3	$151.3

As of December 31, 2017 and 2016, $6.6 million and $4.0 million, respectively, of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Consolidated Balance Sheets.  This restriction will lapse upon replacement of collateral with accounts receivables and/or upon a change in the letter of credit limit as a result of higher securitized accounts receivable balances.

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 COMPARED TO 2015

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is
	2016	2015	Favorable
Total consolidated net sales	$837.3	$805.1	4.0%
Operating income	$188.9	$157.0	20.3%

Consolidated net sales for 2016 increased due to higher volumes of $20 million and favorable AUV of $15 million.

Cost of goods sold was 63.5% of net sales in 2016, compared to 62.0% in 2015.  Compared to the prior year, the increase was due to higher manufacturing and input costs.

SG&A expenses in 2016 were $155.5 million, or 18.6% of net sales, compared to $180.8 million, or 22.5% of net sales in 2015.  The decrease was the result of the AFI separation and a decrease in RIP expense.

Separation costs of $34.5 million in 2016 and $34.3 million in 2015 were primarily related to outside professional services and employee retention and severance accruals incurred in conjunction with our initiative to separate our flooring business from our ceilings business.

Equity earnings from our WAVE joint venture were $73.1 million in 2016, compared to $66.1 million in 2015. The increase was due to higher sales volumes, favorable AUV and lower manufacturing input costs, partially offset by higher SG&A expenses for go-to-market investments.

Interest expense was $49.5 million in 2016, compared to $44.6 million in 2015. The increase in interest expense was due to $10.7 million of losses that were reclassified from accumulated other comprehensive income to interest expense during 2016 as a result of the settlement of $450.0 million of notional amount interest rate swaps which occurred in connection with the refinancing of our credit facilities, partially offset by lower costs due to a reduction in total debt outstanding and a lower interest rate spread and $2.4 million of gains that were reclassified from accumulated other comprehensive income to interest expense during 2016 in connection with our entering into $450.0 million of notional amount of basis rate swaps.

Other non-operating income was $11.2 million in 2016, compared to other non-operating expense of $17.8 million in 2015.  The changes in other non-operating income were primarily due to foreign exchange rate gains on the translation of unhedged cross-currency intercompany loans.  Expenses in 2015 were primarily due to foreign exchange rate losses on the translation of unhedged cross-currency intercompany loans denominated in Russian rubles, related to the construction of our Russian mineral fiber ceiling plant that was completed in the first quarter of 2015.  During the fourth quarter of 2016, all Russian ruble denominated intercompany loans were settled with intercompany capital contributions.

Income tax expense was $51.3 million and $36.7 million in 2016 and 2015, respectively.  The effective tax rate for 2016 was 34.1% as compared to a rate of 38.8% for 2015.  The effective tax rate for 2016 was lower than 2015 primarily due to income tax benefits recorded during the second half of 2016 resulting from the reversal of reserves for uncertain tax positions as a result of an expiration of the federal statute of limitations to review previously filed income tax returns.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

			Change is Favorable/
	2016	2015	(Unfavorable)
Total segment net sales	$736.6	$723.7	1.8%
Operating income	$223.9	$270.3	(17.2)%

Net sales increased due to favorable AUV of $15 million, while volume was flat.

Operating income decreased due to higher SG&A expenses of $50 million, the margin impact of lower volumes of $5 million and an increase manufacturing and input costs of $4 million, partially offset by the margin impact of favorable AUV of $8 million and higher

Management’s Discussion and Analysis of Financial Condition and Results of Operations

earnings from WAVE of $7 million.  The increase in SG&A expenses in 2016 was primarily a result of the inclusion of costs formally assigned to our Unallocated Corporate segment prior to the separation of AFI, partially offset by a reduction in costs primarily due to the separation of AFI.

Architectural Specialties

(dollar amounts in millions)

			Change is
	2016	2015	Favorable
Total segment net sales	$100.7	$81.4	23.7%
Operating income	$19.2	$16.5	16.4%

Net sales and operating income both increased due to higher volumes. The increase in operating income was partially offset by a $4 million increase in SG&A expenses, due to investments in selling and design capabilities.

Unallocated Corporate

Unallocated Corporate expense of $54.2 million decreased from $129.8 million in the prior year. The decrease was due to the inclusion of most of the Corporate functions within the Mineral Fiber and Architectural Specialties segments starting in 2016 as a result of the AFI separation.

Cash Flow

The discussion that follows includes cash flows related to discontinued operations.

Operating activities for 2016 provided $49.3 million of cash, compared to $203.7 million of cash provided in 2015.  The decrease was primarily due to change in working capital, most notably a decrease in accounts payable and accrued expenses related to the separation of AFI.  The decrease due to the change in working capital was partially offset by higher cash earnings partially offset by a reduction in depreciation and amortization.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements.  The following table includes amounts ongoing under contractual obligations existing as of December 31, 2017.  Only known payments that are dependent solely on the passage of time are included.  Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount.  Contracts that contain variable payment structures without minimum payments are excluded.  Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding.  Amounts are presented below based upon the currently scheduled payment terms.  Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(dollar amounts in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1)	$32.5	$55.0	$62.5	$437.5	$2.5	$268.1	$858.1
Scheduled interest payments (2)	33.1	34.7	32.2	21.8	12.9	19.6	154.3
Operating lease obligations, net of sublease income (3)	2.4	2.2	1.8	1.5	1.1	4.3	13.3
Unconditional purchase obligations (4)	49.8	5.7	1.6	1.4	1.2	1.7	61.4
Pension contributions (5)	4.0	-	-	-	-	-	4.0
Other obligations (6), (7)	4.7	-	-	-	-	-	4.7
Total contractual obligations	$126.5	$97.6	$98.1	$462.2	$17.7	$293.7	$1,095.8

(1)	Excludes $7.9 million of unamortized debt financing costs as of December 31, 2017.
(2)	For debt with variable interest rates and interest rate swaps, we projected future interest payments based on market-based interest rate swap curves.
(3)	Lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
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

(5)

Pension contributions include estimated contributions for our defined benefit pension plans.  We are not presenting estimated payments in the table above beyond 2018 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

(6)	Other obligations include payments under severance agreements.
(7)

Other obligations excludes $53.4 million of unrecognized tax benefit liabilities under ASC 740 “Income Taxes.”  Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues.  Other obligations also excludes $10.3 million of one-time deemed repatriation tax liabilities on undistributed foreign earnings and profits, gross of foreign tax credit utilization, as a result of the enactment of the 2017 Tax Act as such amounts were recorded on a provisional basis and estimated based on information available as of December 31, 2017.  See Note 14 to the Consolidated Financial Statements for more information.

This table excludes obligations related to postretirement benefits (retiree health care and life insurance) since we voluntarily provide these benefits.  The amount of benefit payments we made in 2017 was $10.3 million.  See Note 16 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement.  Had these agreements terminated at December 31, 2017, we would have been obligated to purchase approximately $0.6 million of inventory.  Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts.  Accordingly, no liability has been recorded for these guarantees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and our securitization facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table summarizes the commitments we have available for use as of December 31, 2017.

Other Commercial Commitments (dollar amounts in millions)	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of credit	$53.3	$53.3	$-	$-	$-

In connection with our disposition of certain assets through a variety of unrelated transactions, we have entered into contracts that included various indemnity provisions, some of which are customary for such transactions, while others hold the acquirer of the assets harmless with respect to liabilities relating to such matters as taxes, environmental and other litigation.  Some of these provisions include exposure limits, but many do not.  Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contractual provisions.  As of December 31, 2017, we had no liabilities recorded for which an indemnity claim had been received.

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

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A, Term Loan B, revolving credit facility and other borrowings.  A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2017 levels would increase 2018 interest expense by approximately $1.4 million.  As of December 31, 2017, $245.6 million of our debt has a 0.75% LIBOR floor, which would not be affected by a one-quarter percentage point move in LIBOR given the current interest rate environment. We also have $550.0 million of interest rate swaps outstanding, which fix the interest rates for a portion of our debt. The current portion of the interest rate swaps is included in this calculation.

As of December 31, 2017, we had interest rate swaps outstanding on Term Loan A and on Term Loan B, with notional amounts of $450.0 million and $100.0 million, respectively.  We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility.  Under the terms of the Term Loan A swaps we receive 1-month LIBOR and pay a fixed rate over the hedged period.  Under the terms of our Term Loan B, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.  The following table summarizes our interest rate swaps as of December 31, 2017 (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$250.0	November 2016 to March 2018	Term Loan A
November 13, 2016	$200.0	November 2016 to March 2021	Term Loan A
April 1, 2016	$100.0	April 2016 to March 2023	Term Loan B

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The net asset measured at fair value was $8.9 million at December 31, 2017.

The table below provides information about our long-term debt obligations as of December 31, 2017, including payment requirements and related weighted-average interest rates by scheduled maturity dates.  Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2018	2019	2020	2021	2022	After 2022	Total
Variable rate principal payments	$32.5	$55.0	$62.5	$437.5	$2.5	$268.1	$858.1
Average interest rate	3.90%	4.30%	4.37%	4.41%	5.26%	4.91%	4.54%

Variable rate principle payments reflected in the preceding table exclude $7.9 million of unamortized debt financing costs as of December 31, 2017.

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates.  To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement.  Upon completion of the sale of our EMEA and Pacific Rim businesses, and on a continuing operations basis as of December 31, 2017, our only major foreign currency exposure is to the Canadian dollar. A 10% strengthening of the Canadian dollar against the U.S. dollar compared to December 31, 2017 levels would increase our 2018 earnings before income taxes by approximately $0.5 million, including the impact of current foreign currency forward exchange contracts.

The table below details our outstanding currency instruments as of December 31, 2017.

On balance sheet foreign exchange related derivatives (dollar amounts in millions)	Maturing in 2018	Maturing in 2019	Total
Notional amounts	$15.7	$3.2	$18.9
Assets at fair value	(0.7)	(0.1)	(0.8)

Natural Gas Price Sensitivity

We purchase natural gas for use in the manufacturing process and to heat many of our facilities.  As a result, we are exposed to fluctuations in the price of natural gas.  We have a policy of reducing North American natural gas volatility through derivative instruments, including forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward.  As of December 31, 2017, we had contracts to hedge approximately $9.2 million (notional amounts) of natural gas. All of these contracts mature by November 2019.  A 10% increase in North American natural gas prices compared to December 31, 2017 prices would increase our 2018 expenses by approximately $0.5 million including the impact of current hedging contracts.  As of December 31, 2017 we had recorded net liabilities of $0.6 million related to these contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2017 and 2016 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Schedule II for the Years Ended December 31, 2017, 2016 and 2015.

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

	First	Second	Third	Fourth
2017
Net sales	$219.8	$225.6	$233.9	$214.3
Gross profit	83.4	90.3	83.6	66.5

Earnings from continuing operations	35.5	43.7	37.3	104.1
Per share of common stock:
Basic	$0.65	$0.82	$0.70	$1.96
Diluted	$0.65	$0.81	$0.70	$1.92

Price range of common stock - high	$48.00	$47.95	$51.98	$61.50
Price range of common stock - low	$38.45	$41.20	$43.77	$49.25

2016
Net sales	$200.1	$214.8	$226.0	$196.4
Gross profit	70.7	79.5	87.3	68.3

(Loss) earnings from continuing operations	(0.2)	26.8	54.5	18.2
Per share of common stock:
Basic	$-	$0.48	$0.97	$0.33
Diluted	$-	$0.48	$0.97	$0.33

Price range of common stock - high	$48.66	$48.39	$45.75	$45.00
Price range of common stock - low	$35.92	$36.33	$37.49	$36.38

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

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

Fourth Quarter 2017 Compared With Fourth Quarter 2016 – Continuing Operations

Consolidated net sales of $214.3 million in the fourth quarter of 2017 increased 9.1% due to higher volumes of $14 million and favorable AUV of $4 million.

Mineral Fiber net sales increased 3.4% due to favorable AUV of $4 million and higher volumes of $1 million.   Architectural Specialties net sales increased 49.0% due to higher volumes due to the acquisition of Tectum and increased new construction activity.

For the fourth quarter of 2017, cost of goods sold was 69.0% of net sales, compared to 65.2% in 2016.  The increase in cost of goods sold as a percentage of sales was impacted by $6 million of accelerated depreciation charges primarily due to management’s decision to permanently close a plant in China that will be retained by AWI after the sale of our Pacific Rim business and management’s decision to close our St. Helens, Oregon plant. Cost of goods sold for 2017 was also impacted by an increase in manufacturing and input costs and $3 million of severance and other charges associated with the announced closure of our St. Helens, Oregon plant.  Partially offsetting these increases was a $6 million reduction in RIP expense and a $2 million reduction of cost of goods sold related to environmental insurance settlements, net of charges, recorded in 2017.

SG&A expenses for the fourth quarter of 2017 were $29.9 million, or 14.0% of net sales compared to $42.6 million, or 21.7% of net sales, for the fourth quarter of 2015.  The decrease in SG&A expenses was primarily due to a reduction of $6 million related to environmental insurance settlements, net of charges, a $4 million decrease in the RIP expense and a $2 million reduction in expenses resulting from an increase in certain selling, promotional and administrative processing service reimbursements from WAVE.  These decreases in SG&A expenses were partially offset by $2 million of severance related to cost control measures in the U.S. as a result of the announced future sale of our EMEA and Pacific Rim businesses.

Equity earnings in the fourth quarters of 2017 and 2016 were $15.1 million and $16.1 million, respectively.  The decrease in WAVE earnings was primarily driven by higher input costs, particularly steel, and an increase in selling and administrative processing charges from AWI and Worthington Industries, Inc.

Operating income was $51.7 million in the fourth quarter of 2017 compared to $40.3 million in the fourth quarter of 2016, with the increase due primarily to a decrease in SG&A expenses as described above.

Interest expense in the fourth quarter of 2017 decreased to $8.8 million compared to $11.2 million in the fourth quarter of 2016 primarily due to a reduction in total debt outstanding and a lower interest rate spread, partially offset by $2.4 million of gains on interest rate swaps recorded as a reduction to interest expense in the fourth quarter of 2016.

Fourth quarter income tax benefit was $60.7 million on pre-tax earnings from continuing operations of $43.4 million in 2017 compared to income tax expense of $12.7 million on a pre-tax earnings from continuing operations of $30.9 million in 2016.  The effective tax rate for 2017 was lower than 2016 primarily due to the income tax benefits of the 2017 Tax Act.  Effective January 1, 2018, the 2017 Tax Act reduces the federal corporate income tax rate from 35% to 21%.  As a result, we recorded a net $82.5 million income tax benefit in the fourth quarter of 2017.  Excluding the impact of the 2017 Tax Act, income tax expense for the fourth quarter of 2017 increased in comparison to 2016 due to an increase in pre-tax income and an increase to the valuation allowance on foreign tax credits in 2017 due to the anticipated sale of our EMEA and Pacific Rim businesses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2017, as stated in their report included herein.

/s/ Victor D. Grizzle

Victor D. Grizzle
Director, President and Chief Executive Officer

/s/ Brian L. MacNeal

Brian L. MacNeal
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara

Stephen F. McNamara
Vice President and Corporate Controller

February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong World Industries, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying reserves (collectively, the “consolidated financial statements”), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying reserves (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1929.

Philadelphia, Pennsylvania

February 26, 2018

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$893.6	$837.3	$805.1
Cost of goods sold	569.8	531.5	499.1
Gross profit	323.8	305.8	306.0
Selling, general and administrative expenses	135.7	155.5	180.8
Separation costs	-	34.5	34.3
Equity earnings from joint venture	(67.0)	(73.1)	(66.1)
Operating income	255.1	188.9	157.0
Interest expense	35.4	49.5	44.6
Other non-operating (income) expense, net	(2.4)	(11.2)	17.8
Earnings from continuing operations before income taxes	222.1	150.6	94.6
Income tax expense	1.5	51.3	36.7
Earnings from continuing operations	220.6	99.3	57.9
Net gain (loss) from discontinued operations, net of tax expense (benefit) of $3.6, ($0.8) and $34.6	4.2	(9.9)	(5.3)
(Loss) gain on disposal of discontinued business, net of tax (benefit) of ($4.1), ($15.2) and ($41.8)	(70.0)	15.3	41.6
Net (loss) gain from discontinued operations	(65.8)	5.4	36.3
Net earnings	$154.8	$104.7	$94.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24.5	(33.2)	(25.5)
Derivative (loss) gain	(0.3)	7.5	0.7
Pension and postretirement adjustments	33.7	49.3	32.9
Total other comprehensive income	57.9	23.6	8.1
Total comprehensive income	$212.7	$128.3	$102.3
Earnings per share of common stock, continuing operations:
Basic	$4.12	$1.79	$1.04
Diluted	$4.08	$1.78	$1.03
(Loss) earnings per share of common stock, discontinued operations:
Basic	$(1.23)	$0.09	$0.65
Diluted	$(1.22)	$0.09	$0.65
Net earnings per share of common stock:
Basic	$2.89	$1.88	$1.69
Diluted	$2.86	$1.87	$1.68
Average number of common shares outstanding:
Basic	53.3	55.4	55.5
Diluted	53.9	55.7	55.9

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$159.6	$141.9
Accounts and notes receivable, net	90.8	58.8
Inventories, net	53.8	46.9
Current assets of discontinued operations	306.1	125.2
Income tax receivable	30.7	22.2
Other current assets	7.9	11.2
Total current assets	648.9	406.2
Property, plant, and equipment, less accumulated depreciation
and amortization of $361.4 and $323.8, respectively	499.9	465.2
Prepaid pension costs	88.3	48.7
Investment in joint venture	107.3	106.2
Goodwill and intangible assets, net	441.1	427.7
Noncurrent assets of discontinued operations	-	221.1
Deferred income taxes	19.6	14.4
Income tax receivable	4.1	5.7
Other noncurrent assets	64.3	62.8
Total assets	$1,873.5	$1,758.0
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$32.5	$25.0
Accounts payable and accrued expenses	108.4	117.0
Liabilities of discontinued operations	128.5	80.8
Income tax payable	0.5	1.3
Deferred income taxes	-	-
Total current liabilities	269.9	224.1
Long-term debt, less current installments	817.7	848.6
Postretirement benefit liabilities	79.2	84.8
Pension benefit liabilities	57.2	56.8
Other long-term liabilities	35.5	27.0
Noncurrent liabilities of discontinued operations	-	34.0
Income tax payable	53.0	62.2
Deferred income taxes	141.7	154.1
Total noncurrent liabilities	1,184.3	1,267.5
Shareholders' equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 60,782,736 shares, outstanding 52,772,139 shares in 2017 and 60,597,140 shares issued, 54,428,233 outstanding shares in 2016	0.6	0.6
Capital in excess of par value	516.8	504.9
Retained earnings	633.4	469.9
Treasury stock, at cost, 8,010,597 shares as of December 31, 2017 and 6,168,907 shares as of December 31, 2016	(385.6)	(305.2)
Accumulated other comprehensive (loss)	(345.9)	(403.8)
Total shareholders' equity	419.3	266.4
Total liabilities and shareholders' equity	$1,873.5	$1,758.0

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Equity

(amounts in millions, except share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
December 31, 2014	55,126,153	$0.6	$1,134.4	$271.0	5,057,382	$(261.4)	$(495.5)	$649.1
Stock issuance, net	232,911
Share-based employee compensation			17.4					17.4
Net earnings				94.2				94.2
Other comprehensive income							8.1	8.1
December 31, 2015	55,359,064	$0.6	$1,151.8	$365.2	5,057,382	$(261.4)	$(487.4)	$768.8

Stock issuance, net	180,694
Share-based employee compensation			9.2					9.2
Net earnings				104.7				104.7
Other comprehensive income							23.6	23.6
Separation of Armstrong Flooring, Inc.			(656.1)				60.0	(596.1)
Acquisition of treasury stock	(1,111,525)				1,111,525	(43.8)		(43.8)
December 31, 2016	54,428,233	$0.6	$504.9	$469.9	6,168,907	$(305.2)	$(403.8)	$266.4

Cumulative effect impact of ASU 2016-09 adoption				8.7				8.7
Stock issuance, net	185,596
Share-based employee compensation			11.4					11.4
Net earnings				154.8				154.8
Other comprehensive income							57.9	57.9
Separation of Armstrong Flooring, Inc.			0.5					0.5
Acquisition of treasury stock	(1,841,690)				1,841,690	(80.4)		(80.4)
December 31, 2017	52,772,139	$0.6	$516.8	$633.4	8,010,597	$(385.6)	$(345.9)	$419.3

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$154.8	$104.7	$94.2
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	89.2	89.2	118.3
Write off of debt financing costs	-	1.1	-
Loss (gain) on disposal of discontinued operations	74.1	(0.1)	0.2
Deferred income taxes	(12.3)	51.0	(48.5)
Share-based compensation	10.2	12.4	13.4
Equity earnings from joint venture	(67.0)	(73.1)	(66.1)
Separation costs	-	34.5	34.3
Loss on interest rate swap	-	10.7	-
U.S. pension (credit) expense	(4.5)	15.0	25.2
Non-cash foreign currency translation on intercompany loans	(2.6)	(3.6)	19.8
Other, non-cash adjustments, net	2.2	(0.3)	0.3
Changes in operating assets and liabilities:
Receivables	(37.1)	(23.9)	2.7
Inventories	3.6	(7.0)	(15.7)
Other current assets	2.2	7.1	(7.3)
Other noncurrent assets	(1.6)	(9.9)	7.9
Accounts payable and accrued expenses	(20.0)	(82.1)	15.0
Income taxes payable	(18.8)	(49.3)	33.6
Other long-term liabilities	(1.2)	(22.0)	(22.2)
Other, net	(0.8)	(5.1)	(1.4)
Net cash provided by operating activities	170.4	49.3	203.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(89.7)	(104.2)	(170.7)
Return of investment from joint venture	69.1	86.9	64.2
Cash paid for acquisition	(31.2)	-	-
Payment of company-owned life insurance, net	(2.4)	-	2.2
Other investing activities	-	0.3	2.8
Net cash (used for) investing activities	(54.2)	(17.0)	(101.5)
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	103.0	90.0	-
Payments of revolving credit facility and other short-term debt	(103.0)	(90.0)	-
Proceeds from long-term debt	-	363.5	-
Payments of long-term debt	(25.0)	(434.1)	(39.5)
Financing costs	(0.6)	(8.1)	-
Special dividends paid	-	-	(1.2)
Proceeds from exercised stock options	3.3	0.7	6.4
Cash transferred to Armstrong Flooring, Inc.	-	(9.1)	-
Proceeds from company-owned life insurance loans, net	-	2.0	2.0
Payment for treasury stock acquired	(80.4)	(43.8)	-
Net cash (used for) financing activities	(102.7)	(128.9)	(32.3)
Effect of exchange rate changes on cash and cash equivalents	4.2	(6.3)	(10.4)
Net increase (decrease) in cash and cash equivalents	17.7	(102.9)	59.5
Cash and cash equivalents at beginning of year	141.9	244.8	185.3
Cash and cash equivalents at end of year	159.6	141.9	244.8
Cash and cash equivalents at end of year of discontinued operations	-	-	35.5
Cash and cash equivalents at end of year of continuing operations	$159.6	$141.9	$209.3
Supplemental Cash Flow Disclosures:
Interest paid	$30.7	$33.4	$39.4
Income taxes paid, net	$32.1	$33.7	$44.4
Amounts in accounts payable for capital expenditures	$2.6	$4.4	$14.3
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

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., in which AWI holds a 50% interest. The total consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction, which is subject to regulatory approvals and other customary conditions, is currently anticipated to close in mid-2018.  EMEA and Pacific Rim’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as discontinued operations for all periods presented.  See Note 4 for additional information.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s operations and its assets and liabilities have been included as a component of our Architectural Specialties segment.  See Note 4 for additional information.

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

Reclassifications.  Certain amounts in the prior year’s Consolidated Financial Statements and related notes and schedule thereto have been recast to conform to the 2017 presentation.

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

Concentration of Credit. We principally sell products to customers in building products industries in various geographic regions. Revenues from three commercial distributors, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our revenues in 2017.  Net sales in 2017 to these three customers totaled $426.1 million.  Net sales of $372.9 million and $305.6 million to these three customers also exceeded 10% of our revenues in 2016 and 2015, respectively.  We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. We sell our products to select, pre-approved customers using customary trade terms that allow for payment in the future.  Customer trade receivables, customer notes receivable and miscellaneous receivables (which include supply related rebates and other), net of allowances for doubtful accounts, customer credits and warranties are reported in accounts and notes receivable, net.  Cash flows from the collection of receivables are classified as operating cash flows on the consolidated statements of cash flows.

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

Inventories. Inventories are valued at the lower of cost and net realizable value.  See Note 6 to the Consolidated Financial Statements for further information on our accounting for inventories.

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

Our indefinite-lived intangibles are primarily goodwill, trademarks and brand names, with Armstrong representing our primary trademark, which are integral to our corporate identity and expected to contribute indefinitely to our cash flows.  Accordingly, they have been assigned an indefinite life.  We perform annual impairment tests during the fourth quarter on these indefinite-lived intangibles.  These assets undergo more frequent tests if an indication of possible impairment exists.

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

Foreign Currency Transactions.  Assets and liabilities of our subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated using the period end exchange rate.  Revenues and expenses are translated at exchange rates effective during each month.  Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity.  Gains or losses on foreign currency transactions are recognized through earnings.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  This new guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur.  Effective January 1, 2017, we adopted the provisions of ASU 2016-09 and elected to continue to estimate the impact of forfeitures when determining share-based compensation cost.  We prospectively adopted the provisions of this new guidance related to the recognition of excess tax benefits and deficiencies through income tax expense, the presentation of excess tax benefits from share-based compensation as operating cash outflows, and changes to diluted earnings per share computations, the impact of which were not material to our Consolidated Statements of Earnings and Comprehensive Income or Consolidated Statements of Cash Flows.  Finally, as required by ASU 2016-09, effective January 1, 2017, we recorded an $8.7 million cumulative-effect increase to Retained earnings and Deferred income taxes (assets), representing prior years’ tax benefits that were not previously recognized because the related tax deductions had not reduced income taxes payable.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which clarifies the implementation guidance relating to principle versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance relating to the identification of performance obligations in a contract, including how entities should account for shipping and handling services provided after control of goods transfers to a customer.  In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which clarifies the guidance related to the presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies the scope and application of the adoption of the new revenue recognition standard.

Collectively, the revenue recognition updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted.  We have adopted these standards effective January 1, 2018 using the modified retrospective transition method and have applied all practical expedients related to completed contracts upon adoption.  Substantially all of our revenues from contracts with customers are recognized from the sale of products with standard shipping terms, sales discounts and warranties.  Based on our evaluation, adoption will not have a material impact to our financial condition, results of operations or cash flows as the amount and timing of substantially all of our revenues will continue to be recognized at a point in time.  We will be impacted by the expanded disclosure requirements of the revenue recognition updates, most notably the disclosure of revenues from contracts with customers into disaggregated categories.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  This new guidance is effective for annual reporting periods beginning after December 15, 2017.  We do not believe the impact the adoption of this standard will have a material impact on our cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires companies to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  This new guidance is effective for annual periods beginning after December 15, 2017 and will have an impact on the classification of net benefit costs, which are currently included as a component of Costs of goods sold and Selling, general and administrative (“SG&A”) expenses, on our Consolidated Statements of Earnings and Comprehensive Income.  See Note 16 for details related to our components of net benefit costs.

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

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”), which, in addition to numerous other provisions, lowered the Corporate statutory tax rate from 35% to 21%.  Under U.S. GAAP, all deferred tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date.  As a result of this guidance, the tax effects of items recorded within Accumulated Other Comprehensive Income (“AOCI”) do not reflect the appropriate tax rate.  This standard would require entities to record a reclassification from AOCI to retained earnings for the purpose of appropriately including the tax effect of items within AOCI at the newly enacted 21% U.S. federal tax rate.  This new guidance is effective for annual periods beginning after December 15, 2018.  Upon adoption, we will record an approximately $54 million reduction to AOCI with a corresponding increase to retained earnings.

NOTE 3. NATURE OF OPERATIONS

Effective December 31, 2017 and in connection with the announced sale of our EMEA and Pacific Rim businesses, our former EMEA and Pacific Rim segments have been excluded from our results of continuing operations.  As a result, effective December 31, 2017 and for all periods presented, our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings. Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc., which manufactures suspension system (grid) products and ceiling component products that are invoiced by both us and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some markets, WAVE sells its suspension systems products to us for resale to customers.  Our segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We produce standard and customized products, with the majority of Architectural Specialties revenues derived from sourced products. Architectural Specialties products are sold to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling.  Operating results for the Architectural Specialties segment include a minor portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consist of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facilities and income tax balances.  Effective December 31, 2017 and for all periods presented, our Unallocated Corporate segment also includes all assets, liabilities, income and expenses formerly reported in our EMEA and Pacific Rim segments that are not included in the pending sale to Knauf.

Segment results below have been restated for all periods presented as a result of the disaggregation of our former Americas segment and the reclassification of Unallocated Corporate assets.

	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
For the year ended 2017
Net sales to external customers	$756.4	$137.2	$-	$893.6
Equity (earnings) from joint venture	(67.0)	-	-	(67.0)
Segment operating income (loss)	231.9	27.7	(4.5)	255.1
Segment assets	1,193.5	53.2	320.7	1,567.4
Depreciation and amortization (1)	59.2	1.8	6.0	67.0
Investment in joint venture	107.3	-	-	107.3
Purchases of property, plant and equipment (1)	76.1	1.6	-	77.7

	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
For the year ended 2016
Net sales to external customers	$736.6	$100.7	$-	$837.3
Equity (earnings) from joint venture	(73.1)	-	-	(73.1)
Segment operating income (loss)	223.9	19.2	(54.2)	188.9
Segment assets	1,145.1	17.3	249.3	1,411.7
Depreciation and amortization (1)	53.6	0.8	0.4	54.8
Investment in joint venture	106.2	-	-	106.2
Purchases of property, plant and equipment (1)	66.1	0.2	-	66.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
For the year ended 2015
Net sales to external customers	$723.7	$81.4	$-	$805.1
Equity (earnings) from joint venture	(66.1)	-	-	(66.1)
Segment operating income (loss)	270.3	16.5	(129.8)	157.0
Segment assets	1,132.8	17.2	271.0	1,421.0
Depreciation and amortization (1)	43.9	0.8	11.9	56.6
Investment in joint venture	130.8	-	-	130.8
Purchases of property, plant and equipment (1)	51.5	0.6	22.4	74.5

(1)	Totals will differ from the totals on our Consolidated Statement of Cash Flows by the amounts that have been classified as discontinued operations. See Note 4 for additional details.

Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker.  The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our Consolidated Statements of Earnings and Comprehensive Income.  The following reconciles our total consolidated operating income to earnings from continuing operations before income taxes.  These items are only measured and managed on a consolidated basis:

	2017	2016	2015
Segment operating income	$255.1	$188.9	$157.0
Interest expense	35.4	49.5	44.6
Other non-operating (income)/expense, net	(2.4)	(11.2)	17.8
Earnings from continuing operations before income taxes	$222.1	$150.6	$94.6

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based on the location of our selling entities.

	2017	2016	2015
Geographic Areas
Net trade sales
Mineral Fiber:
United States	$699.8	$680.8	$670.8
Canada	56.6	55.8	52.9
Total Mineral Fiber	756.4	736.6	723.7

Architectural Specialties:
United States	129.5	95.1	75.1
Canada	7.7	5.6	6.3
Total Architectural Specialties	137.2	100.7	81.4
Total net trade sales	$893.6	$837.3	$805.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2017	2016
Property, plant and equipment, net at December 31,
Mineral Fiber:
United States	$488.7	$457.3
Total Mineral Fiber	488.7	457.3

Architectural Specialties:
Canada	$4.5	$4.0
United States	3.0	0.3
Total Architectural Specialties	7.5	4.3

Unallocated Corporate (1)	3.7	3.6
Total property, plant and equipment, net	$499.9	$465.2

(1)	Includes property, plant and equipment located in China that were formerly reported in our Pacific Rim segment and will not be included in the sale to Knauf.

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

In September 2017, we made the decision to permanently close a previously idled plant in China, which is reported as a component of Unallocated Corporate as of December 31, 2017.  As a result, during 2017 we recorded $5.6 million in costs of goods sold for accelerated depreciation of machinery and equipment based on management estimates.  During the fourth quarter of 2017, we announced the closing of our St. Helens, Oregon mineral fiber manufacturing facility, expected to occur in the first half of 2018.  During the fourth quarter of 2017, we recorded $4.0 million in costs of goods sold primarily related to accelerated depreciation of machinery and equipment within our Mineral Fiber segment based on management estimates.

NOTE 4.  ACQUISITIONS AND DISCONTINUED OPERATIONS

ACQUISITION OF TECTUM

On January 13, 2017, in connection with the acquisition of Tectum, the $31.2 million purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, in connection with the Tectum acquisition was $4.4 million.  The total fair value of intangible assets acquired, comprised of amortizable customer relationships and non-amortizing brand names, was $16.0 million, resulting in $10.8 million of goodwill.  All of the acquired goodwill is deductible for tax purposes.

EMEA AND PACIFIC RIM BUSINESSES

On November 17, 2017, in connection with the Purchase Agreement we entered into with Knauf, we agreed to sell certain subsidiaries comprising our businesses in EMEA and the Pacific Rim.  Pursuant to the Purchase Agreement, prior to the closing, we and Knauf will enter into (i) an agreement relating to the mutual supply of certain products after the closing, (ii) an agreement relating to the use of certain intellectual property by Knauf after the closing, including the Armstrong trade name and (iii) an agreement relating to certain transition services to be provided by AWI to Knauf after closing for a period of one year. WAVE and Knauf will also enter into similar agreements for such purposes.

As of December 31, 2017, based on anticipated net sales proceeds to be received from Knauf, the fair value of EMEA and Pacific Rim net assets are less than their carrying value.  As a result, we recorded an impairment charge of $74.0 million during the fourth quarter of 2017, which included $51.4 million of accumulated other comprehensive income adjustments, primarily accumulated foreign currency translation amounts, that will be subsequently reclassified to earnings from discontinued operations upon sale of our EMEA and Pacific Rim businesses.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

FLOORING BUSINESSES

Separation and Distribution of AFI

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”) by allocating the assets and liabilities related primarily to our Resilient and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock. Separation costs for 2016 and 2015 were $34.5 million and $34.3 million, respectively.  Separation costs for all periods primarily related to outside professional services and employee compensation and retention and severance accruals which were recorded within the Unallocated Corporate segment in conjunction with this initiative.

On April 1, 2016, in connection with the separation and distribution of AFI, we entered into several agreements with AFI that, together with a plan of division, provided for the separation and allocation between AWI and AFI of the flooring assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after AFI’s separation from AWI, and govern the relationship between AWI and AFI subsequent to the completion of the separation and distribution.  These agreements include a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark License Agreement and a Campus Lease Agreement.  AWI and AFI provided various services to each other during a transition period that expired on December 31, 2017.

The Tax Matters Agreement generally governs AWI’s and AFI’s respective rights, responsibilities and obligations after the separation and distribution with respect to tax matters.  Upon distribution, AWI received an opinion from its tax counsel that the separation and distribution qualified as a tax-free transaction for AWI and its shareholders.

The Employee Matters Agreement governed certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of AWI and AFI.  Pursuant to this agreement and in connection with the distribution, AWI transferred assets and liabilities from the AWI defined benefit pension and postretirement plans to AFI that relate to active AFI employees and certain former AFI employees to mirror plans established by AFI. See Note 16 for additional details.

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

As of December 4, 2014, DLW had a net liability of $12.9 million, representing assets of $151.9 million and liabilities of $164.8 million, which were removed from our balance sheet.  This net liability was recognized as a contingent liability on our consolidated balance sheet pending the closure and results of the insolvency proceeding.  The amount of the net liability, included within Accounts payable and accrued expenses on our Consolidated Balance Sheets, was $11.9 million as of December 31, 2016.  In April 2017, we entered into a settlement agreement and mutual release with the Administrator on behalf of the DLW estate to settle all claims of the Administrator related to the insolvency for a cash payment of $11.8 million.  DLW was previously shown within our Resilient Flooring reporting segment.

CABINETS

In September 2012, we entered into a definitive agreement to sell our cabinets business to American Industrial Partners.  The sale was completed in October 2012.  Net loss on disposal of discontinued operations in 2015 related to the settlement of a multi-employer pension plan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Summarized Financial Information of Discontinued Operations

The following tables detail the businesses and line items that comprise income from discontinued operations on the Consolidated Statements of Earnings and Comprehensive Income.

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2017:
Net sales	$436.2	$-	$436.2
Cost of goods sold	350.8	-	350.8
Gross profit	85.4	-	85.4
Selling, general and administrative expenses	78.3	-	78.3
Operating income	7.1	-	7.1
Interest expense	1.2	-	1.2
Other non-operating (income), net	(1.9)	-	(1.9)
Earnings from discontinued operations before income tax	7.8	-	7.8
Income tax expense	3.6	-	3.6
Gain from discontinued operations	$4.2	$-	$4.2

(Loss) on expected disposal of discontinued businesses before income tax (1)	$(74.0)	$(0.1)	$(74.1)
Income tax (benefit)	-	(4.1)	(4.1)
Net (loss) gain on disposal of discontinued businesses	$(74.0)	$4.0	$(70.0)

Net (loss) gain from discontinued operations	$(69.8)	$4.0	$(65.8)
(1)

Loss on disposal of EMEA and Pacific Rim businesses for the year ended December 31, 2017 represents the estimated write-down of EMEA and Pacific Rim assets based on our expected sales proceeds to be received upon closure of the transaction.

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2016:
Net sales	$397.2	$284.4	$681.6
Cost of goods sold	331.8	237.2	569.0
Gross profit	65.4	47.2	112.6
Selling, general and administrative expenses	69.7	50.5	120.2
Operating (loss)	(4.3)	(3.3)	(7.6)
Interest expense	0.3	-	0.3
Other non-operating expense, net	1.7	1.1	2.8
(Loss) from discontinued operations before income tax	(6.3)	(4.4)	(10.7)
Income tax (benefit) expense	(0.9)	0.1	(0.8)
(Loss) from discontinued operations	$(5.4)	$(4.5)	$(9.9)

Gain on disposal of discontinued businesses before income tax	$-	$0.1	$0.1
Income tax (benefit)	-	(15.2)	(15.2)
Net gain on disposal of discontinued businesses	$-	$15.3	$15.3

Net (loss) gain from discontinued operations	$(5.4)	$10.8	$5.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Cabinets	Total
2015:
Net sales	$426.2	$1,188.7	$-	$1,614.9
Cost of goods sold	355.8	962.3	-	1,318.1
Gross profit	70.4	226.4	-	296.8
Selling, general and administrative expenses	86.9	179.5	-	266.4
Operating (loss) income	(16.5)	46.9	-	30.4
Interest expense	0.7	-	-	0.7
Other non-operating (income) expense, net	(2.7)	3.1	-	0.4
(Loss) earnings from discontinued operations before income tax	(14.5)	43.8	-	29.3
Income tax expense	16.8	17.8	-	34.6
(Loss) earnings from discontinued operations	$(31.3)	$26.0	$-	$(5.3)

(Loss) gain on disposal of discontinued businesses before income tax	$-	$(0.8)	$0.6	$(0.2)
Income tax (benefit) expense	-	(42.0)	0.2	(41.8)
Net gain on disposal of discontinued businesses	$-	$41.2	$0.4	$41.6

Net (loss) gain from discontinued operations	$(31.3)	$67.2	$0.4	$36.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2017 and 2016 related to our EMEA and Pacific Rim businesses.

	December 31, 2017	December 31, 2016
Assets
Current assets:
Accounts and notes receivable, net	$61.4	$49.5
Inventories, net	59.2	62.1
Income tax receivable	3.1	4.0
Other current assets	12.9	9.6
Total current assets discontinued operations	136.6	125.2
Property, plant, and equipment, less accumulated depreciation and amortization (1) (2)	131.3	204.4
Prepaid pension costs (1)	26.1	7.9
Goodwill and intangible assets, net (1)	7.2	6.8
Deferred income taxes (1)	4.0	1.0
Other non-current assets (1)	0.9	1.0
Total non-current assets of discontinued operations (1)	169.5	221.1
Total assets of discontinued operations (1)	$306.1	$346.3
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$78.6	$80.1
Income tax payable	1.3	0.7
Total current liabilities	79.9	80.8
Pension benefit liabilities (3)	34.7	29.5
Other long-term liabilities (3)	1.8	2.1
Deferred income taxes (3)	12.1	2.4
Total non-current liabilities of discontinued operations (3)	48.6	34.0
Total liabilities of discontinued operations (3)	$128.5	$114.8

(1)	Presented as Current assets of discontinued operations on the Consolidated Balance Sheets as of December 31, 2017.
(2)	Includes a pre-tax impairment charge of $74.0 million recorded during the fourth quarter of 2017.

(3)  Presented as Current liabilities of discontinued operations on the Consolidated Balance Sheets as of December 31, 2017.

The following is a summary of total depreciation and amortization and capital expenditures presented as discontinued operations and included as components of operating and investing cash flows on our consolidated statements of cash flows:

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2017:
Depreciation and amortization	$22.2	$-	$22.2
Fixed asset impairment (1)	74.0	-	74.0
Purchases of property, plant and equipment	(12.0)	-	(12.0)

2016:
Depreciation and amortization	$23.0	$11.4	$34.4
Purchases of property, plant and equipment	(25.8)	(12.1)	(37.9)

2015:
Depreciation and amortization	$22.6	$39.1	$61.7
Purchases of property, plant and equipment	(34.6)	(61.6)	(96.2)

(1)

Loss on disposal of EMEA and Pacific Rim businesses for the year ended December 31, 2017 represents the estimated write-down of EMEA and Pacific Rim assets based on our expected sales proceeds to be received upon closure of the transaction.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2017	December 31, 2016
Customer receivables	$62.8	$56.9
Miscellaneous receivables	29.9	3.8
Less allowance for warranties, discounts, and losses	(1.9)	(1.9)
Accounts and notes receivable, net	$90.8	$58.8

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Miscellaneous receivables as of December 31, 2017 include insurance recoveries related to environmental matters.  See Note 27 for more information.

NOTE 6. INVENTORIES

	December 31, 2017	December 31, 2016
Finished goods	$33.2	$30.1
Goods in process	2.7	2.6
Raw materials and supplies	26.1	21.4
Less LIFO reserves	(8.2)	(7.2)
Total inventories, net	$53.8	$46.9

Approximately 84% and 87% of our total inventory in 2017 and 2016, respectively, were valued on a LIFO (last-in, first-out) basis.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities.  The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2017	December 31, 2016
U.S. locations	$6.5	$4.2
Canada locations	2.2	1.9
Total	$8.7	$6.1

Our Canadian locations use the FIFO method of inventory valuation (or other methods which closely approximate the FIFO method) primarily because the LIFO method is not permitted for local tax and/or statutory reporting purposes.  In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.  U.S. locations that use the FIFO method of inventory valuation primarily represent certain finished goods sourced from third party suppliers.

NOTE 7. OTHER CURRENT ASSETS

	December 31, 2017	December 31, 2016
Prepaid expenses	$7.1	$6.4
Fair value of derivative assets	0.2	2.2
Other	0.6	2.6
Total other current assets	$7.9	$11.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2017	December 31, 2016
Land	$32.5	$32.2
Buildings	224.6	202.8
Machinery and equipment	537.1	471.2
Computer software	20.9	15.2
Construction in progress	46.2	67.6
Less accumulated depreciation and amortization	(361.4)	(323.8)
Net property, plant and equipment	$499.9	$465.2

See Note 2 to the Consolidated Financial Statements for discussion of policies related to property and depreciation and asset retirement obligations.

NOTE 9. EQUITY INVESTMENTS

Investment in joint venture as of December 31, 2017 reflected the equity interest in our 50% investment in our WAVE joint venture. The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting.

We use the equity in earnings method to determine the appropriate classification of distributions from WAVE within our cash flow statement.  During 2017, 2016 and 2015, WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings.  Accordingly, the distributions in these years were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows.  Distributions from WAVE in 2017, 2016 and 2015 were $69.1 million, $86.9 million, and $64.2 million, respectively.

In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale.  In those circumstances, we record the sales and associated costs within our consolidated financial statements. The total sales associated with these transactions were $31.2 million, $29.8 million and $29.9 million for the years ended 2017, 2016 and 2015, respectively.

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $161.0 million as of December 31, 2017 and $166.6 million as of December 31, 2016.  These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11 in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting.  The differences are composed of the following fair value adjustments to assets:

	December 31, 2017	December 31, 2016
Property, plant and equipment	$0.4	$0.4
Other intangibles	130.2	135.8
Goodwill	30.4	30.4
Total	$161.0	$166.6

Other intangibles include customer relationships, trademarks and developed technology.  Customer relationships are amortized over 20 years and developed technology is amortized over 15 years.  Trademarks have an indefinite life.

See Exhibit 99.1 for WAVE’s consolidated financial statements.  On November 17, 2017, in connection with the Purchase Agreement we entered into with Knauf, the corresponding European and Pacific Rim businesses of WAVE will also be sold.  Accordingly, WAVE’s European and Pacific Rim historical financial statement results have been reflected in WAVE’s consolidated financial statements as a discontinued operation for all periods presented.  Our equity earnings in joint venture reflected as a component of earnings from continuing operations included $1.7 million, $2.8 million and $2.6 million of equity earnings from WAVE’s European and Pacific Rim businesses in 2017, 2016 and 2015, respectively. Condensed financial data for WAVE is summarized below.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	December 31, 2017	December 31, 2016
Current assets	$96.8	$96.3
Current assets of discontinued operations	36.4	16.8
Noncurrent assets	32.6	32.9
Noncurrent assets of discontinued operations	-	17.4
Current liabilities	18.1	33.1
Current liabilities of discontinued operations	8.1	8.2
Other noncurrent liabilities	246.6	244.0

	2017	2016	2015
Net sales	$344.5	$330.7	$309.7
Gross profit	192.7	192.4	172.1
Net earnings	144.3	151.9	136.5

Management evaluated its investment in WAVE for impairment as a result of WAVE’s anticipated sale of its European and Pacific Rim businesses.  Based on that evaluation, management concluded that as of December 31, 2017, its investment in WAVE was not impaired.

See discussion in Note 26 to the Consolidated Financial Statements for additional information on this related party.

NOTE 10.  GOODWILL AND INTANGIBLE ASSETS

We conduct our annual impairment testing of non-amortizing intangible assets during the fourth quarter.  The 2017, 2016 and 2015 reviews concluded that no impairment charges were necessary.  See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for intangible assets.

The following table details amounts related to our intangible assets as of December 31, 2017 and 2016:

		December 31, 2017		December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$176.3	$93.9	$165.3	$84.9
Developed technology	15 years	83.7	60.9	82.8	55.4
Other	Various	5.9	1.1	6.3	1.3
Total		$265.9	$155.9	$254.4	$141.6

Non-amortizing intangible assets
Trademarks and brand names	Indefinite	319.8		314.4
Goodwill		11.3		0.5
Total goodwill and intangible assets		$597.0		$569.3

	2017	2016	2015
Amortization expense	$14.6	$13.9	$14.0

The expected annual amortization expense for the years 2018 through 2022 are as follows:

2018	$14.7
2019	14.7
2020	14.7
2021	13.3
2022	9.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 11. OTHER NON-CURRENT ASSETS

	December 31, 2017	December 31, 2016
Cash surrender value of company-owned life insurance policies	$53.9	$52.7
Fair value of derivative assets	8.7	7.5
Other	1.7	2.6
Total other non-current assets	$64.3	$62.8

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2017	December 31, 2016
Payables, trade and other	$67.6	$68.7
Employment costs	18.0	16.3
Current portion of pension and postretirement benefit liabilities	11.6	12.2
Contingent liability related to discontinued operations	-	11.9
Other	11.2	7.9
Total accounts payable and accrued expenses	$108.4	$117.0

NOTE 13. SEVERANCE AND RELATED COSTS

In an effort to optimize our organizational and manufacturing cost structures, during the fourth quarter of 2017, we recorded $3.3 million in costs of goods sold in our Mineral Fiber segment for severance and related costs to reflect approximately 126 position eliminations in connection with the planned closure of our St. Helens, Oregon mineral fiber manufacturing facility, expected to occur in the first half of 2018.  In addition, during the fourth quarter of 2017, we recorded $1.3 million in SG&A expenses in our Mineral Fiber and Architectural Specialties segments for severance and related costs to reflect 18 position eliminations at our Lancaster, PA headquarters.

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

NOTE 14. INCOME TAXES

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act, resulting in significant changes from existing U.S. tax laws that impact us, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21%, allowing immediate 100% deduction for the cost of qualified property, eliminating the domestic production activities deduction, and imposing a one-time transition tax on the cumulative earnings and profits of certain foreign subsidiaries that were previously not repatriated and therefore not taxed for U.S. income tax purposes. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.

In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the 2017 Tax Act.  SAB 118 directs registrants to consider the impact of the Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law.  Registrants are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.

As a result of the reduction of the corporate income tax rate to 21%, we were required to re-measure our deferred tax assets and liabilities as of the date of enactment based on the rates at which they are expected to be utilized in the future.  The rate change resulted in an $87.2 million reduction of our net deferred tax liabilities and a corresponding deferred income tax benefit in the fourth quarter of 2017.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The 2017 Tax Act also changes the taxation of foreign earnings.  Generally, corporations are no longer subject to U.S. federal income tax upon the receipt of dividends from foreign subsidiaries and are not permitted foreign tax credits (“FTCs”) related to such dividends. Accordingly, we recorded an additional valuation allowance on $9.5 million of FTCs as of December 31, 2017.  This increase in our valuation allowance was due to these 2017 Tax Act provisions and as a result of the anticipated sale of our EMEA and Pacific Rim businesses.  As we continue to analyze the 2017 Tax Act and refine our calculations, it could give rise to additional changes in our valuation allowance and the realizability of foreign tax credits.

The one-time transition tax is based on the total post-1986 earnings and profits of our foreign subsidiaries. Substantially all of our earnings and profits were permanently reinvested outside the U.S prior to the 2017 Tax Act. We recorded provisional U.S. amounts for the one-time transition tax liabilities, resulting in an increase in income tax expense of $10.3 million.  We have not yet completed our calculation of the total post-1986 earnings and profits for our foreign subsidiaries or the tax pools of our foreign subsidiaries. Further, the one-time transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of tax pools, finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.  Taxes due on the one-time transition tax are payable as of December 31, 2017 and may be elected to be paid over a period of eight years. We intend on making this election.

The 2017 Tax Act also provides for immediate 100% deduction of the costs of qualified property placed in service from September 27, 2017 to December 31, 2022.  This provision will begin to phase down by 20% per year beginning January 1, 2023 and will be completely phased out as of January 1, 2027.  As of December 31, 2017, we have not completed our analysis of qualifying expenditures for purposes of determining the expenditures that qualify for the immediate 100% deduction under the 2017 Tax Act.

The adjustments to deferred tax assets and liabilities, the liability related to the one-time transition tax, changes in our valuation allowance, the realizability of foreign tax credits and the immediate deduction of 100% of the costs of qualifying property are provisional amounts estimated based on information available as of December 31, 2017.  These amounts are subject to change as we obtain information necessary to complete the calculations.  Additional information that may affect our provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement tax reform, including guidance with respect to the one-time transition tax, further clarification and guidance on the impact of the 2017 Act from state taxing authorities and completion of our 2017 tax return filings.  We will recognize any changes to the provisional amounts as we refine our estimates of cumulative temporary differences and our interpretations of the application of the 2017 Tax Act. We expect to complete our analysis of the provisional items by the second half of 2018.

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax basis are summarized below.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction and will generate foreign source income to realize deferred tax assets, net of valuation allowances.  In arriving at this conclusion, we considered the profit before tax generated for the years 2015 through 2017, as well as future reversals of existing taxable temporary differences and projections of future profit before tax and foreign source income.

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

As of December 31, 2017 and 2016, we had $664.6 million and $760.6 million, respectively, of gross state net operating loss (“NOL”) carryforwards expiring between 2018 and 2036.  As of December 31, 2017, we also had FTC carryforwards of $15.7 million that expire between 2018 and 2022. U.S. FTC carryforwards as of December 31, 2016 were $22.1 million on a gross basis, $19.3 million when netted with unrecognized tax benefits.

As of December 31, 2017 and 2016, we had valuation allowances of $47.4 million and $17.3 million, respectively.  As of December 31, 2017, our valuation allowance consisted of $10.3 million for federal deferred tax assets related to FTC carryforwards, $17.7 million for the outside basis difference between book and tax of our EMEA and Pacific Rim businesses and $19.4 million for state

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

deferred tax assets, primarily operating loss carryforwards.  Our valuation allowance increased in comparison to December 31, 2016 primarily as a result of the 2017 Tax Act and the anticipated sale of our EMEA and Pacific Rim businesses.

We estimate we will need to generate future federal taxable foreign source income of $74.8 million to fully realize FTC carryforwards before they expire in 2022.  We estimate we will need to generate future taxable income of approximately $506.8 million for state income tax purposes during the respective realization periods (ranging from 2018 to 2036) in order to fully realize the net deferred income tax assets discussed above.

Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income prior to expiration of certain deferred tax assets.

	December 31, 2017	December 31, 2016
Deferred income tax assets (liabilities)
Net operating losses	$35.6	$32.0
Postretirement benefits	23.3	38.1
Pension benefit liabilities	16.7	42.4
Deferred compensation	12.1	17.8
Undistributed foreign earnings	17.7	-
Foreign tax credit carryforwards	15.7	19.3
State tax credit carryforwards	10.5	9.1
Other	12.6	7.8
Total deferred income tax assets	144.2	166.5
Valuation allowances	(47.4)	(17.3)
Net deferred income tax assets	96.8	149.2
Intangibles	(136.3)	(211.8)
Accumulated depreciation	(56.1)	(49.2)
Prepaid pension costs	(20.4)	(18.9)
Inventories	(4.4)	(7.2)
Other	(1.7)	(1.8)
Total deferred income tax liabilities	(218.9)	(288.9)
Net deferred income tax liabilities	$(122.1)	$(139.7)
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets - noncurrent	$19.6	$14.4
Deferred income tax liabilities - noncurrent	(141.7)	(154.1)
Net deferred income tax liabilities	$(122.1)	$(139.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2017	2016	2015
Details of taxes
Earnings (loss) from continuing operations before income taxes:
Domestic	$224.1	$147.8	$92.7
Foreign	(2.0)	2.8	1.9
Total	$222.1	$150.6	$94.6

Income tax expense (benefit):
Current:
Federal	$26.2	$15.1	$16.8
Foreign	1.4	5.0	2.8
State	4.7	(6.7)	(4.8)
Total current	32.3	13.4	14.8

Deferred:
Federal	(36.6)	22.6	12.7
Foreign	(0.1)	(1.1)	(1.2)
State	5.9	16.4	10.4
Total deferred	(30.8)	37.9	21.9

Total income tax expense	$1.5	$51.3	$36.7

We reviewed our position with regards to foreign unremitted earnings and determined that unremitted earnings will not be permanently reinvested as a result of the anticipated sale of our EMEA and Pacific Rim businesses.  Accordingly, we have recorded foreign withholding taxes of $7.6 million, primarily within discontinued operations, on approximately $245.5 million of net undistributed earnings of foreign subsidiaries.

	2017	2016	2015
Reconciliation to U.S. statutory tax rate
Continuing operations tax at statutory rate	$77.7	$52.7	$33.1
Increase in valuation allowances on deferred domestic income tax assets	9.1	0.8	4.1
State income tax expense, net of federal benefit	7.9	3.2	4.0
Separation costs	-	15.1	-
Domestic production activities	(5.8)	(1.9)	(5.2)
Federal statute closure	(2.3)	(15.2)	-
2017 Tax Act	(82.5)	-	-
Other	(2.6)	(3.4)	0.7
Tax expense at effective rate	$1.5	$51.3	$36.7

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

We have $53.4 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2017, $36.9 million ($35.2 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

results of published tax cases or other similar activities.  Over the next twelve months we estimate that UTB’s may decrease by $0.1 million related to state statutes expiring and increase by $2.8 million due to uncertain tax positions expected to be taken on domestic tax returns.

We account for all interest and penalties on uncertain income tax positions as income tax expense.  We reported $3.5 million of interest and penalty exposure as noncurrent income tax payable in the Consolidated Balance Sheet as of December 31, 2017.

We had the following activity for UTB’s for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Unrecognized tax benefits balance at January 1,	$86.9	$150.6	$142.6
Gross change for current year positions	(2.2)	2.3	10.4
Increases for prior period positions	2.9	0.2	1.9
Decrease for prior period positions	(0.1)	(12.8)	(4.1)
Decrease due to settlements and payments	-	-	-
Decrease due to statute expirations	(34.1)	(53.4)	(0.2)
Unrecognized tax benefits balance at December 31,	$53.4	$86.9	$150.6

We file income tax returns in the U.S., various states and international jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities in Canada and the United States.  Generally, we have open tax years subject to tax audit on average of between three years and six years.  The statute of limitations is no longer open for U.S. federal returns before 2014.  With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2012.  We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods.

	2017	2016	2015
Other taxes
Payroll taxes	$14.2	$13.9	$14.0
Property, franchise and capital stock taxes	4.0	4.0	4.0

NOTE 15. DEBT

	December 31, 2017	Weighted Average Interest Rate for 2017	December 31, 2016	Weighted Average Interest Rate for 2016
Term loan A due 2021	$577.5	3.24%	$600.0	3.29%
Term loan B due 2023	245.6	4.25%	248.1	4.58%
Tax exempt bonds due 2041	35.0	0.79%	35.0	0.45%
Principal debt outstanding	858.1	3.43%	883.1	3.54%
Unamortized debt financing costs	(7.9)		(9.5)
Long-term debt	850.2	3.43%	873.6	3.54%
Less current portion and short-term debt	32.5	3.32%	25.0	3.42%
Total long-term debt, less current portion	$817.7	3.43%	$848.6	3.54%

The weighted average interest rates above are inclusive of our interest rate swaps.  See Note 18 to the Consolidated Financial Statements for further information.

We have a $1,050.0 million senior credit facility which is composed of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The revolving credit facility and Term Loan A are currently priced at 2.00% over LIBOR and the Term Loan B portion is priced at 2.75% over LIBOR with a 0.75% floor.  The senior credit facility also has a $25.0 million letter of credit facility, also known as our bi-lateral facility.  The revolving credit facility and Term Loan A mature in March 2021 and Term Loan B matures in November 2023.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

On April 1, 2016, we refinanced our senior credit facility.  In connection with this refinancing, we paid $9.3 million of bank, legal and other fees, of which $8.1 million were capitalized and recorded as a component of long-term debt and are being amortized into interest expense over the lives of the underlying loans.  Additionally, we wrote off $1.1 million of unamortized debt financing costs, included as a component of interest expense, in 2016 related to our previous credit facility.  Finally, in connection with the refinancing, we executed new interest rate swaps.  See Note 18 for additional details.

In February 2017, we repriced the interest rate on our Term Loan B borrowing, resulting in a lower LIBOR spread (2.75% vs. 3.25%).  The maturity date remained unchanged along with all other terms and conditions.  In connection with the repricing we paid $0.6 million of bank, legal and other fees, the majority of which were capitalized.

Under our senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments.  If our ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100.0 million, to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow.  These annual payments would be made in the first quarter of the following year.  No payment will be required in 2018 under the senior credit facility.

As of December 31, 2017, we were in compliance with all covenants of the amended senior credit facility. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets.  We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.  In anticipation of net sales proceeds to be received from Knauf in connection with the sale of our EMEA and Pacific Rim businesses, we received a consent from Bank of America, N.A., the administrative agent and collateral agent of our amended senior credit facility, that among other conditions, waives any mandatory prepayment provisions under our credit facility related to this transaction.  Our intention is to return a majority of the net proceeds from the sale of our EMEA and Pacific Rim businesses to our shareholders, in a manner and timing to be approved by our board of directors.

As of December 31, 2017, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased by AWI. This bond is backed by letters of credit which will be drawn if a portion of the bond is not successfully remarketed. We have not had to repurchase the bond.

We have a $40.0 million Accounts Receivable Securitization Facility (the “funding entity”) that matures in March 2019.  Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program generated by the originators are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of December 31, 2017, we had no borrowings under this facility.

None of our outstanding debt as of December 31, 2017 was secured with buildings and other assets.  The credit lines under our revolving credit facility are subject to immaterial annual commitment fees.

Scheduled payments of long-term debt:

2018	$32.5
2019	55.0
2020	62.5
2021	437.5
2022	2.5
2023 and later	268.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements.  Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and our securitization facility.  Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

The following table presents details related to our letters of credit:

	As of December 31, 2017
Financing Arrangement	Limit	Used	Available
Revolving credit facility	$150.0	$-	$150.0
Bi-lateral facility	25.0	17.1	7.9
Accounts receivable securitization facility	29.6	36.2	(6.6)
Total	$204.6	$53.3	$151.3

The maximum limit for letters of credit availability under our accounts receivable securitization facility is subject to securitized accounts receivable balances and other collateral adjustments.  As of December 31, 2017 and 2016, $6.6 million and $4.0 million of letters of credits issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Consolidated Balance Sheets.  This restriction will lapse upon replacement of collateral with accounts receivables and/or upon a change in the letter of credit limit as a result of higher securitized accounts receivable balances.

NOTE 16. PENSION AND OTHER BENEFIT PROGRAMS

DEFINED CONTRIBUTION BENEFIT PLANS

We sponsor several defined contribution plans, which cover substantially all U.S. and non-U.S. employees. Eligible employees may defer a portion of their pre-tax covered compensation on an annual basis.  We match employee contributions up to pre-defined percentages.  Employee contributions are 100% vested.  Employer contributions are vested based on pre-defined requirements.  Costs for worldwide defined contribution benefit plans were $6.2 million in 2017, $5.6 million in 2016 and $5.7 million in 2015.

DEFINED BENEFIT PENSION PLANS

Benefits from defined benefit pension plans are based primarily on an employee's compensation and years of service.  We fund our pension plans when appropriate.

Our U.S. defined benefit pension plans include both the qualified, funded RIP and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

Our RIP was amended to freeze accruals for salaried non-production employees, effective December 31, 2017.  The impact of this amendment resulted in a reduction to our December 31, 2016 projected benefit obligation with a corresponding increase to unrecognized loss, resulting in no curtailment gain or loss.  The impact of this amendment has been reflected in the net periodic pension credit for 2017.

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

Effective December 31, 2017, AWI merged the Tectum, Inc. Pension Plan (the “Tectum Plan”) with and into the RIP.  Tectum sponsored the Tectum Plan for the benefit of its eligible employees, which are limited to certain union employees at Tectum’s Newark, Ohio plant.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Our non-U.S. defined benefit pension plan represents an unfunded plan in Germany not acquired by Knauf in connection with the announced sale of our EMEA and Pacific Rim segments.  This plan utilizes assumptions which are consistent with, but not identical to, those of the U.S. plans.

The following tables summarize the balance sheet impact of our defined benefit pension plans, as well as the related benefit obligations, assets, funded status and rate assumptions.  We use a December 31 measurement date for all our defined benefit pension plans.

	U.S. Pension Plans		Non-U.S. Pension Plan
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,522.4	$1,918.1	$2.5	$2.5
Service cost	8.6	10.1	-	-
Interest cost	48.1	69.8	-	0.1
Partial settlement	(58.1)	-	-	-
Foreign currency translation adjustment	-	-	0.4	(0.2)
Actuarial loss (gain)	77.2	0.6	(0.1)	0.2
Benefits paid	(103.2)	(111.0)	(0.1)	(0.1)
Merger of Tectum Plan	5.1	-	-	-
Separation of AFI	-	(365.2)	-	-
Benefit obligation as of end of period	$1,500.1	$1,522.4	$2.7	$2.5

	U.S. Pension Plans		Non-U.S. Pension Plan
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets as of beginning of period	$1,512.9	$1,837.2	$-	$-
Actual return on plan assets	170.8	144.7	-	-
Employer contribution	3.9	4.2	0.1	0.1
Partial settlement	(58.1)	-	-	-
Benefits paid	(103.2)	(111.0)	(0.1)	(0.1)
Merger of Tectum Plan	3.4	-	-	-
Separation of AFI	-	(362.2)	-	-
Fair value of plan assets as of end of period	$1,529.7	$1,512.9	$-	$-
Funded status of the plans	$29.6	$(9.5)	$(2.7)	$(2.5)

	U.S. Pension Plans		Non-U.S. Pension Plan
	2017	2016	2017	2016
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	3.63%	4.12%	1.50%	1.40%
Rate of compensation increase	3.05%	3.10%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.12%	4.40%	1.40%	2.00%
Expected return on plan assets	6.50%	6.75%	-	-
Rate of compensation increase	3.10%	3.10%	-	-

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions for the RIP are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  The forecasts were averaged to come up with consensus passive return forecasts for each asset class.  Incremental components were added for the expected return from active management and asset class rebalancing based on historical information obtained from investment consultants.

These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.50% and 6.75% for the years ended December 31, 2017 and 2016, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,496.4 million and $1,518.0 million as of December 31, 2017 and 2016, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plan was $2.7 million and $2.5 million as of December 31, 2017 and 2016, respectively.

	U.S. Pension Plans		Non-U.S. Pension Plan
	2017	2016	2017	2016
Pension plans with benefit obligations in excess of assets
Projected benefit obligation, December 31	$58.5	$58.2	$2.7	$2.5
Accumulated benefit obligation, December 31	58.5	58.1	2.7	2.5

The components of the pension (credit) cost are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plan
	2017	2016	2015	2017	2016	2015
Service cost of benefits earned during the period	$8.6	$10.1	$16.3	$2.2	$2.2	$2.4
Interest cost on projected benefit obligation	48.1	69.8	80.9	5.4	6.9	8.3
Expected return on plan assets	(98.7)	(110.6)	(140.3)	(6.8)	(7.8)	(9.0)
Amortization of prior service cost	1.5	1.6	1.9	-	-	-
Recognized net actuarial loss	17.5	48.3	72.8	1.3	1.2	2.8
Partial settlement	20.8	-	-	-	-	-
Net periodic pension (credit) cost	$(2.2)	$19.2	$31.6	$2.1	$2.5	$4.5
Less: Discontinued operations	-	2.2	11.0	2.0	2.4	4.4
Net periodic pension (credit) cost, continuing operations	$(2.2)	$17.0	$20.6	$0.1	$0.1	$0.1

The change in amortization of net actuarial loss for the U.S. defined-benefit plans for 2017 in comparison to 2016 was due to a reduction in active plan participants due to the separation of AFI.  During 2016, actuarial gains and losses were amortized into future earnings over the expected remaining service period of plan participants, which was approximately 8 years for our U.S. defined-benefit pension plans.  For 2017, actuarial gains and losses were amortized over the remaining life expectancy of plan participants, which was approximately 19 years for our U.S. defined-benefit pension plans.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Each asset class utilized by the RIP has defined asset allocation targets and allowable ranges.  The table below shows the asset allocation targets and the December 31, 2017 and 2016 positions for each asset class:

	Target
	Weight at
	December 31,	Position at December 31,
Asset Class	2017	2017 (1)	2016
Long duration bonds	59.0%	59.0%	55.0%
Equities	30.0%	28.0%	26.0%
High yield bonds and real assets	6.0%	3.0%	7.0%
Real estate and private equity	4.0%	4.0%	5.0%
Other	1.0%	6.0%	7.0%

(1)	Investments in collective trust funds as of December 31, 2017 have been categorized within the asset classes above based on the underlying investments in those funds.

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

The following table sets forth by level within the fair value hierarchy a summary of the RIP plan assets measured at fair value on a recurring basis:

	Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$879.5	$-	$879.5
Collective trust fund	-	561.6	-	561.6
Other investments	-	-	2.7	2.7
Cash and other short-term investments	1.7	20.7	-	22.4
Net assets measured at fair value	$1.7	$1,461.8	$2.7	$1,466.2
Investments measured at net asset value				63.5
Net assets				$1,529.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$831.7	$-	$831.7
Equities	329.0	60.1	-	389.1
High yield bonds	-	67.6	-	67.6
Real assets	-	32.5	-	32.5
Other investments	-	-	2.8	2.8
Cash and other short-term investments	34.2	78.2	-	112.4
Net assets measured at fair value	$363.2	$1,070.1	$2.8	$1,436.1
Investments measured at net asset value				76.8
Net assets				$1,512.9

RIP Level 3 assets remained relatively unchanged from December 31, 2016 to December 31, 2017, with the change in Level 3 assets during 2017 due primarily to unrealized gains and losses.

The RIP has investments in alternative investment funds as of December 31, 2017 and December 31, 2016 which are reported at fair value.  Certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. We have concluded that the NAV reported by the underlying fund approximates the fair value of the investment.  These investments are redeemable at NAV under agreements with the underlying funds.  However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.  Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the U.S. defined benefit pension plan asset’s interest in the funds.  As of December 31, 2017, there were no restrictions on redemption of these investments.

The following table sets forth a summary of the RIP’s investments measured at NAV:

	Value at December 31, 2017
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$59.9	$2.2	Quarterly	45-90 Days
Other investments	3.6	0.9	None	None
Investments measured at net asset value	$63.5	$3.1

	Value at December 31, 2016
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$73.3	$2.2	Quarterly	45-90 Days
Other investments	3.5	0.9	None	None
Investments measured at net asset value	$76.8	$3.1

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Collective Trust Fund: Consists of separately managed accounts comprised of equity investments, fixed income securities, commodity future contracts, cash and other short-term securities.  The fair value of collective trust funds have been classified as Level 2 assets above as their values were derived based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.

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

Real estate:  Consists of both open-end and closed-end funds.  There are no readily available market quotations for these real estate funds.  These investments were measured at fair value using the NAV practical expedient.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following tables summarize the balance sheet impact of the U.S. postretirement benefit pension plan, as well as the related benefit obligations, funded status and rate assumptions.  We use a December 31 measurement date for all our defined benefit postretirement benefit plans.

	2017	2016
U.S. defined-benefit retiree health and life insurance plans
Change in benefit obligation:
Benefit obligation as of beginning of period	$93.1	$190.3
Service cost	0.4	0.4
Interest cost	3.0	4.7
Plan participants' contributions	2.8	3.2
Plan amendments	(1.1)	-
Actuarial (gain)	(1.3)	(7.7)
Benefits paid	(10.3)	(11.5)
Separation of AFI	-	(86.3)
Benefit obligation as of end of period	$86.6	$93.1

	2017	2016
Change in plan assets:
Fair value of plan assets as of beginning of period	$-	$-
Employer contribution	7.5	8.3
Plan participants' contributions	2.8	3.2
Benefits paid	(10.3)	(11.5)
Fair value of plan assets as of end of period	$-	$-

Funded status of the plans	$(86.6)	$(93.1)

	2017	2016
U.S. defined-benefit retiree health and life insurance plans
Weighted-average discount rate used to determine benefit obligations at end of period	3.60%	4.10%
Weighted-average discount rate used to determine net periodic benefit cost for the period	4.11%	4.17%

The components of postretirement benefit (credit) cost are as follows:

	2017	2016	2015
U.S. defined-benefit retiree health and life insurance plans
Service cost of benefits earned during the period	$0.4	$0.4	$0.9
Interest cost on accumulated postretirement benefit obligation	3.0	4.7	8.1
Amortization of prior service (credit)	-	(0.3)	(0.6)
Amortization of net actuarial gain	(3.6)	(6.1)	(7.8)
Net periodic postretirement benefit (credit) cost	$(0.2)	$(1.3)	$0.6
Less: Discontinued operations	-	(0.2)	0.8
Net periodic postretirement benefit (credit), continuing operations	$(0.2)	$(1.1)	$(0.2)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 8.0% for pre-65 retirees and 9.2% to 10.9% for post-65 retirees (depending on plan type) was assumed for 2017, decreasing ratably to an ultimate rate of 4.5% in 2026.  Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
U.S. defined benefit retiree health and life insurance benefits plans
Effect on total service and interest cost components	$(0.1)	$0.1
Effect on postretirement benefit obligation	(0.8)	0.7

Amounts recognized in assets (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2017	2016	2017	2016	2017	2016
Prepaid pension costs	$88.3	$48.7	$-	$-	$-	$-
Accounts payable and accrued expenses	(4.1)	(3.9)	(0.1)	-	(7.4)	(8.3)
Postretirement benefit liabilities	-	-	-	-	(79.2)	(84.8)
Pension benefit liabilities	(54.6)	(54.3)	(2.6)	(2.5)	-	-
Net amount recognized	$29.6	$(9.5)	$(2.7)	$(2.5)	$(86.6)	$(93.1)

Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2017	2016	2017	2016	2017	2016
Net actuarial (loss) gain	$(520.2)	$(553.5)	$(8.9)	$(22.4)	$49.5	$51.7
Prior service (cost) credit	-	(1.5)	(0.5)	(0.6)	1.1	0.1
Accumulated other comprehensive (loss) income	$(520.2)	$(555.0)	$(9.4)	$(23.0)	$50.6	$51.8

For U.S. pension plans, we expect to amortize $20.1 million of previously unrecognized prior service cost and net actuarial losses into pension cost in 2018 and expect to contribute $4.0 million in 2018.

For our non-U.S. pension plan, we do not expect to amortize any previously unrecognized net actuarial losses or unrecognized prior service cost into pension cost in 2018 and do not expect to contribute any amounts in 2018.

For our U.S. postretirement benefit plans, we expect to amortize $5.3 million of previously unrecognized net actuarial gains and prior service credits into postretirement benefit cost in 2018 and expect to contribute $7.4 million in 2018.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. and non-U.S plans:

	U.S. Pension Benefits (1)	Non-U.S. Pension Benefits	Retiree Health and Life Insurance Benefits, Net
2018	$106.4	$0.1	$7.4
2019	105.3	0.1	7.4
2020	104.4	0.1	7.1
2021	102.4	0.1	6.9
2022	101.5	0.1	6.6
2023 - 2027	482.6	0.6	28.8

(1)

We were not required and did not make contributions to the RIP during 2017, 2016 or 2015 as, based on guidelines established by the Pension Benefit Guaranty Corporation, the RIP had sufficient assets to fund its distribution obligations.  Benefit payments to participants have been made directly from the RIP to participants from the assets of the plan.

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	December 31, 2017		December 31, 2016
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total debt, including current portion	$(850.2)	$(850.8)	$(873.6)	$(873.7)
Foreign currency contracts	(0.8)	(0.8)	1.3	1.3
Natural gas contracts	(0.6)	(0.6)	1.0	1.0
Interest rate swap contracts	8.9	8.9	6.9	6.9

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

The fair value measurement of assets and liabilities is summarized below:

	December 31, 2017		December 31, 2016
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Foreign currency contracts	$(0.8)	$-	$1.3	$-
Natural gas contracts	-	(0.6)	-	1.0
Interest rate swap contracts	-	8.9	-	6.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition.  We use forward swaps and option contracts to hedge these exposures. Forward swaps and option contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures.  At inception, derivatives that we designate as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge.  We also formally assess both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark-to-market adjustments are recognized in earnings.  We use derivative financial instruments as risk management tools and not for speculative trading purposes.

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities.  As a result, we are exposed to fluctuations in the price of natural gas.  We have a policy of reducing North American natural gas price volatility by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward.  The contracts are based on forecasted usage of natural gas measured in mmBtu’s.  There is a high correlation between the hedged item and the hedge instrument.  The gains and losses on these instruments offset gains and losses on the transactions being hedged.  These instruments are designated as cash flow hedges.  As of December 31, 2017 and December 31, 2016, the notional amount of these hedges was $9.2 million and $7.4 million, respectively.  The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately.  The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2017, 2016 and 2015.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates.  To a large extent, our historical global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues.  Upon completion of the sale of our EMEA and Pacific Rim businesses, and on a continuing operations basis as of December 31, 2017, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis and when possible, use derivatives to hedge our unmatched foreign currency cash inflows and outflows.

We use Canadian dollar forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows resulting from the sale of products to Canadian customers will be adversely affected by changes in exchange rates.  These derivative instruments are used for forecasted transactions and are classified as cash flow hedges.  Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to Canadian dollar exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged.  The notional amount of these hedges was $18.9 million and $26.5 million at December 31, 2017 and December 31, 2016, respectively.  Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

earnings.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense immediately.  The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2017, 2016 and 2015.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. The following table summarizes our interest rate swaps as of December 31, 2017:

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

During the fourth quarter of 2016, we elected to change the floating rate basis for interest payments due under our Term Loan A credit facility from 3-month LIBOR to 1-month LIBOR.  In connection with the change in our underlying interest payments, in November 2016 we entered into $450.0 million forward-starting notional amount basis rate swaps to convert the floating rate risk under our Term Loan A Swaps from 3-month LIBOR to 1-month LIBOR and jointly designated the basis swaps with our Term Loan A Swaps in cash flow hedging relationships.  As a result of this transaction, $2.4 million of gains recorded as a component of accumulated other comprehensive income were reclassified as a reduction to interest expense during the fourth quarter of 2016.  Since the basis rate swaps had a non-zero fair value upon designation as cash flow hedges, mark-to-market gains or losses on ineffective portions of these hedges are recorded as a component of interest expense. Under the terms of our Term Loan B swap with a trade date of April 1, 2016, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.  These swaps were designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The mark-to-market gains or losses on the ineffective portion of hedges are recognized in interest expense immediately.  The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2017 and 2016. There was no earnings impact of the ineffective portion of these hedges for the years ended December 31, 2015.

 Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2017 and December 31, 2016.  We did not have any derivative assets or liabilities not designated as hedging instruments for the years ended December 31, 2017 and 2016.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$-	$1.0	Accounts payable and accrued expenses	$0.5	$-
Foreign exchange contracts	Other current assets	-	1.2	Accounts payable and accrued expenses	0.7	-
Interest rate swap contracts	Other current assets	0.2	-	Accounts payable and accrued expenses	-	-
Natural gas commodity contracts	Other non-current assets	-	-	Other long-term liabilities	0.1	-
Foreign exchange contracts	Other non-current assets	-	0.1	Other long-term liabilities	0.1	-
Interest rate swap contracts	Other non-current assets	8.7	7.4	Other long-term liabilities	-	0.5
Total derivatives designated as hedging instruments		$8.9	$9.7		$1.4	$0.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	2017	2016	2015		2017	2016	2015
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	$(1.3)	$0.6	$(2.3)	Cost of goods sold	$0.3	$(1.2)	$(4.4)
Foreign exchange contracts – purchases	(0.5)	-	1.2	Cost of goods sold	-	-	1.8
Foreign exchange contracts – sales	(1.8)	(2.9)	4.7	Net sales	0.1	1.4	3.8
Interest rate swap contracts	2.2	6.8	(2.1)	Interest expense	(0.9)	(8.3)	(0.8)
Total	$(1.4)	$4.5	$1.5	Total gain (loss) from continuing operations	(0.5)	(8.1)	0.4
				Total (loss) gain from discontinued operations	(0.1)	0.2	-
				Total gain (loss)	$(0.6)	$(7.9)	$0.4

As of December 31, 2017, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $1.3 million.

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

The following table summarizes the activity for the accrual of product warranties for December 31, 2017 and 2016:

	2017	2016
Balance at beginning of period	$0.2	$0.3
Current year warranty accruals	3.2	8.0
Reductions for payments	(3.3)	(8.1)
Balance at end of period	$0.1	$0.2

NOTE 20. OTHER LONG-TERM LIABILITIES

	December 31, 2017	December 31, 2016
Long-term deferred compensation arrangements	$15.3	$15.9
Environmental liabilities	13.5	4.7
Long-term portion of derivative liabilities	0.2	0.5
Other	6.5	5.9
Total other long-term liabilities	$35.5	$27.0

NOTE 21. SHARE-BASED COMPENSATION PLANS

The 2016 Long-Term Incentive Plan (“2016 LTIP”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees and expires on July 8, 2026, after which time no further awards may be made.  The 2016 LTIP authorizes us to issue up to 8,949,000 shares of common stock, which

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

includes all shares that have been issued under the 2016 LTIP.  As of December 31, 2017, 2,543,180 shares were available for future grants under the 2016 LTIP.

The 2016 Directors Stock Unit Plan (“2016 Director’s Plan”) authorizes us to issue stock units to non-employee directors until July 2026.  The 2016 Director’s Plan authorizes us to issue up to 550,000 shares of common stock, which includes all shares that have been issued under the 2016 Director’s Plans.   As of December 31, 2017, 202,535 shares were available for future grants under the 2016 Director’s Plan.

The following table presents stock option activity for the year ended December 31, 2017:

	Number of shares (thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding, December 31, 2016	1,350.6	$34.66
Option shares exercised	(78.2)	(41.62)
Option shares outstanding, December 31, 2017	1,272.4	$34.23	3.4	$33.5
Option shares exercisable, vested and expected to vest, December 31, 2017	1,272.4	34.23	3.4	$33.5

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

The following table presents information related to stock option exercises:

	2017	2016	2015
Total intrinsic value of stock options exercised	$0.9	$0.4	$3.5
Cash proceeds received from stock options exercised	$3.3	$0.7	$6.4
Tax (expense) deduction realized from stock options exercised	$(0.2)	$(0.1)	$0.4

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.  There were no option grants in 2017, 2016 or 2015.

Historically, we have also granted non-vested stock awards in the form of restricted stock, RSUs, performance restricted stock and PSUs. As of December 31, 2017 and 2016, we have no outstanding restricted stock or performance restricted stock.  A summary of the 2017 activity related to these awards follows:

	Non-Vested Stock Awards
	RSUs		PSUs
	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date
December 31, 2016	224.5	$44.94	290.4	$40.29
Granted	54.2	47.18	139.4	44.65
Vested	(101.1)	(46.23)	(39.7)	(47.19)
Forfeited	(6.0)	(44.23)	(10.4)	(43.91)
December 31, 2017	171.6	$45.27	379.7	$41.08

RSUs entitle the recipient to a specified number of shares of AWI’s common stock provided the prescribed service period is fulfilled.  PSUs entitle the recipient to a specified number of shares of AWI’s common stock provided the defined financial targets are achieved at the end of the performance period.  RSUs and PSUs generally had vesting periods of three years at the grant date.  RSUs and PSUs earn dividends during the vesting period that are forfeitable if the awards do not vest.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The table above contains 8,354 and 9,581 RSUs as of December 31, 2017 and 2016, respectively, which are accounted for as liability awards as they are able to be settled in cash. The table above contains 720 PSUs as of December 31, 2016, which are accounted for as liability awards as they are able to be settled in cash.  Employee liability awards outstanding for all periods represent awards to employees of our EMEA and Pacific Rim businesses.  The underlying liability is reflected as a component of current liabilities from discontinued operations on our consolidated balance sheets.

RSUs and PSUs with non-market based performance conditions are measured at fair value based on the closing price of our stock on the date of grant.  In 2017 and 2016, we granted 69,769 and 158,790 PSUs with market based performance conditions that are valued through the use of a Monte Carlo simulation.  The weighted average assumptions for PSUs measured at fair value through the use of a Monte Carlo simulation is presented in the table below.

	2017	2016
Weighted-average grant date fair value of market based PSUs granted (dollars per award)	$43.29	$37.75
Assumptions
Risk free rate of return	1.5%	0.8%
Expected volatility	28.0%	28.0%
Expected term (in years)	3.1	2.7
Expected dividend yield	0.0%	0.0%

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

In addition to the equity awards described above, as of December 31, 2017 we had 11,773 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan not reflected in the non-vested stock awards table above.  These awards are settled in cash and had vesting periods of one to three years.  The awards are generally payable six months following the director’s separation from service on the Board of Directors.  The total liability recorded for these shares as of December 31, 2017 was $1.3 million which includes associated non-forfeitable dividends.  The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under the plan.

As of December 31, 2017 and 2016, there were 191,725 and 189,237 RSUs, respectively, outstanding under the 2016 Directors Stock Unit Plan not reflected in the Non-Vested Stock Awards table above.  In 2017 and 2016, we granted 22,433 and 25,714 restricted stock units, respectively, to non-employee directors.  These awards generally have a vesting period of one year, and as of December 31, 2017 and 2016, 169,292 and 163,523 shares, respectively, were vested but not yet delivered.  The awards are generally payable six months following the director’s separation from service on the Board of Directors and earn dividends during the vesting period that are non-forfeitable.

We recognize share-based compensation expense on a straight-line basis over the vesting period.  Share-based compensation cost was $9.8 million ($5.9 million net of tax benefit) in 2017; $11.0 million ($6.6 million net of tax benefit) in 2016, and $10.2 million ($6.0 million net of tax benefit) in 2015.

As of December 31, 2017, there was $12.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 22. EMPLOYEE COSTS

	2017	2016	2015
Wages, salaries and incentive compensation	$191.0	$179.1	$185.1
Payroll taxes	14.2	13.9	14.0
Defined contribution and defined benefit pension plan expense, net	4.1	22.7	26.4
Insurance and other benefit costs	24.0	21.4	18.8
Share-based compensation	9.8	11.0	10.2
Total	$243.1	$248.1	$254.5

NOTE 23. LEASES

We rent certain real estate and equipment.  Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense was $6.7 million in 2017, $5.2 million in 2016 and $5.2 million in 2015.

Future minimum payments at December 31, 2017 by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Total Minimum Lease Payments
Scheduled minimum lease payments
2018	$2.4
2019	2.2
2020	1.8
2021	1.5
2022	1.1
Thereafter	4.3
Total	$13.3

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Repurchases under the Program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate the Company to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.  During 2017, 1.8 million shares were repurchased under the Program for a total cost of $80.4 million, or an average price of $43.58 per share.  During 2016, 1.1 million shares were repurchased under the Program for a total cost of $43.8 million, or an average price of $39.45 per share.  Since inception of the Program, we have repurchased 2.95 million shares under the Program for a total cost of $124.2 million, or an average price of $42.03 per share.

Accumulated Other Comprehensive (Loss)

The balance of each component of accumulated other comprehensive (loss), net of tax as of December 31, 2017 and 2016 is presented in the table below.

	December 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(47.1)	$(71.6)
Derivative gain, net	3.5	3.8
Pension and postretirement adjustments	(302.3)	(336.0)
Accumulated other comprehensive (loss)	$(345.9)	$(403.8)

The amounts and related tax effects allocated to each component of other comprehensive income for 2017, 2016, and 2015 are presented in the table below.

	Pre-tax Amount	Tax Benefit	After- tax Amount
2017
Foreign currency translation adjustments	$24.5	$-	$24.5
Derivative (loss), net	(0.8)	0.5	(0.3)
Pension and postretirement adjustments	50.4	(16.7)	33.7
Total other comprehensive income	$74.1	$(16.2)	$57.9

	Pre-tax Amount	Tax Expense	After-tax Amount
2016
Foreign currency translation adjustments	$(33.2)	$-	$(33.2)
Derivative gain, net	11.9	(4.4)	7.5
Pension and postretirement adjustments	75.7	(26.4)	49.3
Total other comprehensive income	$54.4	$(30.8)	$23.6

	Pre-tax Amount	Tax Benefit	After-tax Amount
2015
Foreign currency translation adjustments	$(25.5)	$-	$(25.5)
Derivative gain, net	1.1	(0.4)	0.7
Pension and postretirement adjustments	50.7	(17.8)	32.9
Total other comprehensive (loss) income	$26.3	$(18.2)	$8.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2017 and 2016:

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2015	$(33.8)	$(3.3)	$(450.3)	$(487.4)
Separation of AFI, net of tax (benefit) of $-, $-, ($39.2), and ($39.2)	(4.6)	(0.4)	65.0	60.0
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $ -, ($1.8), ($10.9), and ($12.8)	(33.2)	3.0	20.2	(10.0)
Amounts reclassified from accumulated other comprehensive income	-	4.5	29.1	33.6
Net current period other comprehensive (loss) income	(33.2)	7.5	49.3	23.6
Balance, December 31, 2016	(71.6)	3.8	(336.0)	(403.8)
Other comprehensive income (loss) income before reclassifications, net of tax expense (benefit) of $ -, $0.8, ($3.6), and ($2.8)	24.5	(0.7)	9.3	33.1
Amounts reclassified from accumulated other comprehensive income	-	0.4	24.4	24.8
Net current period other comprehensive income (loss)	24.5	(0.3)	33.7	57.9
Balance, December 31, 2017	$(47.1)	$3.5	$(302.3)	$(345.9)

(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statement of Earnings and Comprehensive Income are presented in the table below.

	Amounts Reclassified from AOCI		Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
	2017	2016
Derivative Adjustments:
Natural gas commodity contracts	$(0.3)	$1.2	Cost of goods sold
Foreign exchange contracts - purchases	0.1	(0.2)	Cost of goods sold
Foreign exchange contracts - sales	(0.1)	(1.4)	Net sales
Interest rate swap contracts	0.9	8.3	Interest expense
Total income from continuing operations, before tax	0.6	7.9
Tax impact	(0.2)	(2.8)	Income tax expense
Total income from continuing operations, net of tax	0.4	5.1
Total (loss) from discontinued operations, net of tax benefit of $- and ($0.3)	-	(0.6)
Total income, net of tax	0.4	4.5

Pension and Postretirement Adjustments:
Prior service cost amortization	0.9	0.6	Cost of goods sold
Prior service cost amortization	0.6	0.6	SG&A expense
Amortization of net actuarial loss	7.4	20.7	Cost of goods sold
Amortization of net actuarial loss	7.8	18.4	SG&A expense
Partial settlement	12.5	-	Cost of goods sold
Partial settlement	8.3	-	SG&A expense
Total expense from continuing operations, before tax	37.5	40.3
Tax impact	(13.1)	(14.1)	Income tax expense
Total expense from continuing operations, net of tax	24.4	26.2
Total expense from discontinued operations net of tax expense of $- and $1.5	-	2.9
Total expense, net of tax	24.4	29.1
Total reclassifications for the period	$24.8	$33.6

NOTE 25. SUPPLEMENTAL FINANCIAL INFORMATION

	2017	2016	2015
Selected operating expense
Maintenance and repair costs	$42.5	$41.4	$42.2
Research and development costs	17.4	17.8	18.7
Advertising costs	6.0	5.4	5.5

Other non-operating (income)/expense
Interest income	$(1.8)	$(1.0)	$(0.6)
Foreign currency transaction (gain)/loss, net of hedging activity	(0.6)	(9.4)	13.8
Other	-	(0.8)	4.6
Total	$(2.4)	$(11.2)	$17.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 26. RELATED PARTIES

In some markets, we purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries, for resale to customers.  The total amount of these purchases was $18.2 million in 2017, $18.0 million in 2016 and $18.2 million in 2015.  We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement.  Those services amounted to $14.9 million in 2017, $9.1 million in 2016, and $8.8 million in 2015.  The net amount due to WAVE from us for all of our relationships was $2.6 million as of December 31, 2017 and $4.2 million as of December 31, 2016.  See Note 9 to the Consolidated Financial Statements for additional information.

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

In 2017 we entered settlement agreements totaling $30.5 million with legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites.  These settlements were recorded as an $11.2 million reduction to cost of goods sold and a $19.3 million reduction to SG&A expenses during the third and fourth quarters of 2017, reflecting the same income statement categories where environmental expenditures were historically recorded.  We obtained court approval of these settlements in January 2018 and now expect payments to be released to us from escrow in the first quarter of 2018.  We anticipate that we may enter into additional settlement agreements in the future that may or may not be material with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

On September 14, 2016, the parties submitted a Feasibility Study to the ODEQ proposing remedial action options for the Upland area.  We have participated in the investigation phase for the Lowland area of the Owned Property and the Scappoose Bay and worked with the ODEQ, Kaiser and OC to finalize the reports to move to the Feasibility Study phase.

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

In November 2017, we participated in voluntary mediation with ODEQ, OC and Kaiser to negotiate a resolution that would discharge Potentially Responsible Parties (“PRPs”) liability for the site.  As a result of the mediation, on February 1, 2018, ODEQ issued a Public Notice and a proposed Consent Judgment recommending that, in exchange for a release from ODEQ for all contamination claims against AWI, we would pay $8.6 million to the State of Oregon and perform a previously scoped remedial action for the Upland area of the site.  During the fourth quarter of 2017, we increased our reserve for environmental liabilities by $8.6 million as a result of this pending settlement with the State of Oregon.  The Consent Judgment remains subject to a public comment period and subsequent entry and approval by the Columbia County Circuit Court, which we expect to occur in 2018.

Macon, GA

The U.S. Environmental Protection Agency (“EPA”) has listed two landfills located on a portion of our facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, portions of Rocky Creek, and certain tributaries leading to Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably polychlorinated biphenyls (“PCBs”).

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

It is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to AWI’s property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other PRPs received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We, along with the other PRPs, submitted a good faith offer to the EPA in response to the Special Notice Letter to conduct RI/FS.  We and the other PRPs are in negotiations with the EPA on the agreement to conduct an

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

RI/FS for Operable Unit 2.  We have not yet commenced an investigation of this portion of the site.  We anticipate that the EPA will require significant investigative work for Operable Unit 2 and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate AWI’s final share of the costs or the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material.

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

Summary of Financial Position

Liabilities of $13.5 million as of December 31, 2017 and $4.7 million as of December 31, 2016 were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  During 2017, we recorded reserves for potential environmental liabilities of $10.1 million, including $8.6 million of reserves recorded in the fourth quarter for the above referenced St. Helens settlement.  During 2016, we recorded reserves for potential environmental liabilities of $2.9 million.  Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available, and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold, SG&A expenses and/or discontinued operations, which are the same income statement categories where environmental expenditures were historically recorded.  Insurance recoveries in excess of historical environmental spending, if any, would be recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record recoveries as assets in the Consolidated Balance Sheets.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) filed litigation against us in the United States District Court for the District of Delaware alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and are vigorously defending the matter.

We are involved in various other lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

distributors, relationships with competitors, employees and other matters.  From time to time, for example, we may be a party to litigation matters that involve product liability, tort liability and other claims under various allegations, including illness due to exposure to certain chemicals used in the workplace; or medical conditions arising from exposure to product ingredients or the presence of trace contaminants.  Such allegations may involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold.  We believe that any current claims are without merit and intend to defend them vigorously.  For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  When applicable and appropriate, we will pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands.  While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 28.  EARNINGS PER SHARE

Earnings per share components may not add due to rounding.

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Earnings from continuing operations	$220.6	$99.3	$57.9
Earnings allocated to participating non-vested share awards	(0.7)	(0.3)	(0.2)
Earnings from continuing operations attributable to common shares	$219.9	$99.0	$57.7

	2017	2016	2015
	(in millions)
Basic shares outstanding	53.3	55.4	55.5
Dilutive effect of common stock equivalents	0.6	0.3	0.4
Diluted shares outstanding	53.9	55.7	55.9

Options to purchase 319,836, 632,799 and 203,527 shares of common stock were outstanding as of December 31, 2017, 2016, and 2015, respectively, but not included in the computation of diluted earnings per share, because the options were anti-dilutive.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017.  Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company (as of February 26, 2018):

Name	Age	Present Position and Business Experience During the Last Five Years*

Victor D. Grizzle	56	Armstrong World Industries, Inc. President & CEO, Director since April 2016 Executive Vice President & CEO, Armstrong Building Products (2011 to April 2016)

Charles M. Chiappone	55

Armstrong World Industries, Inc.

Senior Vice President, Ceiling Solutions since April 2016

Vice President of Global Marketing & Commercial Excellence,

Armstrong Building Products (January 2012 to April 2016)

David S. Cookson	60	Armstrong World Industries, Inc. Senior Vice President, Americas since 2008

Mark A. Hershey	48	Armstrong World Industries, Inc. Senior Vice President, General Counsel since July 2011 Chief Compliance Officer since February 2012 Secretary (July 2011 to June 2014 and since April 2016)

Brian L. MacNeal	51

Armstrong World Industries, Inc.

Senior Vice President, Chief Financial Officer since April 2016

Vice President, Global Finance and CFO, Armstrong Building Products (2014 to April 2016)

Heartland Energy Solutions

Interim Chief Financial Officer (2013 to 2014)

Campbell Soup Company

Vice President of Finance (2011 to 2013)

Stephen F. McNamara	51	Armstrong World Industries, Inc. Vice President, Controller since July 2008

Ellen R. Romano	56	Armstrong World Industries, Inc. Senior Vice President, Human Resources since July 2013 Vice President, Human Resources, Armstrong Building Products (2009 to 2013)

*	Information in parentheses regarding previously held positions indicates either the duration the Executive Officer held the position or the year in which service in the position began.

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

The Codes of Ethics are available at http://www.armstrongceilings.com/corporate/codes-policies.html and in print free of charge.  Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer, must be reviewed in advance by the Nominating and Governance Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval. The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange.  We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website.  There were no waivers or exemptions from the Code of Business Conduct in 2017 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2018 annual meeting of shareholders to be filed no later than April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors – Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2018 annual meeting of shareholders to be filed no later than April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2018 annual meeting of shareholders to be filed no later than April 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2018 annual meeting of shareholders to be filed no later than April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2018 annual meeting of shareholders to be filed no later than April 30, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Listing of Documents
1.

The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2017 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 34.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2017, 2016, and 2015 (filed herewith as Exhibit 99.1).

3.	The following exhibits are filed as part of this 2017 Annual Report on Form 10-K:

Exhibit No.	Description
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

3.1

Amended and Restated Articles of Incorporation of Armstrong World Industries, Inc. is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 3.1.

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on December 8, 2017, wherein it appeared as Exhibit 3.1.
10.1

Amended and Restated Credit Agreement, dated April 1, 2016, by and among Armstrong World Industries, Inc., as Borrower, certain subsidiaries of Armstrong World Industries, Inc. identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent, the other lenders party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Syndication Agents, Manufacturers and Traders Trust, The Bank of Nova Scotia, Fifth Third Bank, Citizens Bank of Pennsylvania, TD Bank National Association and Bank of Montreal, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and Citibank, N.A., as joint lead arrangers and joint lead managers is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.8.

10.2	Amended and Restated Security Agreement, dated April 1, 2016, by and among Armstrong World Industries, Inc., the grantors named therein and Bank of America, N.A., as collateral agent. †
10.3	Amended and Restated Pledge Agreement dated, April 1, 2016, by and among Armstrong World Industries, Inc., the pledgors named therein and Bank of America, N.A., as collateral agent. †
10.4	Amended and Restated Canadian Pledge Agreement dated, April 1, 2016, by and among Armstrong World Industries, Inc. and Bank of America, N.A., as collateral agent. †
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

10.11

Fourth Omnibus Amendment Agreement, dated as of March 30, 2016, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., Armstrong Hardwood Flooring Company, The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2017, wherein it appeared as Exhibit 10.11.

10.12

Sixth Amendment Agreement, dated as of December 21, 2016, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2017, wherein it appeared as Exhibit 10.12.

10.13

Seventh Amendment to Receivables Purchase Agreement, dated March 24, 2017, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Quarterly Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.1.

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

10.21

Share Purchase Agreement, dated November 17, 2017, by and between Armstrong World Industries, Inc. and Knauf International GmbH is incorporated by reference from the Current Report on Form 8-K filed on November 20, 2017, wherein it appeared as Exhibit 2.1.

10.22	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.13.*
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

10.26

Forms of Stock Option and Performance Restricted Stock Unit Award under the 2006 Long-Term Incentive Plan used in connection with March 2011 grants to officers (except Donald R. Maier) and new hire grant for Mark A. Hershey, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.27.*

10.27

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

10.31

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

Exhibit No.	Description
10.33

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 29, 2013, wherein it appeared as Exhibit 10.4.*

10.34

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 28, 2014, wherein it appeared as Exhibit 10.1.*

10.35

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 28, 2014, wherein it appeared as Exhibit 10.2.*

10.36

Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2015, wherein it appeared as Exhibit 10.1.*

10.37

Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – Payable in Cash – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2015, wherein it appeared as Exhibit 10.2.*

10.38

Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – Payable in Shares – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2015, wherein it appeared as Exhibit 10.3.*

10.39

Form of 2016 Award Agreement for Performance-Based RSU Grants under the 2011 Long-Term incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on April 14, 2016, wherein it appeared as Exhibit 10.1. *

10.40

Form of 2016 Long-Term Time-Based Restricted Stock Unit Grant under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.4.*

10.41

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier I) for Senior Executives under the 2011 Long-Term Incentive Plan is incorporated by reference from  the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.5.*

10.42

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier II) under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.6.*

10.43

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier II) under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.7.*

10.44

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier I) for Senior Executives under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.8.*

10.45	Armstrong World Industries, Inc. 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.2.*
10.46

Form of 2017 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier I) for Senior Executives under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.2.*

10.47

Form of 2017 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier II) for Senior Executives under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.4.*

Exhibit No.	Description
10.48

Form of 2017 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier I) under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.3.*

10.49

Form of 2017 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier II) under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.5.*

10.50

Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the Annual Report on Form 10-K, filed on February 28, 2011, wherein it appeared as Exhibit 10.4.*

10.51

Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.52	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.18.*
10.53

2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K filed on October 26, 2006, wherein it appeared as Exhibit 10.3.   A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, filed on March 30, 2007, wherein it appeared as Exhibit 10.36.*

10.54	2007 Award Agreement under the 2006 Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibits 10.1.*
10.55	Schedule of Participating Directors, is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibits 10.2.*
10.56

The 2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.57

Form of 2009 and 2010 Award under the 2008 Director Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.58

Form of 2011, 2012, 2013 and 2014 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.40.*

10.59	Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.1.*
10.60

Form of 2016 and 2017 Stock Unit Grant Agreement under the Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.3.*

10.61	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*
10.62	Offer Letter to Mark A. Hershey dated April 21, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 27, 2011, wherein it appeared as Exhibit 99.1.*
10.63

Severance Agreement and Release, dated as of March 30, 2016, by and between Armstrong World Industries, Inc. and Matthew Espe is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.7.*

10.64

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on June 4, 2010, wherein it appeared as Exhibit 10.1.*

10.65

Form of Severance Agreement with Certain Officers, approved for use on October 26, 2016 is incorporated by reference from the Report on Form 8-K filed on October 31, 2016, wherein it appeared as Exhibit 10.1.*

11	Computation of Earnings Per Share.†
12	Computation of Ratio of Earnings to Fixed Charges.†

Exhibit No.	Description
14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.
21	Armstrong World Industries, Inc.’s Subsidiaries.†
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Auditors.†
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.†
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

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle	Director, President and Chief Executive Officer	February 26, 2018
Victor D. Grizzle	(Principal Executive Officer)

/s/ Brian L. MacNeal	Senior Vice President and Chief Financial Officer	February 26, 2018
Brian L. MacNeal	(Principal Financial Officer)

/s/ Stephen F. McNamara	Vice President and Controller	February 26, 2018
Stephen F. McNamara	(Principal Accounting Officer)

/s/ Stanley A. Askren	Director	February 26, 2018
Stanley A. Askren

/s/ Tao Huang	Director	February 26, 2018
Tao Huang

/s/ Larry S. McWilliams	Director	February 26, 2018
Larry S. McWilliams

/s/ James C. Melville	Director	February 26, 2018
James C. Melville

/s/ James J. O’Connor	Director	February 26, 2018
James J. O’Connor

/s/ John J. Roberts	Director	February 26, 2018
John J. Roberts

/s/ Gregory P. Spivy	Director	February 26, 2018
Gregory P. Spivy

/s/ Roy W. Templin	Director	February 26, 2018
Roy W. Templin

/s/ Cherryl T. Thomas	Director	February 26, 2018
Cherryl T. Thomas

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves

(amounts in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2015
Provision for bad debts	$1.3	$-	$(0.2)	$1.1
Provision for discounts	2.0	15.8	(17.0)	0.8
Provision for warranties	-	1.6	(1.3)	0.3

2016
Provision for bad debts	$1.1	$-	$(0.7)	$0.4
Provision for discounts	0.8	16.9	(16.4)	1.3
Provision for warranties	0.3	8.0	(8.1)	0.2

2017
Provision for bad debts	$0.4	$-	$(0.1)	$0.3
Provision for discounts	1.3	17.6	(17.4)	1.5
Provision for warranties	0.2	3.2	(3.3)	0.1