Form 10-Q
period 2018-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2018-04-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 25, 2018 – 51,844,234.

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

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net sales	$227.3	$219.8
Cost of goods sold	156.5	141.5
Gross profit	70.8	78.3
Selling, general and administrative expenses	37.5	39.3
Equity earnings from joint venture	(16.3)	(18.3)
Operating income	49.6	57.3
Interest expense	9.2	8.9
Other non-operating (income), net	(9.0)	(8.9)
Earnings from continuing operations before income taxes	49.4	57.3
Income tax expense	8.2	21.8
Earnings from continuing operations	41.2	35.5
Net earnings (loss) from discontinued operations, net of tax expense of $1.5 and $2.8	3.9	(4.7)
(Loss) from disposal of discontinued business, net of tax (benefit) expense of ($0.4) and $0.3	(17.3)	(0.4)
Net (loss) from discontinued operations	(13.4)	(5.1)
Net earnings	$27.8	$30.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5.9	11.1
Derivative gain, net	3.8	0.1
Pension and postretirement adjustments	1.8	2.5
Total other comprehensive income	11.5	13.7
Total comprehensive income	$39.3	$44.1
Earnings per share of common stock, continuing operations:
Basic	$0.78	$0.65
Diluted	$0.76	$0.65
(Loss) per share of common stock, discontinued operations:
Basic	$(0.25)	$(0.09)
Diluted	$(0.25)	$(0.09)
Net earnings per share of common stock:
Basic	$0.53	$0.56
Diluted	$0.51	$0.56
Average number of common shares outstanding:
Basic	53.0	54.1
Diluted	53.8	54.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$116.9	$159.6
Accounts and notes receivable, net	71.7	90.8
Inventories, net	60.0	53.8
Current assets of discontinued operations	317.2	306.1
Income tax receivable	24.9	30.7
Other current assets	8.4	7.9
Total current assets	599.1	648.9
Property, plant, and equipment, less accumulated depreciation and amortization of $375.7 and $361.4, respectively	489.5	499.9
Prepaid pension costs	99.8	88.3
Investment in joint venture	107.6	107.3
Goodwill and intangible assets, net	437.9	441.1
Deferred income taxes	18.5	19.6
Income taxes receivable	4.1	4.1
Other non-current assets	68.6	64.3
Total assets	$1,825.1	$1,873.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$32.5	$32.5
Accounts payable and accrued expenses	92.6	108.4
Current liabilities of discontinued operations	118.4	128.5
Income tax payable	1.6	0.5
Total current liabilities	245.1	269.9
Long-term debt, less current installments	810.1	817.7
Postretirement benefit liabilities	77.7	79.2
Pension benefit liabilities	56.7	57.2
Other long-term liabilities	34.1	35.5
Income taxes payable	53.9	53.0
Deferred income taxes	143.7	141.7
Total non-current liabilities	1,176.2	1,184.3
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 61,374,320 shares issued and 52,198,476 shares outstanding as of March 31, 2018 and 60,782,736, shares issued and 52,772,139 shares outstanding as of December 31, 2017	0.6	0.6
Additional paid-in capital	532.0	516.8
Retained earnings	715.5	633.4
Treasury stock, at cost, 9,175,844 shares as of March 31, 2018 and 8,010,597 shares as of December 31, 2017	(455.6)	(385.6)
Accumulated other comprehensive (loss)	(388.7)	(345.9)
Total shareholders' equity	403.8	419.3
Total liabilities and shareholders' equity	$1,825.1	$1,873.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance at beginning of period	52,772,139	$0.6	$516.8	$633.4	8,010,597	$(385.6)	$(345.9)	$419.3
Cumulative effect impact of ASU 2018-02 adoption				54.3			(54.3)	-
Stock issuance	591,584
Share-based employee compensation			15.2					15.2
Net earnings				27.8				27.8
Other comprehensive income							11.5	11.5
Acquisition of treasury stock	(1,165,247)				1,165,247	(70.0)		(70.0)
Balance at end of period	52,198,476	$0.6	$532.0	$715.5	9,175,844	$(455.6)	$(388.7)	$403.8

	Three Months Ended March 31, 2017
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance at beginning of period	54,428,233	$0.6	$504.9	$469.9	6,168,907	$(305.2)	$(403.8)	$266.4
Cumulative effect impact of ASU 2016-09 adoption				8.7				8.7
Stock issuance	78,402
Share-based employee compensation			1.1					1.1
Net earnings				30.4				30.4
Separation of Armstrong Flooring, Inc.			0.9					0.9
Other comprehensive income							13.7	13.7
Acquisition of treasury stock	(1,190,021)				1,190,021	(50.0)		(50.0)
Balance at end of period	53,316,614	$0.6	$506.9	$509.0	7,358,928	$(355.2)	$(390.1)	$271.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$27.8	$30.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22.8	18.9
Deferred income taxes	1.5	27.4
Share-based compensation	2.6	2.5
Loss on disposal of discontinued operations	17.7	-
Equity earnings from joint venture	(16.3)	(18.3)
U.S. pension (credit)	(6.6)	(6.2)
Other non-cash adjustments, net	(0.8)	(0.3)
Changes in operating assets and liabilities:
Receivables	22.5	(15.3)
Inventories	(17.3)	(2.3)
Other current assets	(0.9)	1.8
Other non-current assets	(0.6)	(0.6)
Accounts payable and accrued expenses	(26.4)	(28.3)
Income taxes payable	5.9	3.8
Other long-term liabilities	(4.6)	(1.5)
Other, net	(1.3)	(1.4)
Net cash provided by operating activities	26.0	10.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(10.2)	(25.3)
Return of investment from joint venture	16.0	19.2
Cash paid for acquisition	-	(31.4)
Net cash provided by (used for) investing activities	5.8	(37.5)
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	-	25.0
Payments of revolving credit facility and other short-term debt	-	(10.0)
Payments of long-term debt	(8.1)	(0.6)
Financing costs	-	(0.6)
Proceeds from exercised stock options	13.9	0.1
Payment for treasury stock acquired	(70.0)	(50.0)
Net cash (used for) financing activities	(64.2)	(36.1)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	2.1
Net (decrease) in cash and cash equivalents	(32.7)	(60.9)
Cash and cash equivalents at beginning of year	159.6	141.9
Cash and cash equivalents at end of period	126.9	81.0
Cash and cash equivalents at end of period of discontinued operations	10.0	-
Cash and cash equivalents at end of period of continuing operations	$116.9	$81.0
Supplemental Cash Flow Disclosures:
Interest paid	$7.7	$7.7
Income tax payments (refunds), net	1.8	(6.2)
Amounts in accounts payable for capital expenditures	2.3	2.4

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

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2017.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2017.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the first quarter of 2018 and 2017 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., in which AWI holds a 50% interest. The consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction has been notified or is set to be notified for merger control clearance in the European Union (“EU”), Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia.  It has so far been cleared unconditionally in Montenegro (February 2018), Serbia (February 2018) and Russia (March 2018).  Clearance in the remaining jurisdictions (EU, Bosnia and Herzegovina, and Macedonia) is currently expected during the third quarter of 2018.  We are working closely with Knauf to complete the open proceedings in order to close the transaction. Our EMEA and Pacific Rim segment’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.  See Note 3 for additional information.

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

Certain prior year amounts have been recast in the Condensed Consolidated Financial Statements to conform to the 2018 presentation.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer.  The ASU replaces most existing revenue recognition guidance in U.S. GAAP.  In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which clarifies the implementation guidance relating to principle versus agent considerations.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance relating to the identification of performance obligations in a contract, including how entities should account for shipping and handling services it provides after control of goods transfers to a customer.  In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which clarifies the guidance related to the presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies the scope and application of the adoption of the new revenue recognition standard.

Effective January 1, 2018, we adopted these standards using the modified retrospective transition method and have applied all practical expedients related to completed contracts upon adoption.  Substantially all of our revenues from contracts with customers are

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

recognized from the sale of products with standard shipping terms, sales discounts and warranties.  This adoption did not have a material impact to our financial condition, results of operations or cash flows as the amount and timing of substantially all of our revenues will continue to be recognized at a point in time.  As required by the revenue recognition Accounting Standards Codification (“ASC”) updates, we have expanded our disclosure of revenues from contracts with customers into disaggregated categories. See Note 2 for additional information.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  This new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  Effective January 1, 2018, our adoption of this standard had no material impact on our financial condition, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows.  Effective January 1, 2018, our adoption of this guidance had no material impact on our cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires companies to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Effective January 1, 2018, we have adopted this guidance for all periods presented. Upon adoption of this standard we reclassified all non-service cost components of net benefit costs for our defined benefit pension and health and welfare plans. For the first quarter of 2017, this reclassification resulted in an increase of $5.1 million in cost of goods sold and $2.8 million in Selling General and Administrative (SG&A) expenses, offset by an increase of $7.9 million in other non-operating income, net on the Condensed Consolidated Statement of Earnings. See Note 11 for details related to our components of net benefit costs.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”), which, in addition to numerous other provisions, lowered the Corporate statutory tax rate from 35% to 21%.  Under U.S. GAAP, all deferred tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date.  This standard allows entities to record a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for the purpose of appropriately including the tax effect of items within AOCI at the newly enacted 21% U.S. federal tax rate.  This new guidance is effective for annual periods beginning after December 15, 2018.  Effective January 1, 2018 we early adopted the guidance and recorded a $54.3 million reduction to AOCI with a corresponding increase to retained earnings.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement.  Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions.  The accounting applied by a lessor is largely unchanged from that applied under existing U.S. GAAP.  This guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis.  We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities,” which amends the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance simplifies the application of current hedge accounting guidance.  This guidance is effective for annual periods beginning after December 15, 2018.  We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 2. SEGMENT RESULTS

In connection with the announced sale of our EMEA and Pacific Rim businesses, our former EMEA and Pacific Rim segments have been excluded from our results of continuing operations and segment assets.  As a result, our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

	Three Months Ended
	March 31,
	2018	2017
Net sales
Mineral Fiber	$190.7	$189.8
Architectural Specialties	36.6	30.0
Total net sales	$227.3	$219.8

	Three Months Ended
	March 31,
	2018	2017
Segment operating income (loss)
Mineral Fiber	$43.7	$55.5
Architectural Specialties	8.3	4.8
Unallocated Corporate	(2.4)	(3.0)
Total consolidated operating income	$49.6	$57.3

	Three Months Ended
	March 31,
	2018	2017
Total consolidated operating income	$49.6	$57.3
Interest expense	9.2	8.9
Other non-operating (income), net	(9.0)	(8.9)
Earnings from continuing operations before income taxes	$49.4	$57.3

The following table provides net sales by major customer group within each segment for the first quarter of 2018 and 2017:

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Mineral Fiber	Architectural Specialties	Mineral Fiber	Architectural Specialties
Distributors	$137.7	$28.4	$140.2	$23.4
U.S Home Centers (1)	24.0	-	25.9	-
Direct customers	13.7	7.9	16.1	5.6
Retailers / Other	15.3	0.3	7.6	1.0
Total	$190.7	$36.6	$189.8	$30.0
(1) Sales to US Home centers include sales to big box retailers.

	March 31, 2018	December 31, 2017
Segment assets
Mineral Fiber	$1,165.0	$1,193.5
Architectural Specialties	55.4	53.2
Unallocated Corporate	287.5	320.7
Total consolidated assets	$1,507.9	$1,567.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In connection with the announced closing of our St. Helens, Oregon mineral fiber manufacturing facility expected to occur in the second quarter of 2018, we recorded $7.7 million in the first quarter of 2018 and $4.0 million in the fourth quarter of 2017 in cost of goods sold related to accelerated depreciation of machinery and equipment.

NOTE 3. ACQUISITION AND DISCONTINUED OPERATIONS

Acquisition of Tectum

In January 2017, we acquired the business and assets of Tectum. The $31.2 million purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $4.4 million.  The total fair value of intangible assets acquired, comprised of amortizable customer relationships and non-amortizing brand names, was $16.0 million, resulting in $10.8 million of goodwill.  All of the acquired goodwill is deductible for tax purposes.

EMEA AND PACIFIC RIM BUSINESSES

On November 17, 2017, we agreed to sell certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf.  Pursuant to the Purchase Agreement, prior to the closing, we and Knauf will enter into (i) an agreement relating to the mutual supply of certain products after the closing, (ii) an agreement relating to the use of certain intellectual property by Knauf after the closing, including the Armstrong trade name and (iii) an agreement relating to certain transition services to be provided by AWI to Knauf after closing for a period of up to one year. WAVE and Knauf will also enter into similar agreements for such purposes.

As of March 31, 2018, based on anticipated net sales proceeds to be received from Knauf, the fair value of EMEA and Pacific Rim net assets are less than their carrying value.  As a result during the first quarter of 2018, we recorded an impairment charge of $17.7 million, which included $5.2 million of favorable AOCI adjustments and reflects an increase in EMEA and Pacific Rim net assets from December 31, 2017. During the fourth quarter of 2017 we recorded an impairment charge of $74.0 million, which included $51.4 million of AOCI adjustments. These AOCI adjustments related to accumulated foreign currency translation amounts that will be subsequently reclassified to earnings from discontinued operations upon sale of our EMEA and Pacific Rim businesses.

FLOORING BUSINESSES

Separation and Distribution of AFI

On April 1, 2016, in connection with the separation and distribution of AFI, we entered into several agreements with AFI that, together with a plan of division, provide for the separation and allocation between AWI and AFI of the flooring assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after AFI’s separation from AWI, and govern the relationship between AWI and AFI subsequent to the completion of the separation and distribution.  These agreements include a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark License Agreement and a Campus Lease Agreement.  Under the Transition Services Agreement, AWI and AFI provided various services to each other during a transition period that expired on December 31, 2017.

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

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three months ended March 31, 2018:
Net sales	$104.4	$-	$104.4
Cost of goods sold	77.8	-	77.8
Gross profit	26.6	-	26.6
Selling, general and administrative expenses	22.0	-	22.0
Operating income	4.6	-	4.6
Interest expense	0.4	-	0.4
Other non-operating (income), net	(1.2)	-	(1.2)
Earnings from discontinued operations before income tax	5.4	-	5.4
Income tax expense	1.5		1.5
Net earnings from discontinued operations, net of tax	$3.9	$-	$3.9

Loss on disposal of discontinued businesses before income tax	$(17.7)	$-	$(17.7)
Income tax (benefit)	-	(0.4)	(0.4)
Loss on disposal of discontinued businesses, net of tax	$(17.7)	$0.4	$(17.3)

Net loss from discontinued operations	$(13.8)	$0.4	$(13.4)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three months ended March 31, 2017:
Net sales	$95.6	$-	$95.6
Cost of goods sold	79.7	-	79.7
Gross profit	15.9	-	15.9
Selling, general and administrative expenses	18.1	-	18.1
Operating Loss	(2.2)	-	(2.2)
Interest expense	0.3	-	0.3
Other non-operating (income), net	(0.6)	-	(0.6)
Loss from discontinued operations before income tax	(1.9)	-	(1.9)
Income tax expense	2.8	-	2.8
Loss from discontinued operations, net of tax	$(4.7)	$-	$(4.7)

Loss on disposal of discontinued businesses before income tax	$-	$(0.1)	$(0.1)
Income tax expense	-	0.3	0.3
Loss on disposal of discontinued business, net of tax	$-	$(0.4)	$(0.4)

Net loss from discontinued operations	$(4.7)	$(0.4)	$(5.1)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of March 31, 2018 and December 31, 2017 related to our EMEA and Pacific Rim businesses.

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10.0	$-
Accounts and notes receivable, net	59.4	61.4
Inventories, net	71.5	59.2
Income tax receivable	5.4	3.1
Other current assets	13.3	12.9
Total current assets discontinued operations	159.6	136.6
Property, plant, and equipment, less accumulated depreciation and amortization (1) (2)	121.3	131.3
Prepaid pension costs (1)	27.8	26.1
Goodwill and intangible assets, net (1)	7.6	7.2
Deferred income taxes (1)	-	4.0
Other non-current assets (1)	0.9	0.9
Total non-current assets of discontinued operations (1)	157.6	169.5
Total assets of discontinued operations (1)	$317.2	$306.1
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$70.8	$78.6
Income tax payable	1.7	1.3
Total current liabilities	72.5	79.9
Pension benefit liabilities (3)	36.4	34.7
Other long-term liabilities (3)	1.6	1.8
Deferred income taxes (3)	7.9	12.1
Total non-current liabilities of discontinued operations (3)	45.9	48.6
Total liabilities of discontinued operations (3)	$118.4	$128.5

(1)	Presented as Current assets of discontinued operations on the Consolidated Balance Sheets.
(2)	Includes pre-tax impairment charge of $17.7 million recorded in the first quarter of 2018 and $74.0 million recorded in the fourth quarter of 2017.
(3)	Presented as Current liabilities of discontinued operations on the Consolidated Balance Sheets.

The following is a summary of total depreciation and amortization and capital expenditures presented as discontinued operations and included as components of operating and investing cash flows on our consolidated statements of cash flows:

EMEA and Pacific Rim Businesses
Three months ended March 31, 2018:
Depreciation and amortization	-
Fixed asset impairment	(17.7)
Purchases of property, plant and equipment	(1.2)

Three months ended March 31, 2017:
Depreciation and amortization	5.2
Purchases of property, plant and equipment	(3.9)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2018	December 31, 2017
Customer receivables	$75.3	$62.8
Miscellaneous receivables	-	29.9
Less allowance for warranties, discounts and losses	(3.6)	(1.9)
Accounts and notes receivable, net	$71.7	$90.8

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Miscellaneous receivables as of December 31, 2017 represented $28.7 million of insurance recoveries related to environmental matters, which were collected during the first quarter of 2018.  See Note 16 for additional information.

NOTE 5. INVENTORIES

	March 31, 2018	December 31, 2017
Finished goods	$38.0	$33.2
Goods in process	3.1	2.7
Raw materials and supplies	27.7	26.1
Less LIFO reserves	(8.8)	(8.2)
Total inventories, net	$60.0	$53.8

NOTE 6. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE.  The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting. Condensed income statement data for WAVE is summarized below.

	Three Months Ended
	March 31,
	2018	2017
Net sales	$87.7	$85.3
Gross profit	47.8	48.1
Net earnings	35.6	37.8

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2018 and December 31, 2017.

		March 31, 2018		December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	20 years	$176.3	$96.1	$176.3	$93.9
Developed technology	15 years	83.9	62.3	83.7	60.9
Other	Various	6.1	1.2	5.9	1.1
Total		$266.3	$159.6	$265.9	$155.9
Goodwill and non-amortizing intangible assets
Trademarks and brand names	Indefinite	319.9		319.8
Goodwill	Indefinite	11.3		11.3
Total goodwill and intangible assets		$597.5		$597.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended
	March 31,
	2018	2017
Amortization expense	$3.6	$3.6

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2018	December 31, 2017
Payables, trade and other	$64.8	$67.6
Employment costs	9.8	18.0
Current portion of pension and postretirement liabilities	11.6	11.6
Other	6.4	11.2
Total accounts payable and accrued expenses	$92.6	$108.4

NOTE 9. INCOME TAX EXPENSE

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

In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the 2017 Tax Act.  SAB 118 directs registrants to consider the impact of the 2017 Tax Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law.  Registrants are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts.

During the fourth quarter of 2017, we recorded provisional amounts as a result of the 2017 Tax Act.  These amounts are subject to change as we obtain information necessary to complete the calculations.  For the first quarter ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017.  We will continue to analyze the effects of the enactment of the 2017 Tax Act and recognize any changes to the provisional amounts as they are identified during the measurement period as provided for in SAB 118.  The final impact of the 2017 Tax Act may differ from the provisional amounts that have been recognized due to, among other things, changes in our interpretation of the 2017 Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates utilized to calculate the impacts.  We expect to complete our analysis of the provisional items by the second half of 2018.

	Three Months Ended
	March 31,
	2018	2017
Earnings from continuing operations before income taxes	$49.4	$57.3
Income tax expense	8.2	21.8
Effective tax rate	16.6%	38.0%

The effective tax rate for the first quarter of 2018 was lower compared to the same period in 2017 due to the changes resulting from the 2017 Tax Act, primarily the reduction in the federal statutory tax rate from 35% to 21%, as well as excess tax benefits from stock-based compensation.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 10. DEBT

As of March 31, 2018 and December 31, 2017, our long-term debt included borrowings outstanding under our $1,050.0 million credit facility, which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding on our revolving credit facility. As of March 31, 2018 and December 31, 2017, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a U.S. plant in prior years. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	As of March 31, 2018
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$40.0	$35.3	$4.7
Bi-lateral facility	25.0	17.1	7.9
Revolving credit facility	150.0	-	150.0
Total	$215.0	$52.4	$162.6

The maximum limit for availability of letters of credit under our accounts receivable securitization facility is subject to securitized accounts receivable balances and other collateral adjustments. As of December 31, 2017 there were $6.6 million of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit. These were classified as restricted cash and reported as a component of Cash and cash equivalents on our Condensed Consolidated Balance Sheet.  This restriction lapsed upon replacement of collateral with accounts receivable balances and upon a change in the letter of credit limit as a result of higher securitized accounts receivable balances during the first quarter of 2018.

NOTE 11. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2018	2017
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.4	$2.1
Interest cost on projected benefit obligation	11.5	12.5
Expected return on plan assets	(24.0)	(24.8)
Amortization of prior service cost	-	0.4
Amortization of net actuarial loss	5.0	4.2
Net periodic pension (credit)	$(6.1)	$(5.6)
Retiree health and life insurance benefits
Service cost of benefits earned during the period	$-	$0.1
Interest cost on projected benefit obligation	0.6	0.7
Amortization of prior service credit	-	-
Amortization of net actuarial gain	(1.4)	(0.9)
Net periodic postretirement (credit)	$(0.8)	$(0.1)

We also have an unfunded non-U.S. defined benefit pension plan in Germany, which will not be acquired by Knauf in connection with the announced sale of our EMEA and Pacific Rim segments that is reported as a component of our Unallocated Corporate segment.  The income statement impact of this plan was immaterial in the first quarters of 2018 and 2017.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

As required by ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the service cost component of net benefit cost is represented as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  For the first quarter of 2018 as part of operating expenses, $0.9 million of service cost is represented in cost of goods sold and $0.5 million in SG&A expenses. The remaining $8.3 million of net periodic credits are recorded in other non-operating income, net on the Condensed Consolidated Statement of Earnings. For the first quarter of 2017, $1.3 million of service cost is represented in cost of goods sold, $0.9 million of service cost is represented in SG&A expenses. The remaining $7.9 million of net periodic credits, are recorded in other non-operating income, net on the Condensed Consolidated Statement of Earnings.

NOTE 12. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	March 31, 2018		December 31, 2017
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total long-term debt, including current portion	$(842.6)	$(847.1)	$(850.2)	$(850.8)
Foreign currency contracts	(0.2)	(0.2)	(0.8)	(0.8)
Natural gas contracts	(0.2)	(0.2)	(0.6)	(0.6)
Interest rate swap contracts	12.6	12.6	8.9	8.9

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets is summarized below:

	March 31, 2018		December 31, 2017
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Foreign currency contracts	$(0.2)	$-	$(0.8)	$-
Natural gas contracts	-	(0.2)	-	(0.6)
Interest rate swap contracts	-	12.6	-	8.9

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities.  As a result, we are exposed to fluctuations in the price of natural gas.  We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward.  The contracts are based on forecasted usage of natural gas measured in mmBtu’s.  There is a high correlation between the hedged item and the hedge instrument.  The gains and losses on these instruments offset gains and losses on the transactions being hedged.  These instruments are designated as cash flow hedges.  As of March 31, 2018 and December 31, 2017, the notional amount of these hedges was $9.5 million and $9.2 million, respectively.  The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately.  The earnings impact of the ineffective portion of these hedges was not material for the three months ended March 31, 2018 and 2017.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates.  To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues.  Upon completion of the sale of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

our EMEA and Pacific Rim businesses, and on a continuing operations basis as of March 31, 2018, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis and when possible, use derivatives to hedge our unmatched foreign currency cash inflows and outflows.

We use Canadian dollar forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows resulting from the sale of products to Canadian customers will be adversely affected by changes in exchange rates.  These derivative instruments are used for forecasted transactions and are classified as cash flow hedges.  Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to Canadian dollar exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged.  The notional amount of these hedges was $17.1 million as of March 31, 2018 and $18.9 million as of December 31, 2017.  Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense immediately. The earnings impact of the ineffective portion of these hedges was not material for the three months ended March 31, 2018 and 2017.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. The following table summarizes our interest rate swaps as of March 31, 2018:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	Term Loan A
April 1, 2016	$100.0	April 2016 to March 2023	Term Loan B

Under the terms of our Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period, in addition to a basis rate swap to convert the floating rate risk under our Term Loan A Swap from 3-month LIBOR to 1-month LIBOR.  As a result, we receive 1-month LIBOR and pay a fixed rate over the hedged period.

Under the terms of our Term Loan B swap, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.  The mark-to-market gains or losses on the ineffective portion of hedges are recognized in interest expense immediately.  The earnings impact of the ineffective portion of these hedges was not material for the three months ended March 31, 2018 and 2017.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2018 and December 31, 2017.  We had no derivative assets or liabilities not designated as hedging instruments as of March 31, 2018 or December 31, 2017.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$0.1	$0.5
Foreign exchange contracts	Other current assets	0.1	-	Accounts payable and accrued expenses	0.3	0.7
Interest rate swap contracts	Other current assets	-	0.2	Accounts payable and accrued expenses	-	-
Natural gas commodity contracts	Other non-current assets	-	-	Other long-term liabilities	0.1	0.1
Foreign exchange contracts	Other non-current assets	-	-	Other long-term liabilities	-	0.1
Interest rate swap contracts	Other non-current assets	12.6	8.7	Other long-term liabilities	-	-
Total derivatives designated as hedging instruments		$12.7	$8.9		$0.5	$1.4

	Amount of (Loss) Gain Recognized in AOCI (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2018	2017		2018	2017
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$-	$(0.5)	Cost of goods sold	$(0.4)	$0.1
Foreign exchange contracts – purchases	0.1	(0.5)	Cost of goods sold	-	-
Foreign exchange contracts – sales	0.3	(0.2)	Net sales	(0.2)	0.2
Interest rate swap contracts	3.3	1.5	Interest expense	(0.5)	-
Total	$3.7	$0.3	Total (loss) gain from continuing operations	$(1.1)	$0.3
			Total gain (loss) from discontinued operations	(0.1)	-
			Total (loss) gain	$(1.2)	$0.3

As of March 31, 2018, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $1.4 million.

There was no pre-tax gain or loss recognized in income for derivative instruments not designated as hedging instruments for the three months ended March 31, 2018 and 2017.

NOTE 14.  COMMON STOCK REPURCHASE PLAN

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares of our outstanding common stock under the Program.  The Program was also extended through October 31, 2020. Repurchases under the Program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

and other factors.  The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.  During the three months ended March 31, 2018, we repurchased 1.2 million shares under the Program for a total cost of $70.0 million, or an average price of $60.10 per share. Since inception of the Program, we have repurchased 4.1 million shares under the Program for a total cost of $194.2 million, or an average price of $47.15 per share.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2017	$(47.1)	$3.5	$(302.3)	$(345.9)
Impact of ASU 2018-02 adoption	-	0.7	(55.0)	(54.3)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, ($0.8), $0.3 and ($0.7)	5.9	2.9	(1.0)	7.8
Amounts reclassified from accumulated other comprehensive (loss)	-	0.9	2.8	3.7
Net current period other comprehensive income	5.9	3.8	1.8	11.5
Balance at March 31, 2018	$(41.2)	$8.0	$(355.5)	$(388.7)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2016	$(71.6)	$3.8	$(336.0)	$(403.8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, $ -, $ -, and $ -	11.1	0.3	(0.1)	11.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.2)	2.6	2.4
Net current period other comprehensive income	11.1	0.1	2.5	13.7
Balance at March 31, 2017	$(60.5)	$3.9	$(333.5)	$(390.1)

(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2018	2017
Derivative Adjustments:
Natural gas commodity contracts	$0.4	$(0.1)	Cost of goods sold
Foreign exchange contracts - purchases	0.1	-	Cost of goods sold
Foreign exchange contracts - sales	0.2	(0.2)	Net sales
Interest rate swap contracts	0.5	-	Interest expense
Total loss (income) from continuing operations, before tax	1.2	(0.3)
Tax impact	(0.3)	0.1	Income tax expense
Total loss (income) from continuing operations, net of tax	0.9	(0.2)

Pension and Postretirement Adjustments:
Prior service cost amortization	-	0.4	Other non-operating (income) expense, net
Amortization of net actuarial loss	3.6	3.6	Other non-operating (income) expense, net
Total expense from continuing operations, before tax	3.6	4.0
Tax impact	(0.8)	(1.4)	Income tax expense
Total expense, net of tax	2.8	2.6
Total reclassifications for the period	$3.7	$2.4

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In 2017, we entered into settlement agreements totaling $30.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. All of these cash settlements have been released to us from escrow, including $28.7 million received in the first quarter of 2018.  We anticipate that we may enter into additional settlement agreements in the future which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

Estimates of our future liability at the environmental sites are based on evaluations of currently available facts regarding each individual site.  We consider factors such as our activities associated with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites.  Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation.  As a result, our estimated liability reflects only our expected share.  In determining the probability of contribution, we consider the solvency of other parties, the site activities of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the effect of our October 2006 Chapter 11 reorganization upon the validity of the claim, if any.

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, OR facility, which was previously owned by Kaiser and then OC.  The Consent Order required that we and Kaiser complete a remedial investigation and feasibility study (“RI/FS”) on the portion of the site owned by us (“Owned Property”), which is comprised of Upland and Lowland areas.  The Consent Order further required us, Kaiser and OC to conduct an RI/FS in the In-Water area of the adjacent Scappoose Bay.  Costs and responsibilities for investigation, including the current RI/FS, for the Owned Property have been shared with Kaiser pursuant to a cost sharing agreement with Kaiser.  Costs and responsibilities for the investigation with respect to the in-water areas that we do not own have been shared with Kaiser and OC pursuant to a cost sharing agreement with Kaiser and OC.

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

In November 2017, we participated in voluntary mediation with ODEQ, OC and Kaiser to negotiate a resolution that would discharge Potentially Responsible Parties (“PRPs”) liability for the site.  As a result of the mediation, on February 1, 2018, ODEQ issued a Public Notice and a proposed Consent Judgment recommending that, in exchange for a release from ODEQ for all contamination claims against AWI, we would pay $8.6 million to the State of Oregon and perform a previously scoped remedial action for the Upland area of the site.  The public comment period has closed and ODEQ published its response to the comments received. On April 5, 2018, ODEQ issued Public Notice of the Remedial Action for the Upland Area. During the fourth quarter of 2017, we increased our reserve for environmental liabilities by $8.6 million as a result of this pending settlement with the State of Oregon.  The Consent Judgment remains subject to entry and approval by the Columbia County Circuit Court, which we expect to occur in 2018. Kaiser has asserted that the Consent Judgement violates the stay imposed by its bankruptcy case. We believe its assertions are without merit.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill,” also known as “Operable Unit 1”).  After completing an investigation of the WWTP Landfill and submitting our final Engineering Evaluation/Cost Analysis. EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action.  The Operable Unit 1 response action for the WWTP Landfill is complete and the final report was submitted to the EPA on October 11, 2016.  The EPA approved the final report on November 28, 2016, and a Post-Removal Control Plan (the “Plan”) was submitted to the EPA on March 28, 2017.  We will implement the Plan once it is approved.  That Plan will monitor the effectiveness of the WWTP Landfill response action and our estimate of future liabilities includes these tasks.

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

Summary of Financial Position

Liabilities of $13.2 million as of March 31, 2018 and $13.5 million as of December 31, 2017 were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  During the first quarter of 2018, we did not record any additional reserves for potential environmental liabilities.  During the first quarter of 2017, we recorded additional reserves for potential environmental liabilities of $0.6 million.  Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available, and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold, SG&A expenses and/or discontinued operations, which are the same income statement categories where environmental expenditures were historically recorded.  Insurance recoveries in excess of historical environmental spending, are recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

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

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) filed litigation against us in the United States District Court for the District of Delaware alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and intend to vigorously defend the matter. During the first quarter of 2018, the Court denied, in part, and granted, in part, our motion to dismiss, dismissing two of the claims brought by Roxul. The litigation is currently ongoing.

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

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Earnings from continuing operations	$41.2	$35.5
Earnings allocated to participating non-vested share awards	(0.1)	(0.1)
Earnings from continuing operations attributable to common shares	$41.1	$35.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2018 and 2017 (shares in millions):

	Three Months Ended
	March 31,
	2018	2017
Basic shares outstanding	53.0	54.1
Dilutive effect of common stock equivalents	0.8	0.4
Diluted shares outstanding	53.8	54.5

There were no anti-dilutive stock options excluded from the computation of diluted EPS for the three months ended March 31, 2018. Anti-dilutive stock options excluded from the computation of diluted EPS for the three months ended March 31, 2017 were 586,841.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

We are a leading global producer of ceiling systems for use primarily in the construction and renovation of commercial, institutional and residential buildings. We design, manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool and metal) throughout the Americas.

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc., in which AWI holds a 50% interest. The total consideration to be paid by Knauf in connection with the sale is $330 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction has been notified or is set to be notified for merger control clearance in the EU, Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia.  It has so far been cleared unconditionally in Montenegro (February 2018), Serbia (February 2018) and Russia (March 2018).  Clearance in the remaining jurisdictions (EU, Bosnia and Herzegovina, and Macedonia) is currently expected or during the third quarter of 2018.  We are working closely with Knauf to complete the open proceedings in order to close the transaction.   EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Consolidated Financial Statements as discontinued operations for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”) based in Newark, Ohio. Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities. Tectum’s operations and its assets and liabilities are included as a component of our Architectural Specialties segment.

See Note 3 to the Consolidated Financial Statements for additional information related to our acquisition and discontinued operations.

As of March 31, 2018, we had 16 manufacturing plants in eight countries, including eight plants located throughout the U.S.  During the fourth quarter of 2016 we idled one of our mineral fiber plants in China, reported as a component of our Unallocated Corporate segment as it will be retained by AWI after the sale of the Pacific Rim business.  Upon closure of the sale of our EMEA and Pacific Rim businesses, we will have ten plants, including eight plants in the U.S.

During the fourth quarter of 2017, we announced the closing of our St. Helens, Oregon mineral fiber manufacturing facility, which is expected to occur in the second quarter of 2018.

WAVE operates 9 additional plants in five countries to produce suspension system (grid) products, which we use and sell in our ceiling systems. Upon closure of the sale of its corresponding EMEA and Pacific Rim businesses, WAVE will operate five plants in the U.S.

Reportable Segments

In connection with the anticipated sale of our EMEA and Pacific Rim businesses, our EMEA and Pacific Rim segments have been excluded from our results of continuing operations.  As a result, our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

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

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We sell standard and customized products, with the majority of Architectural Specialties revenues derived from sourced products. Architectural Specialties products are sold to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling.

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

Factors Affecting Revenues

For information on our segments’ 2018 net sales by geography, see Note 2 to the Consolidated Financial Statements included in this Form 10-Q.

Markets. We compete in building material markets in the Americas.  We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

In addition, we noted several factors and trends within our markets that directly affected our business performance during the first quarter of 2018.

In our Mineral Fiber segment, we experienced lower renovation activity, partially offset by growth from new construction, leading to a slight overall decline in volume.

In our Architectural Specialties segment, we experienced strong growth due to increased market penetration and new commercial construction activity.

Average Unit Value.  We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions.  Additionally, we offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.   In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and geographic mix impacting our revenues.  We estimate that favorable AUV increased our Mineral Fiber and total consolidated net sales for the first quarter of 2018 by approximately $10 million compared to the same period in 2017.  Architectural Specialties revenues are generally earned based on individual contracts that include a mix of products, manufactured by us and sourced, that vary by project.  As such, we do not track AUV performance for this segment, but rather attribute all changes in net sales to volume.

In the first quarter of 2018, we implemented a price increase on both Mineral Fiber ceiling tile and grid products effective in the first quarter of 2018. During the quarter, we also announced a price increase on certain Architectural Specialties products, and two additional price increases on grid products effective in the second quarter of 2018. We may implement additional pricing actions based on numerous factors, most notably upon future movements in raw material prices.

Seasonality. Generally, our sales tend to be stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  In the first quarter of 2018, costs for raw materials, sourced products and energy negatively impacted operating income by $3 million compared to the same period of 2017.

Employees

As of March 31, 2018 and December 31, 2017 we had approximately 3,900 full-time and part-time employees.  Excluding our EMEA and Pacific Rim businesses, we had approximately 2,200 employees as of March 31, 2018 and December 31, 2017.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2018	2017	(Unfavorable)
Total consolidated net sales	$227.3	$219.8	3.4%
Operating income	$49.6	$57.3	(13.4)%

Consolidated net sales for the first quarter of 2018 increased 3.4% due to favorable AUV of $10 million offset by lower volumes of $3 million.  Architectural Specialties net sales increased by $7 million while Mineral Fiber sales were essentially flat.

Cost of goods sold in the first quarter of 2018 was 68.9% of net sales, compared to 64.4% for the same period in 2017, due primarily to $8 million of accelerated depreciation related to management’s decision to permanently close the St. Helens, Oregon plant.

SG&A expenses in the first quarter of 2018 were $37.5 million, or 16.5% of net sales, compared to $39.3 million, or 17.9% of net sales, for the same period in 2017.  The change in SG&A expenses was primarily due to a $1.5 million reduction in expenses resulting from an increase in certain selling, promotional and administrative processing service reimbursements from WAVE.

Equity earnings from our WAVE joint venture were $16.3 million for the first quarter of 2018, compared to $18.3 million in the first quarter of 2017. The decrease in WAVE earnings was primarily driven by an increase of $1.8 million in selling and administrative processing charges from AWI and Worthington Industries, Inc. and the margin impact of a 3% reduction in sales volume. See Note 6 to the Consolidated Financial Statements for further information.

Interest expense was $9.2 million for the first quarter of 2018 compared to $8.9 million in the first quarter of 2017. The slight increase was due to higher floating interest rates.

Other non-operating income, net was $9.0 million for the first quarter of 2018 compared to $8.9 million in the first quarter of 2017, which primarily related to the service cost components of pension and post-retirement net periodic benefit costs in accordance with the adoption of ASU 2017-07. See Note 11 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $8.2 million for the first quarter of 2018 compared to $21.8 million in the first quarter of 2017.  The effective tax rate for the first quarter of 2018 was 16.6% as compared to a rate of 38.0% for the same period of 2017. The effective tax rate was lower due to the changes resulting from the 2017 Tax Act, primarily the reduction in the federal statutory tax rate from 35% to 21%, as well as an increase in excess tax benefits from stock-based compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total other comprehensive income (“OCI”) was $11.5 million in the first quarter of 2018 compared to $13.7 million for the first quarter of 2017.  Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies.  Amounts in the first three months of 2018 were driven primarily by changes in the exchange rates of the Russian ruble and the British pound.  Amounts in the first quarter of 2017 were driven primarily by changes in the exchange rates of the Russian ruble and the British pound and the Australian dollar.  Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.  Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	Three Months Ended March 31,		Change is Favorable/
	2018	2017	(Unfavorable)
Total segment net sales	$190.7	$189.8	0.5%
Operating income	$43.7	$55.5	(21.3)%

Net sales were flat due to favorable AUV of $10 million offset by lower volumes of $10 million, driven mainly by one less shipping day and the effects of poor weather conditions in the first quarter of 2018 as compared to 2017. The favorable AUV was primarily due to improved mix from the sale of higher end ceiling tile products.

Operating income decreased due to higher depreciation of $8.0 million attributable to the announced closure of our St Helens manufacturing plant, lower earnings from WAVE of $2 million, the unfavorable impact of sales, and manufacturing and input costs of $3 million, partially offset by lower SG&A expenses of $1 million primarily due to additional expense reimbursements from WAVE.

Architectural Specialties

(dollar amounts in millions)

	Three Months Ended March 31,		Change is
	2018	2017	Favorable
Total segment net sales	$36.6	$30.0	22.0%
Operating income	$8.3	$4.8	72.9%

Net sales increased due to higher volume from increased market penetration, new construction activity and a full quarter’s sales contribution from Tectum, which was acquired in January 2017.

Operating income increased due to the positive impact of higher sales volume and slightly lower SG&A expenses.

Unallocated Corporate

Unallocated corporate expenses were $2.4 million for the first quarter of 2018 compared to expenses of $3.0 million in the first quarter of 2017. The decline was primarily due to lower service cost associated with our RIP.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first three months of 2018 provided $26 million of cash, compared to $10.6 million provided in the first three months of 2017.  The increase was primarily due to changes in working capital, most notably a decrease in miscellaneous receivables due to the receipt of environmental insurance settlements in the first quarter of 2018.

Net cash provided by investing activities was $5.8 million for the first three months of 2018, compared to a $37.5 million use of cash for the first three months of 2017. The change in investing activities cash flows was primarily due to the acquisition of Tectum in 2017 and decreased purchases of property, plant and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used for financing activities was $64.2 million for the first three months of 2018, compared to $36.1 million used during the first three months of 2017. The unfavorable change in use of cash was primarily due to higher repurchases of outstanding common stock and a decrease in net borrowings under our credit facility, offset by proceeds from exercised employee stock awards.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.  We have a $1,050.0 million credit facility which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The $1,050.0 million senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B may be prepaid without penalty at the maturity of their respective interest reset periods.  Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of March 31, 2018, total borrowings outstanding under our senior credit facility were $570 million under Term Loan A and $245 million under Term Loan B.  There were no borrowings outstanding under the revolving credit facility.

Under our senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments.  If our ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be based on a computation of 50% of Consolidated Excess Cash Flow, as defined by the credit agreement.  These annual payments would be made in the first quarter of the following year.  No payment was made in the first quarter of 2018.

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0.  As of March 31, 2018, we were in compliance with all covenants of the senior credit facility.

The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis.  The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	Term Loan A
April 1, 2016	$100.0	April 2016 to March 2023	Term Loan B

Under the terms of our Term Loan A swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period, in addition to a basis rate swap to convert the floating rate risk under our Term Loan A Swap from 3-month LIBOR to 1-month LIBOR.  As a result, we receive 1-month LIBOR and pay a fixed rate over the hedged period.

Under the terms of our Term Loan B swap, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

As of March 31, 2018 our outstanding long-term debt also included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased. This bond is backed by letters of credit, which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase the bond.

As of March 31, 2018, we had $116.9 million of cash and cash equivalents, $66.7 million in the U.S and $50.2 million in various foreign jurisdictions.  Prior to the completion of the sale of our EMEA and Pacific Rim businesses, it is our intention to repatriate a significant majority of the $50.2 million of cash held in various foreign jurisdictions; however, our Purchase Agreement with Knauf allows AWI to transfer any cash balances held in our EMEA and Pacific Rim businesses to Knauf up to $10.0 million.

We have a $40.0 million Accounts Receivable Securitization Facility that matures in March 2019.  Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created

Management’s Discussion and Analysis of Financial Condition and Results of Operations

specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then assigns an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of March 31, 2018 we had no borrowings under this facility. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	As of March 31, 2018
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$40.0	$35.3	$4.7
Bi-lateral facility	25.0	17.1	7.9
Revolving credit facility	150.0	-	150.0
Total	$215.0	$52.4	$162.6

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization facility and the availability under our revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CONTRACTUAL OBLIGATIONS

Information related to our contractual obligations at December 31, 2017 can be found in our 2017 Annual Report, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K.  There have been no material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2018, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no other material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2018	88,664	$62.60	88,397	$275,865,282
February 1 – 28, 2018	169,962	$60.69	156,695	$266,366,426
March 1 – 31, 2018	927,549	$59.74	920,155	$211,399,819
Total	1,186,175		1,165,247

[1]

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long term incentive plans.

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares of our outstanding common stock under the Program. Repurchases under the Program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.  During the three months ended March 31, 2018, we repurchased 1.2 million shares under the Program for a total cost of $70.0 million, or an average price of $60.10 per share.  Since inception of the Program, we have repurchased 4.1 million shares under the Program for a total cost of $194.2 million, or an average price of $47.15 per share.

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

Date:  April 30, 2018