Form 10-Q
period 2018-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2018-10-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 25, 2018 – 49,566,139.

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

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net sales	$260.5	$233.9	$736.4	$679.3
Cost of goods sold	162.6	143.1	485.0	425.0
Gross profit	97.9	90.8	251.4	254.3
Selling, general and administrative expenses	35.3	30.8	113.7	105.8
Equity earnings from joint venture	(18.7)	(13.9)	(59.2)	(51.9)
Operating income	81.3	73.9	196.9	200.4
Interest expense	9.9	8.8	28.9	26.6
Other non-operating (income) expense, net	(9.2)	12.3	(27.3)	(4.9)
Earnings from continuing operations before income taxes	80.6	52.8	195.3	178.7
Income tax expense	16.4	15.5	42.3	62.2
Earnings from continuing operations	64.2	37.3	153.0	116.5
Net earnings (loss) from discontinued operations, net of tax (benefit) expense of ($0.5), $2.2, $1.2 and $8.7	5.0	6.2	14.4	(0.7)
Gain (loss) from disposal of discontinued business, net of tax (benefit) of ($4.6), ($5.9), ($4.9) and ($5.4)	7.0	5.9	(16.1)	5.3
Net gain (loss) from discontinued operations	12.0	12.1	(1.7)	4.6
Net earnings	$76.2	$49.4	$151.3	$121.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7.0)	7.0	(21.9)	20.9
Derivative gain (loss), net	(0.5)	(0.3)	5.3	(2.0)
Pension and postretirement adjustments	2.7	14.3	7.6	18.8
Total other comprehensive (loss) income	(4.8)	21.0	(9.0)	37.7
Total comprehensive income	$71.4	$70.4	$142.3	$158.8
Earnings per share of common stock, continuing operations:
Basic	$1.26	$0.70	$2.94	$2.17
Diluted	$1.23	$0.69	$2.89	$2.16
Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.24	$0.23	$(0.03)	$0.09
Diluted	$0.23	$0.23	$(0.03)	$0.08
Net earnings per share of common stock:
Basic	$1.50	$0.93	$2.91	$2.26
Diluted	$1.46	$0.92	$2.86	$2.24
Average number of common shares outstanding:
Basic	50.7	53.0	51.9	53.5
Diluted	51.9	53.5	52.8	53.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$327.0	$159.6
Accounts and notes receivable, net	81.4	90.8
Inventories, net	63.7	53.8
Current assets of discontinued operations	290.3	306.1
Income tax receivable	10.0	30.7
Other current assets	8.5	7.9
Total current assets	780.9	648.9
Property, plant, and equipment, less accumulated depreciation and amortization of $406.1 and $361.4, respectively	484.3	499.9
Prepaid pension costs	122.7	88.3
Investment in joint venture	77.5	107.3
Goodwill and intangible assets, net	446.0	441.1
Deferred income taxes	14.4	19.6
Income taxes receivable	4.1	4.1
Other non-current assets	72.6	64.3
Total assets	$2,002.5	$1,873.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$47.5	$32.5
Accounts payable and accrued expenses	366.5	108.4
Current liabilities of discontinued operations	117.2	128.5
Income tax payable	1.9	0.5
Total current liabilities	533.1	269.9
Long-term debt, less current installments	779.9	817.7
Postretirement benefit liabilities	74.0	79.2
Pension benefit liabilities	55.8	57.2
Other long-term liabilities	33.2	35.5
Income taxes payable	39.2	53.0
Deferred income taxes	156.4	141.7
Total non-current liabilities	1,138.5	1,184.3
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 61,534,015 shares issued and 49,955,685 shares outstanding as of September 30, 2018 and 60,782,736, shares issued and 52,772,139 shares outstanding as of December 31, 2017	0.6	0.6
Additional paid-in capital	512.2	516.8
Retained earnings	839.0	633.4
Treasury stock, at cost, 11,578,330 shares as of September 30, 2018 and 8,010,597 shares as of December 31, 2017	(611.7)	(385.6)
Accumulated other comprehensive (loss)	(409.2)	(345.9)
Total shareholders' equity	330.9	419.3
Total liabilities and shareholders' equity	$2,002.5	$1,873.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Nine Months Ended September 30, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance at beginning of period	52,772,139	$0.6	$516.8	$633.4	8,010,597	$(385.6)	$(345.9)	$419.3
Cumulative effect impact of ASU 2018-02 adoption				54.3			(54.3)	-
Stock issuance	751,279
Share-based employee compensation			25.4					25.4
Net earnings				151.3				151.3
Other comprehensive (loss)							(9.0)	(9.0)
Deferred accelerated stock repurchase			(30.0)					(30.0)
Acquisition of treasury stock	(3,567,733)				3,567,733	(226.1)		(226.1)
Balance at end of period	49,955,685	$0.6	$512.2	$839.0	11,578,330	$(611.7)	$(409.2)	$330.9

	Nine Months Ended September 30, 2017
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
Balance at beginning of period	54,428,233	$0.6	$504.9	$469.9	6,168,907	$(305.2)	$(403.8)	$266.4
Cumulative effect impact of ASU 2016-09 adoption				8.7				8.7
Stock issuance	122,158
Share-based employee compensation			6.8					6.8
Net earnings				121.1				121.1
Separation of Armstrong Flooring, Inc.			0.9					0.9
Other comprehensive income							37.7	37.7
Acquisition of treasury stock	(1,757,747)				1,757,747	(75.4)		(75.4)
Balance at end of period	52,792,644	$0.6	$512.6	$599.7	7,926,654	$(380.6)	$(366.1)	$366.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$151.3	$121.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61.5	62.9
Deferred income taxes	9.2	53.0
Share-based compensation	9.2	8.1
Loss on disposal of discontinued operations	21.0	0.1
Equity earnings from joint venture	(59.2)	(51.9)
U.S. pension (credit) expense	(19.7)	2.0
Other non-cash adjustments, net	0.6	(0.6)
Changes in operating assets and liabilities:
Receivables	8.5	(27.4)
Inventories	(14.3)	(1.5)
Other current assets	3.6	(3.6)
Other non-current assets	(1.2)	(3.3)
Accounts payable and accrued expenses	(8.9)	(35.9)
Income taxes payable	9.3	(7.8)
Other long-term liabilities	(12.0)	(8.8)
Other, net	0.1	(1.5)
Net cash provided by operating activities	159.0	104.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(40.7)	(63.2)
Return of investment from joint venture	88.9	52.8
Cash paid for acquisitions	(24.0)	(31.4)
Cash consideration received from Knauf	330.0	-
Payments of proceeds from Knauf to investment in joint venture	(70.0)	-
Other investing activities	1.7	0.5
Net cash provided by (used for) investing activities	285.9	(41.3)
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	-	103.0
Payments of revolving credit facility and other short-term debt	-	(103.0)
Payments of long-term debt	(24.4)	(16.8)
Financing costs	-	(0.6)
Proceeds from exercised stock options	18.0	0.6
Payment for treasury stock acquired	(256.1)	(75.4)
Net cash (used for) financing activities	(262.5)	(92.2)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	3.2
Net increase (decrease) in cash and cash equivalents	177.4	(25.4)
Cash and cash equivalents at beginning of year	159.6	141.9
Cash and cash equivalents at end of period	337.0	116.5
Cash and cash equivalents at end of period of discontinued operations	10.0	-
Cash and cash equivalents at end of period of continuing operations	$327.0	$116.5
Supplemental Cash Flow Disclosures:
Interest paid	$24.6	$23.1
Income tax payments, net	20.0	20.2
Amounts in accounts payable for capital expenditures	0.6	1.8

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

The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2017.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2017.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the third quarter and first nine months of 2018 and 2017 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

On August 16, 2018, we acquired the business and assets of Steel Ceilings, Inc. (“Steel Ceilings”), based in Johnstown, Ohio. Steel Ceilings is a manufacturer of aluminum and stainless metal ceilings that include architectural, radiant and security solutions with one manufacturing facility. Steel Ceilings’ operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.  See Note 4 for further information.

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

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction has been notified or is set to be notified for merger control clearance in the European Union (“EU”), Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia.  It has so far been cleared unconditionally in Montenegro (February 2018), Serbia (February 2018), Russia (March 2018), Macedonia (July 2018) and Bosnia and Herzegovina (August 2018). Clearance in the EU is currently expected during 2018.  On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million on August 1, 2018, and (ii) $80 million on September 15, 2018, if, prior to such date (A) any competition condition has not been satisfied, or (B) the closing has not yet occurred. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. We received both the $250 million payment and the $80 million payment from Knauf in the third quarter of 2018.  Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the business and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts Payable and Accrued Expenses. The total consideration payable by AWI to WAVE will be determined following closing in connection with the calculation of the adjustments contemplated by the Purchase Agreement.  We continue to work closely with Knauf towards closing and expect the transaction to close prior to December 31, 2018. The EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires companies to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Effective January 1, 2018, we have adopted this guidance for all periods presented. Upon adoption of this standard we reclassified all non-service cost components of net benefit costs for our defined benefit pension and health and welfare plans. For the three months ended September 30, 2017, this reclassification resulted in a decrease of $7.2 million in cost of goods sold and $5.6 million in Selling General and Administrative (“SG&A”) expenses, offset by a decrease of $12.8 million in other non-operating income, net on the Condensed Consolidated Statement of Earnings. For the first nine months of 2017, this reclassification resulted in an increase of $3.0 million in cost of goods sold, offset by an increase of $3.0 million in other non-operating income, net on the Condensed Consolidated Statement of Earnings. See Note 12 for details related to our components of net benefit costs.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which, in addition to numerous other provisions, lowered the Corporate statutory tax rate from 35% to 21%.  Under U.S. GAAP, all deferred tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date.  This standard allows entities to record a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for the purpose of appropriately

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

including the tax effect of items within AOCI at the newly enacted 21% U.S. federal tax rate.  This new guidance is effective for annual periods beginning after December 15, 2018.  Effective January 1, 2018 we early adopted the guidance and recorded a $54.3 million reduction to AOCI with a corresponding increase to retained earnings.

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

In January 2018, FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” which permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, FASB issued ASU 2018-10, “Codification improvements to Topic 842, Leases” which affect narrow aspects of the guidance issued in the amendments in Update 2016-02. In July 2018, FASB also issued ASU 2018-11, “Targeted Improvements” which relates to transition relief on comparative reporting at adoption.

Collectively, the guidance and all related ASU updates are effective for annual reporting periods beginning after December 15, 2018. We will adopt ASU 2016-02 effective January 1, 2019 utilizing the modified retrospective approach. Currently we are implementing processes and system tools to assist in the collection and analysis of data related to our lease portfolio. We are also evaluating our accounting policies and internal controls that would be impacted by the new guidance.

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

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. This guidance is effective for fiscal years ending after December 15, 2020.  We are currently evaluating the impact the adoption of this standard will have on our results of operations.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” which amends ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019.  We are currently evaluating the impact the adoption of this standard will have on our results of operations.

NOTE 2. SEGMENT RESULTS

In connection with the announced sale of our EMEA and Pacific Rim businesses, our former EMEA and Pacific Rim segments have been excluded from our results of continuing operations and segment assets.  As a result, our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Mineral Fiber	$212.8	$199.0	$610.2	$578.9
Architectural Specialties	47.7	34.9	126.2	100.4
Total net sales	$260.5	$233.9	$736.4	$679.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment operating income (loss)
Mineral Fiber	$71.8	$73.1	$175.0	$192.7
Architectural Specialties	11.3	7.7	28.2	20.6
Unallocated Corporate	(1.8)	(6.9)	(6.3)	(12.9)
Total consolidated operating income	$81.3	$73.9	$196.9	$200.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total consolidated operating income	$81.3	$73.9	$196.9	$200.4
Interest expense	9.9	8.8	28.9	26.6
Other non-operating (income) expense, net	(9.2)	12.3	(27.3)	(4.9)
Earnings from continuing operations before income taxes	$80.6	$52.8	$195.3	$178.7

Segment assets	September 30, 2018	December 31, 2017
Mineral Fiber	$1,126.7	$1,193.5
Architectural Specialties	84.7	53.2
Unallocated Corporate	500.8	320.7
Total consolidated assets	$1,712.2	$1,567.4

In connection with the closing of our St. Helens, Oregon Mineral Fiber manufacturing facility in the second quarter of 2018, we recorded $2.1 million and $14.1 million in the three and nine months ended September 30, 2018 in cost of goods sold related to accelerated depreciation of property, plant and equipment. During the fourth quarter of 2017, we recorded $4.0 million in cost of goods sold related to accelerated depreciation of property, plant and equipment within our Unallocated Corporate segment.

NOTE 3. REVENUE

Revenue Recognition

We recognize revenue upon transfer of control of our products to the customer, which typically occurs upon shipment. Our main performance obligation to our customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. Direct sales to building materials distributors, home centers, direct customers, and retailers represent the majority of our sales. Our standard sales terms are Free On Board (“FOB”) shipping point.  We have some sales terms that are FOB destination.  At the point of shipment, the customer is required to pay under normal sales terms. Our normal payment terms in most cases are 45 days or less and our sales arrangements do not have any material financing components. In addition, our customer arrangements do not produce contract assets or liabilities that are material to our consolidated financial statements. Within our Architectural Specialties segment, the majority of revenues are project driven, which includes a minority of revenues derived from the sale of customer specified customized products that have no alternative use to us. The manufacturing cycle for these custom products is short.

Incremental costs to fulfill our customer arrangements are expensed as incurred, as the amortization period is less than one year.

Our products are sold with normal and customary return provisions. We provide limited warranties for defects in materials or factory workmanship, sagging and warping, and certain other manufacturing defects. Warranties are not sold separately to customers.  Our

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

product warranties place certain requirements on the purchaser, including installation and maintenance in accordance with our written instructions.  In addition to our warranty program, under certain limited circumstances, we will occasionally and at our sole discretion, provide a customer accommodation repair or replacement.  Warranty repairs and replacements are most commonly made by professional installers employed by or affiliated with our independent distributors.  Reimbursement for costs associated with warranty repairs are provided to our independent distributors through a credit against accounts receivable from the distributor to us. Sales returns and warranty claims have historically not been material and do not constitute separate performance obligations.

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

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool and metal) throughout the Americas.  We disaggregate revenue based on our product based segments and major customer grouping as these categories represent the most appropriate depiction of how the nature, amount, and timing of revenues and cash flows are affected by economic factors.  Net sales by major customer group are as follows:

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

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30		Nine months ended September 30
Mineral Fiber	2018	2017	2018	2017
Distributors	$164.8	$152.2	$459.2	$430.0
Home centers	18.1	18.7	62.6	63.1
Direct customers	15.5	15.9	46.0	47.6
Retailers and other	14.4	12.2	42.4	38.2
Total	$212.8	$199.0	$610.2	$578.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three months ended September 30		Nine months ended September 30
Architectural Specialties	2018	2017	2018	2017
Distributors	$34.3	$28.5	$96.1	$79.9
Direct customers	10.8	5.8	26.2	17.9
Retailers and other	2.6	0.6	3.9	2.6
Total	$47.7	$34.9	$126.2	$100.4

The classification of 2017 customers within each group have been modified from what was reported in our first quarter Form 10-Q.

NOTE 4. ACQUISITION AND DISCONTINUED OPERATIONS

Acquisition of Steel Ceilings

On August 16, 2018, we acquired the business and assets of Steel Ceilings. The $12.3 million purchase price, which is subject to customary working capital adjustments, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining amount recorded as goodwill. In October 2018, we sold certain assets related to an acquired product line to WAVE for $2.0 million. Accordingly, as of September 30, 2018, these held for sale assets are recorded as a component of Other Current Assets on our Condensed Consolidated Balance Sheet. The total fair value of tangible assets acquired, less liabilities assumed, was $4.4 million. The total fair value of identifiable intangible assets acquired was mostly comprised of amortizable customer relationships of $1.4 million and tradenames of $1.3 million, resulting in $3.2 million of goodwill. These amounts are subject to adjustment until completion of our purchase accounting analysis. All of the acquired goodwill is deductible for tax purposes.

Acquisition of Plasterform

On May 31, 2018, we acquired the business and assets of Plasterform. The $11.6 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $1.9 million. The total fair value of identifiable intangible assets acquired, comprised of amortizable customer relationships, was $4.8 million, resulting in $4.9 million of goodwill. All of the acquired goodwill is deductible for tax purposes.

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

Each quarter we compare the anticipated sales proceeds from Knauf to the carrying value of EMEA and Pacific Rim net assets. We record an estimated loss if the carrying value exceeds the anticipated sales proceeds. Net gains can only be recorded to the extent of previous estimated losses. During the fourth quarter of 2017 we recorded an estimated loss of $74.0 million, which included $51.4 million of AOCI adjustments. During the six months ended June 30, 2018, we recorded an estimated loss of $23.4 million, which included $13.9 million of unfavorable AOCI adjustments. During the three months ended September 30, 2018, we recorded a net gain of $2.4 million, which included $7.6 million of unfavorable AOCI adjustments. As a result, we recorded total estimated losses of $21.0 million during the nine months ended September 30, 2018, which included $21.5 million of unfavorable AOCI adjustments. These AOCI adjustments related to accumulated foreign currency translation amounts that will be subsequently reclassified to earnings from discontinued operations upon sale of our EMEA and Pacific Rim businesses.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

See Note 1 for further discussion of the divestiture status.

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

During the third quarter of 2018, a non-cash income tax benefit of $4.6 million was recorded within discontinued operations due to the reversal of reserves for uncertain tax provisions as a result of an expiration of the federal statute of limitations to review previously filed income tax returns.

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total

Three months ended September 30, 2018:
Net sales	$112.7	$-	$112.7
Cost of goods sold	87.1	-	87.1
Gross profit	25.6	-	25.6
Selling, general and administrative expenses	20.2	-	20.2
Operating income	5.4	-	5.4
Interest expense	0.4	-	0.4
Other non-operating expense, net	0.5	-	0.5
Earnings from discontinued operations before income tax	4.5	-	4.5
Income tax (benefit)	(0.5)	-	(0.5)
Net earnings from discontinued operations, net of tax	$5.0	$-	$5.0

Gain on disposal of discontinued businesses, before income tax	$2.4	$-	$2.4
Income tax (benefit)	-	(4.6)	(4.6)
Gain on disposal of discontinued businesses, net of tax	$2.4	$4.6	$7.0

Net earnings from discontinued operations	$7.4	$4.6	$12.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Nine months ended September 30, 2018:
Net sales	$331.7	$-	$331.7
Cost of goods sold	252.2	-	252.2
Gross profit	79.5	-	79.5
Selling, general and administrative expenses	61.9	-	61.9
Operating income	17.6	-	17.6
Interest expense	1.3	-	1.3
Other non-operating expense, net	0.7	-	0.7
Earnings from discontinued operations before income tax	15.6	-	15.6
Income tax expense	1.2	-	1.2
Net earnings from discontinued operations, net of tax	$14.4	$-	$14.4

(Loss) on disposal of discontinued businesses, before income tax	$(21.0)	$-	$(21.0)
Income tax (benefit)	-	(4.9)	(4.9)
(Loss) gain on disposal of discontinued businesses, net of tax	$(21.0)	$4.9	$(16.1)

Net (loss) earnings from discontinued operations	$(6.6)	$4.9	$(1.7)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three months ended September 30, 2017:
Net sales	$118.0	$-	$118.0
Cost of goods sold	90.8	-	90.8
Gross profit	27.2	-	27.2
Selling, general and administrative expenses	19.5	-	19.5
Operating income	7.7	-	7.7
Interest expense	0.3	-	0.3
Other non-operating (income), net	(1.0)	-	(1.0)
Earnings from discontinued operations before income tax	8.4	-	8.4
Income tax expense	2.2	-	2.2
Net earnings from discontinued operations, net of tax	$6.2	$-	$6.2

Gain on disposal of discontinued businesses, before income tax	$-	$-	$-
Income tax (benefit)	-	(5.9)	(5.9)
Gain on disposal of discontinued business, net of tax	$-	$5.9	$5.9

Net earnings from discontinued operations	$6.2	$5.9	$12.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Nine months ended September 30, 2017:
Net sales	$318.8	$-	$318.8
Cost of goods sold	254.9	-	254.9
Gross profit	63.9	-	63.9
Selling, general and administrative expenses	57.1	-	57.1
Operating income	6.8	-	6.8
Interest expense	0.9	-	0.9
Other non-operating (income), net	(2.1)	-	(2.1)
(Loss) from discontinued operations before income tax	8.0	-	8.0
Income tax expense	8.7	-	8.7
(Loss) from discontinued operations, net of tax	$(0.7)	$-	$(0.7)

(Loss) on disposal of discontinued businesses, before income tax	$-	$(0.1)	$(0.1)
Income tax (benefit)	-	(5.4)	(5.4)
Gain on disposal of discontinued business, net of tax	$-	$5.3	$5.3

Net (loss) gain from discontinued operations	$(0.7)	$5.3	$4.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of September 30, 2018 and December 31, 2017 related to our EMEA and Pacific Rim businesses.

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10.0	$-
Accounts and notes receivable, net	60.6	61.4
Inventories, net	63.9	59.2
Income tax receivable	7.1	3.1
Other current assets	9.4	12.9
Total current assets discontinued operations	151.0	136.6
Property, plant, and equipment, less accumulated depreciation and amortization (1) (2)	102.0	131.3
Prepaid pension costs (1)	26.6	26.1
Goodwill and intangible assets, net (1)	7.0	7.2
Deferred income taxes (1)	2.8	4.0
Other non-current assets (1)	0.9	0.9
Total non-current assets of discontinued operations (1)	139.3	169.5
Total assets of discontinued operations (1)	$290.3	$306.1
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$68.5	$78.6
Income tax payable	6.5	1.3
Total current liabilities	75.0	79.9
Pension benefit liabilities (3)	35.1	34.7
Other long-term liabilities (3)	1.8	1.8
Deferred income taxes (3)	5.3	12.1
Total non-current liabilities of discontinued operations (3)	42.2	48.6
Total liabilities of discontinued operations (3)	$117.2	$128.5

(1)	Presented as Current assets of discontinued operations on the Condensed Consolidated Balance Sheets.
(2)	Includes pre-tax estimated losses of $21.0 million recorded in the first nine months of 2018 and $74.0 million recorded in the fourth quarter of 2017.
(3)	Presented as Current liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

The following is a summary of total depreciation and amortization, capital expenditures and estimated losses presented as discontinued operations and included as components of operating and investing cash flows on our Condensed Consolidated Statements of Cash Flows:

EMEA and Pacific Rim Businesses
Three months ended September 30, 2018:
Reversal of previous estimated loss on sale to Knauf	(2.4)
Purchases of property, plant and equipment	(1.3)

Nine months ended September 30, 2018:
Estimated losses on sale to Knauf	21.0
Purchases of property, plant and equipment	(4.5)

Three months ended September 30, 2017:
Depreciation and amortization	5.7
Purchases of property, plant and equipment	(1.6)

Nine months ended September 30, 2017:
Depreciation and amortization	16.5
Purchases of property, plant and equipment	(8.4)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2018	December 31, 2017
Customer receivables	$75.5	$62.8
Miscellaneous receivables	8.4	29.9
Less allowance for warranties, discounts and losses	(2.5)	(1.9)
Accounts and notes receivable, net	$81.4	$90.8

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Miscellaneous receivables as of September 30, 2018 includes $7.0 million of insurance recoveries related to environmental matters that we expect to collect during the fourth quarter of 2018. Miscellaneous receivables as of December 31, 2017 included $28.7 million of insurance recoveries related to environmental matters, which were collected during the first quarter of 2018.  See Note 17 for additional information.

NOTE 6. INVENTORIES

	September 30, 2018	December 31, 2017
Finished goods	$38.5	$33.2
Goods in process	5.5	2.7
Raw materials and supplies	29.4	26.1
Less LIFO reserves	(9.7)	(8.2)
Total inventories, net	$63.7	$53.8

NOTE 7. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE.  The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting. Condensed income statement data for WAVE is summarized below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$93.1	$88.3	$287.5	$266.1
Gross profit	50.8	48.9	160.2	148.9
Net earnings	38.7	32.6	123.5	111.8

In the third quarter of 2018, following receipt of payment from Knauf, we remitted $70.0 million to WAVE in partial consideration of the purchase price payable in respect to the business and operations of WAVE. Subsequently, we received a dividend of $35.0 million from WAVE. We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts Payable and Accrued Expenses.

In October 2018, WAVE refinanced its credit facility and paid AWI an additional dividend of $25.0 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of September 30, 2018 and December 31, 2017.

		September 30, 2018		December 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	7-20 years	$181.5	$100.6	$176.3	$93.9
Developed technology	15 years	84.1	65.1	83.7	60.9
Trademarks and brand names	10 years	1.1	-	-	-
Other	Various	5.5	1.1	5.9	1.1
Total		$272.2	$166.8	$265.9	$155.9
Goodwill and non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.2		319.8
Goodwill	Indefinite	19.4		11.3
Total goodwill and intangible assets		$612.8		$597.0

	Nine Months Ended
	September 30,
	2018	2017
Amortization expense	$11.0	$10.9

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2018	December 31, 2017
Payables, trade and other	$72.1	$67.6
Employment costs	14.9	18.0
Current portion of pension and postretirement liabilities	11.6	11.6
Advance receipt of Knauf proceeds	237.6	-
Payable to WAVE for advance receipt of Knauf proceeds	22.4	-
Other	7.9	11.2
Total accounts payable and accrued expenses	$366.5	$108.4

NOTE 10. INCOME TAX EXPENSE

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), resulting in significant changes from existing U.S. tax laws that impact us, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21%, allowing immediate 100% deduction for the cost of qualified property, eliminating the domestic production activities deduction, and imposing a one-time transition tax on the cumulative earnings and profits of certain foreign subsidiaries that were previously not repatriated and therefore not taxed for U.S. income tax purposes. Our federal income tax expense for periods beginning in 2018 will be based on the new rate.

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

During the fourth quarter of 2017, we recorded provisional amounts as a result of the 2017 Tax Act.  These amounts are subject to change as we obtain information necessary to complete the calculations. Adjustments were made to the provisional amounts recorded for the one-time transition tax based on the total post-1986 earnings and profits of our foreign subsidiaries (“Transition Tax”) and foreign tax credits (“FTCs”).  For the three months and nine months ended September 30, 2018, additional tax expense of $4.2 million, net of available FTCs, was recorded for the Transition Tax, and a reduction to FTC deferred tax assets of $1.0 million was recorded to reflect the decreased future FTC usage resulting from the 2017 Tax Act.   The provisional adjustments recorded for the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

periods ended September 2018 are primarily due to, among other things, changes in our interpretation of the 2017 Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, changes in accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, and any updates or changes to estimates utilized to calculate the impacts.  We will continue to analyze the effects of the enactment of the 2017 Tax Act and recognize any additional changes to the provisional amounts as they are identified during the measurement period as provided for in SAB 118.  We expect to complete our analysis of the provisional items during the fourth quarter of 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings from continuing operations before income taxes	$80.6	$52.8	$195.3	$178.7
Income tax expense	16.4	15.5	42.3	62.2
Effective tax rate	20.3%	29.4%	21.7%	34.8%

The effective tax rate for the third quarter was lower compared to the same period in 2017 due to the changes resulting from the 2017 Tax Act, primarily the reduction in the federal statutory tax rate from 35% to 21%, as well as excess tax benefits from the federal statute closure on the 2014 tax year. The effective tax rate for the first nine months of 2018 was lower compared to the same period in 2017 due to changes resulting from the 2017 Tax Act, primarily the reduction in the federal statutory tax rate from 35% to 21%, as well as excess tax benefits from stock-based compensation, and the excess tax benefits resulting from the federal statute closing on the 2014 tax year.

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

NOTE 11. DEBT

As of September 30, 2018 and December 31, 2017, our long-term debt included borrowings outstanding under our $1,050.0 million variable rate credit facility, which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  As of September 30, 2018 and December 31, 2017, there were no borrowings outstanding on our revolving credit facility. As of September 30, 2018 and December 31, 2017, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a U.S. plant in prior years. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	As of September 30, 2018
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$33.0	$36.2	$(3.2)
Bi-lateral facility	25.0	13.4	11.6
Revolving credit facility	150.0	-	150.0
Total	$208.0	$49.6	$158.4

As of December 31, 2017, $6.6 million of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Condensed Consolidated Balance Sheets. As of September 30, 2018, $3.2 million was classified as restricted cash related to the accounts receivable securitization facility.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 12. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S. defined-benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.4	$2.2	$4.3	$6.4
Interest cost on projected benefit obligation	11.5	12.1	34.6	37.0
Expected return on plan assets	(24.0)	(24.7)	(72.0)	(74.3)
Amortization of prior service cost	-	0.4	-	1.1
Amortization of net actuarial loss	5.0	4.3	15.0	12.8
Partial settlement	-	20.8	-	20.8
Net periodic pension (credit) cost	$(6.1)	$15.1	$(18.1)	$3.8
Retiree health and life insurance benefits
Service cost of benefits earned during the period	$-	$0.1	$0.1	$0.3
Interest cost on projected benefit obligation	0.6	0.7	1.9	2.2
Amortization of net actuarial gain	(1.4)	(0.9)	(4.2)	(2.7)
Net periodic postretirement (credit)	$(0.8)	$(0.1)	$(2.2)	$(0.2)

We also have an unfunded non-U.S. defined benefit pension plan in Germany, which will not be acquired by Knauf in connection with the announced sale of our EMEA and Pacific Rim segments that is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2018 and 2017.

As required by ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the service cost component of net benefit cost has been presented in the Condensed Consolidated Statement of Earnings within cost of goods sold and SG&A expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are presented in the Condensed Consolidated Statements of Earnings separately from the service cost component within other non-operating (income) expense, net. The following table presents the components of net periodic pension and postretirement (credits) costs within our Condensed Consolidated Statement of Earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Service cost of benefits earned represented in cost of goods sold	$0.9	$1.4	$2.7	$4.0
Service cost of benefits earned represented in SG&A expenses	0.5	0.9	1.7	2.7
Other non-operating (income) expense	(8.3)	12.7	(24.7)	(3.1)
Net periodic pension and postretirement (credit) cost	$(6.9)	$15.0	$(20.3)	$3.6

In 2017, certain participants in our U.S. defined benefit Retirement Income Plan (“RIP”) with deferred vested benefits were offered an opportunity to elect a lump sum distribution of the participant’s entire accrued benefit. These distributions resulted in a partial plan settlement necessitating a plan remeasurement as of August 31, 2017.  The remeasurement of the RIP’s projected benefit obligation as of August 31, 2017 included a change to the MP-2017 mortality table assumption, issued by the Society of Actuaries in October 2017.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 13. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	September 30, 2018		December 31, 2017
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Government money market fund	$240.3	$240.3	$-	$-
Total long-term debt, including current portion	(827.4)	(828.0)	(850.2)	(850.8)
Foreign currency contracts	-	-	(0.8)	(0.8)
Natural gas contracts	-	-	(0.6)	(0.6)
Interest rate swap contracts	14.2	14.2	8.9	8.9

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and short-term debt approximate fair value because of the short-term maturity of these instruments. The government money market fund is carried at fair value and is recorded as a component of cash and cash equivalents on the Condensed Consolidated Balance Sheet. The fair value estimates of long-term debt were derived from quotes from a major financial institution based on recently observed trading levels of our Term Loan A and Term Loan B debt.  The fair value estimates of foreign currency contract obligations are estimated from market quotes provided by a well-recognized national market data provider.  The fair value estimates of natural gas contracts are estimated using internal valuation models with verification by obtaining quotes from major financial institutions.  For natural gas swap transactions, fair value is calculated using NYMEX market quotes provided by a well-recognized national market data provider.  For natural gas option based strategies, fair value is calculated using an industry standard Black-Scholes model with market based inputs, including but not limited to, underlying asset price, strike price, implied volatility, discounted risk free rate, and time to expiration, and is provided by a well-recognized national market data provider.  The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	September 30, 2018		December 31, 2017
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Foreign currency contracts	$-	$-	$(0.8)	$-
Natural gas contracts	-	-	-	(0.6)
Interest rate swap contracts	-	14.2	-	8.9

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities.  As a result, we are exposed to fluctuations in the price of natural gas.  We have a policy to reduce cost volatility for North American natural gas purchases by purchasing natural gas forward contracts and swaps, purchased call options, and zero-cost collars up to 24 months forward.  The contracts are based on forecasted usage of natural gas measured in mmBtu’s.  There is a high correlation between the hedged item and the hedge instrument.  The gains and losses on these instruments offset gains and losses on the transactions being hedged.  These instruments are designated as cash flow hedges.  As of September 30, 2018 and December 31, 2017, the notional amount of these hedges was $6.1 million and $9.2 million, respectively.  The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of goods sold in the period during which the underlying gas is consumed.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold immediately.  The earnings impact of the ineffective portion of these hedges was not material for the three and nine months ended September 30, 2018 and 2017. Starting in the third quarter of 2018, we will no longer enter into new natural gas derivatives as natural gas spending as a percentage of cost of goods sold no longer merits hedging.

Currency Rate Risk – Sales and Purchases

We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates.  To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues.  Upon completion of the sale of our EMEA and Pacific Rim businesses, and on a continuing operations basis as of September 30, 2018, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis and when possible, use derivatives to hedge our unmatched foreign currency cash inflows and outflows.

We use Canadian dollar forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows resulting from the sale of products to Canadian customers will be adversely affected by changes in exchange rates.  These derivative instruments are used for forecasted transactions and are classified as cash flow hedges.  Cash flow hedges are executed quarterly, generally up to 15 months forward, and allow us to further reduce our overall exposure to Canadian dollar exchange rate movements, since gains and losses on these contracts offset gains and losses on the transactions being hedged.  The notional amount of these hedges was $8.7 million as of September 30, 2018 and $18.9 million as of December 31, 2017.  Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, until the underlying transaction is recognized in earnings.  The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense immediately. The earnings impact of the ineffective portion of these hedges was not material for the three and nine months ended September 30, 2018 and 2017. Starting in the third quarter of 2018, we will no longer enter into new foreign currency derivatives as the risk associated with the net cash inflows and outflows between the U.S. and Canada no longer merits hedging.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Interest Rate Risk

We utilize interest rate swaps to reduce the fluctuations in earnings caused by interest rate volatility. The following table summarizes our interest rate swaps as of September 30, 2018:

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

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.  The mark-to-market gains or losses on the ineffective portion of hedges are recognized in interest expense immediately.  The earnings impact of the ineffective portion of these hedges was not material for the three and nine months ended September 30, 2018 and 2017.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2018 and December 31, 2017.  We had no derivative assets or liabilities not designated as hedging instruments as of September 30, 2018 or December 31, 2017.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$0.1	$-	Accounts payable and accrued expenses	$0.1	$0.5
Foreign exchange contracts	Other current assets	0.1	-	Accounts payable and accrued expenses	0.1	0.7
Interest rate swap contracts	Other current assets	-	0.2	Accounts payable and accrued expenses	-	-
Natural gas commodity contracts	Other non-current assets	-	-	Other long-term liabilities	-	0.1
Foreign exchange contracts	Other non-current assets	-	-	Other long-term liabilities	-	0.1
Interest rate swap contracts	Other non-current assets	14.2	8.7	Other long-term liabilities	-	-
Total derivatives designated as hedging instruments		$14.4	$8.9		$0.2	$1.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$0.2	$(0.8)	Cost of goods sold	$-	$-	$(0.4)	$0.3
Foreign exchange contracts – purchases	0.1	(0.6)	Cost of goods sold	-	-	-	-
Foreign exchange contracts – sales	0.4	(1.5)	Net sales	-	(0.2)	(0.3)	0.2
Interest rate swap contracts	4.6	0.1	Interest expense	(0.3)	-	(1.1)	-
Total	$5.3	$(2.8)	Total (loss) gain from continuing operations	$(0.3)	$(0.2)	$(1.8)	$0.5
			Total gain (loss) from discontinued operations	0.1	(0.1)	-	(0.1)
			Total (loss) gain	$(0.2)	$(0.3)	$(1.8)	$0.4

As of September 30, 2018, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $2.3 million.

There was no pre-tax gain or loss recognized in income for derivative instruments not designated as hedging instruments for the three or nine months ended September 30, 2018 and 2017.

NOTE 15.  COMMON STOCK REPURCHASE PLAN

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million. Repurchases under the Program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.  The Program does not obligate AWI to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.

On August 2, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with Deutsche Bank AG under the Program. The ASR included a pre-payment of $150.0 million to Deutsche Bank, at which time we received 1,766,004 shares, or 80% of the share delivery. The total number of shares ultimately delivered and therefore the average repurchase price paid per share, was determined as of the end of the applicable purchase period based on the volume weighted-average price of our common stock during that period. Volume weighted-average pricing was calculated in accordance with Rule 10b-18 under the Securities Act. The ASR terminated on October 8, 2018, with approximately 389,825 shares returned on that day to complete the ASR.

During the nine months ended September 30, 2018, including the ASR, we repurchased 3.6 million shares under the Program for a total cost of $226.0 million, or an average price of $63.35 per share. Since inception of the Program, through September 30, 2018, including the ASR, we have repurchased 6.5 million shares under the Program for a total cost of $350.2 million, or an average price of $53.68 per share.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2017	$(47.1)	$3.5	$(302.3)	$(345.9)
Impact of ASU 2018-02 adoption	-	0.7	(55.0)	(54.3)
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $ -, ($1.5), $0.3 and ($1.2)	(21.9)	3.9	(1.2)	(19.2)
Amounts reclassified from accumulated other comprehensive (loss)	-	1.4	8.8	10.2
Net current period other comprehensive (loss) income	(21.9)	5.3	7.6	(9.0)
Balance at September 30, 2018	$(69.0)	$9.5	$(349.7)	$(409.2)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2016	$(71.6)	$3.8	$(336.0)	$(403.8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, $1.2, $0.6 and $1.8	20.9	(1.7)	(2.6)	16.6
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.3)	21.4	21.1
Net current period other comprehensive income (loss)	20.9	(2.0)	18.8	37.7
Balance at September 30, 2017	$(50.7)	$1.8	$(317.2)	$(366.1)
(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) (1)		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Nine Months Ended September 30,
	2018	2017
Derivative Adjustments:
Natural gas commodity contracts	$0.4	$(0.3)	Cost of goods sold
Foreign exchange contracts - purchases	-	0.1	Cost of goods sold
Foreign exchange contracts - sales	0.3	(0.2)	Net sales
Interest rate swap contracts	1.1	-	Interest expense
Total loss (income), before tax	1.8	(0.4)
Tax impact	(0.4)	0.1	Income tax expense
Total loss (income), net of tax	1.4	(0.3)

Pension and Postretirement Adjustments:
Prior service cost amortization	0.3	1.1	Other non-operating (income) expense, net
Amortization of net actuarial loss	10.9	11.1	Other non-operating (income) expense, net
Partial settlement	-	20.8	Other non-operating (income) expense, net
Total expense, before tax	11.2	33.0
Tax impact	(2.4)	(11.6)	Income tax expense
Total expense from continuing operations, net of tax	8.8	21.4
Total reclassifications for the period	$10.2	$21.1
(1)	Includes activity from discontinued operations.

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

In 2017, we entered into cash settlement agreements totaling $30.5 million including $6.5 million in September 2017, with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. All of the 2017 cash settlements have been released to us from escrow, including $28.7 million received in the first six months of 2018.  In the third quarter of 2018, we have entered into settlement agreements totaling $7.0 million with additional legacy insurance carriers. The 2018 settlement proceeds will be released to us from escrow following court approval. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

On September 30, 2016, Kaiser filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (Case No. 16-31602) (the “Bankruptcy Court”).  AWI, OC and the ODEQ have all been included on the master list of potential creditors filed with the Bankruptcy Court for notice purposes.  By order dated October 14, 2016, the Bankruptcy Court formed a statutory committee of unsecured creditors, to which we were appointed to serve, along with OC and The Boeing Company.  The Committee is charged with, among other things, maximizing recovery of all unsecured creditor claims, including claims of Kaiser and ODEQ.  Noticed parties submitted claims to the Bankruptcy Court on September 13, 2017.  The Chapter 11 case impacts Kaiser’s ongoing participation in the RI/FS process, as well as the ODEQ consent order and cost sharing agreements.

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

On April 5, 2018, ODEQ issued Public Notice of the Remedial Action for the Upland Area and subsequently responded to public comments. On June 26, 2018 ODEQ published its Record of Decision confirming the selected remedial action required for the Upland Area. AWI will be responsible for performing the remedial action upon ODEQ’s filing of the Consent Judgment with the court, pending appeal. The Consent Judgment remains subject to entry and approval by the Columbia County Circuit Court. Kaiser continues

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

to assert that the Consent Judgement violates the stay imposed by its bankruptcy case. The Bankruptcy Court, however, ruled in favor of ODEQ’s position that the Consent Judgement does not violate the stay.  In response to that ruling, on October 3, 2018, Kaiser filed a motion for stay pending appeal.

Macon, GA

The U.S. Environmental Protection Agency (the “EPA”) has listed two landfills located on a portion of our building products facility in Macon, GA, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, portions of Rocky Creek, and certain tributaries leading to Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably polychlorinated biphenyls (“PCBs”).

In September 2010, we entered into an Administrative Order on Consent for a Removal Action with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill,” also known as “Operable Unit 1”).  After completing an investigation of the WWTP Landfill and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action.  The Operable Unit 1 response action for the WWTP Landfill is complete and the final report was submitted to the EPA on October 11, 2016.  The EPA approved the final report on November 28, 2016, and a Post-Removal Control Plan (the “Plan”) was submitted to the EPA on March 28, 2017. That Plan will monitor the effectiveness of the WWTP Landfill response action and our estimate of future liabilities includes these tasks.

It is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to AWI’s property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other PRPs received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of a Settlement Agreement (formerly known as an Administrative Order on Consent) to conduct an RI/FS of Operable Unit 2.  We, along with the other PRPs, and the EPA entered into a Settlement Agreement effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs are required to submit a complete RI/FS Work Plan by March 18, 2019. While the investigative work on this portion of the site has not yet commenced, we anticipate that the EPA will require significant investigative work for Operable Unit 2 and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate AWI’s final share of the costs or the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.   The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA has evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.

Summary of Financial Position

Liabilities of $13.3 million as of September 30, 2018 and $13.5 million as of December 31, 2017 were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  During the three and nine months ended September 30, 2018, we recorded $0.5 million of additional reserves for potential environmental liabilities. During the three months ended September 30, 2017, we did not record any additional reserves for environmental liabilities. During the nine

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

months ended September 30, 2017, we increased reserves for environmental liabilities by $1.3 million. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available, and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

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

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record recoveries as assets in the Condensed Consolidated Balance Sheets. As of September 30, 2018, we have $7.0 million of receivables for insurance recoveries reflected within Accounts and Notes Receivable.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) filed litigation against us in the United States District Court for the District of Delaware alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and intend to vigorously defend the matter. During the first quarter of 2018, the Court denied, in part, and granted, in part, our motion to dismiss, dismissing two of the claims brought by Roxul USA, Inc. The litigation is currently ongoing and we continue to incur defense costs, including $2.7 million in the third quarter of 2018.

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

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings from continuing operations	$64.2	$37.3	$153.0	$116.5
Earnings allocated to participating non-vested share awards	(0.2)	(0.1)	(0.5)	(0.4)
Earnings from continuing operations attributable to common shares	$64.0	$37.2	$152.5	$116.1

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2018 and 2017 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic shares outstanding	50.7	53.0	51.9	53.5
Dilutive effect of common stock equivalents	1.2	0.5	0.9	0.4
Diluted shares outstanding	51.9	53.5	52.8	53.9

There were no anti-dilutive stock options excluded from the computation of diluted EPS for the three and nine months ended September 30, 2018. Anti-dilutive stock options excluded from the computation of diluted EPS for the three and nine months ended September 30, 2017 were 246,468 and 426,410, respectively.

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

In August 2018, we acquired the business and assets of Steel Ceilings, Inc. (“Steel Ceilings”), based in Johnstown, Ohio. Steel Ceilings is a manufacturer of aluminum and stainless metal ceilings that include architectural, radiant and security solutions with one manufacturing facility. Steel Ceilings’ operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

In May 2018, we acquired the business and assets of Plasterform, Inc. (“Plasterform”), based in Mississauga, Ontario, Canada.  Plasterform is a manufacturer of architectural cast ceilings, walls, facades, columns and moldings with one manufacturing facility.  Plasterform’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.  The transaction has been notified or is set to be notified for merger control clearance in the European Union (“EU”), Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia.  It has so far been cleared unconditionally in Montenegro (February 2018), Serbia (February 2018), Russia (March 2018), Macedonia (July 2018) and Bosnia and Herzegovina (August 2018). Clearance in the EU is currently expected during 2018.  On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million on August 1, 2018, and (ii) $80 million on September 15, 2018, if, prior to such date (A) any competition condition has not been satisfied, or (B) the closing has not yet occurred. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. We received both the $250 million payment and the $80 million payment from Knauf in the third quarter of 2018.  Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the business and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts Payable and Accrued Expenses.  The total consideration payable by AWI to WAVE will be determined following closing in connection with the calculation of the adjustments contemplated by the Purchase Agreement.  We continue to work closely with Knauf towards closing and expect the transaction to close prior to December 31, 2018. The EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”) based in Newark, Ohio. Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities. Tectum’s operations and its assets and liabilities are included as a component of our Architectural Specialties segment.

See Note 4 to the Condensed Consolidated Financial Statements for additional information related to our acquisition and discontinued operations.

As of September 30, 2018, we had 18 manufacturing plants in eight countries, including nine plants located throughout the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During the second quarter of 2018, as part of our acquisition of Plasterform, we acquired one additional plant located in Canada. During the third quarter of 2018, as part of our acquisition of Steel Ceilings, we acquired one additional plant located in Ohio. We have one idle mineral fiber plant in China, reported as a component of our Unallocated Corporate segment as it is not included in the pending sale to

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Knauf.  Upon closure of the sale of our EMEA and Pacific Rim businesses, we will have twelve plants, including nine plants in the U.S, two plants in Canada and the idle plant in China which management decided to close in the third quarter of 2017.

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

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some markets, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.

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

Factors Affecting Revenues

For information on our segments’ 2018 net sales by geography and by customer type, see Notes 2 and 3, respectively, to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Markets. We compete in building material markets in the Americas.  We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

In addition, we noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2018 compared to the third quarter of 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our Mineral Fiber segment, we experienced lower volume activity due to softness in the home center customer group. In our Architectural Specialties segment, we experienced strong growth primarily due to increased market penetration and due to the impact of recent acquisitions.

Average Unit Value.  We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions.  Additionally, we offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.   In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. We focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and geographic mix impacting our revenues.  We estimate that favorable AUV increased our Mineral Fiber and total consolidated net sales for the three and nine months ended September 30, 2018 by approximately $16 million and $33 million, respectively, compared to the same periods in 2017.  Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, manufactured by us and sourced, that vary by project.  As such, we do not track AUV performance for this segment, but rather attribute all changes in net sales to volume.

In the third quarter of 2018, we implemented price increases on Mineral Fiber ceiling tile, grid products, and certain Architectural Specialties products. We may implement additional pricing actions based on numerous factors, most notably upon future movements in raw material prices and sourced product costs.

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

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, steel, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  In the third quarter and first nine months of 2018, costs for raw materials, sourced products and energy negatively impacted operating income by $2 million and $5 million, respectively, compared to the same periods of 2017.

Employees

As of September 30, 2018 and December 31, 2017 we had approximately 3,900 full-time and part-time employees. Excluding our EMEA and Pacific Rim businesses, we had approximately 2,200 employees as of September 30, 2018 and December 31, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is Favorable/
	2018	2017	(Unfavorable)
Three Months Ended September 30,
Total consolidated net sales	$260.5	$233.9	11.4%
Operating income	$81.3	$73.9	10.0%

Nine Months Ended September 30,
Total consolidated net sales	$736.4	$679.3	8.4%
Operating income	$196.9	$200.4	(1.7)%

Consolidated net sales for the third quarter of 2018 increased 11.4% due to favorable AUV of $16 million and higher volumes of $11 million.  Mineral Fiber net sales increased by $14 million and Architectural Specialties net sales increased by $13 million.  Consolidated net sales for the first nine months of 2018 increased 8.4% due to favorable AUV of $32 million and higher volumes of $25 million.  Mineral Fiber net sales increased by $31 million and Architectural Specialties net sales increased by $26 million.

Cost of goods sold in the third quarter of 2018 was 62.4% of net sales, compared to 61.2% for the same period in 2017. Cost of goods sold in the first nine months of 2018 was 65.9% of net sales compared to 62.6% for the same period in 2017. The increases in cost of goods sold as a percent of net sales for the third quarter and first nine months of 2018 were primarily due to $5 million and $20 million, respectively, of accelerated depreciation and closure costs in 2018 related to management’s decision to permanently close the St. Helens, Oregon plant, partially offset by savings from the closure of the plant in the second half of 2018, and increased raw material and freight costs. Also affecting the change in cost of goods sold as a percent of net sales for the third quarter and first nine months of 2017 were $5 million and $7 million, respectively, of cost of goods sold reductions as a result of environmental insurance settlements, and $4 million of accelerated depreciation of machinery and equipment in the third quarter of 2017 based on management’s decision to permanently close a previously idled plant in China.

SG&A expenses in the third quarter of 2018 were $35.3 million, or 13.6% of net sales, compared to $30.8 million, or 13.2% of net sales, for the same period in 2017. The increase in SG&A expenses for the three months ended September 30, 2018 was primarily due to a $3 million decrease in certain selling, promotional and administrative processing service charges to WAVE, higher selling expenses as a result of increases in net sales and an increase in legal fees.  The increase in SG&A expenses were partially offset by $5 million and $1 million reductions in expenses as a result of environmental insurance settlements, net of expenses, in 2018 and 2017, respectively.

SG&A expenses for the first nine months of 2018 were $113.7 million, or 15.4% of net sales, compared to $105.8 million, or 15.6% of net sales, for the same period in 2017. The increase in SG&A expenses for the nine months ended September 30, 2018 was primarily due to higher selling expenses, primarily due to an increase in net sales, and an increase in legal fees.  The increase in SG&A expenses were partially offset by a $3 million reduction in expenses as a result of environmental insurance settlements, net of expenses, in 2018.

Equity earnings from our WAVE joint venture were $18.7 million for the third quarter of 2018, compared to $13.9 million in the third quarter of 2017. Equity earnings from our WAVE joint venture were $59.2 million for the first nine months of 2018, compared to $51.9 million in the first nine months of 2017. WAVE earnings in both periods were positively impacted by sales increases, primarily related to increases in AUV, partially offset by higher input costs, particularly steel.

Increases in equity earnings for the third quarter of 2018 in comparison to the same period in 2017 were impacted by a $4 million increase in selling and administrative processing charges from AWI and Worthington Industries, Inc. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $9.9 million for the third quarter of 2018 compared to $8.8 million in the third quarter of 2017. Interest expense was $28.9 million for the first nine months of 2018 compared to $26.6 million in the first nine months of 2017. The increase in the third quarter of 2018 was due to higher floating interest rates. The increase in the first nine months of 2018 was due to higher floating interest rates and expiration of a $250 million interest rate swap on March 31, 2018.

Other non-operating income, net was $9.2 million for the third quarter of 2018 compared to other non-operating expense of $12.3 million in the third quarter of 2017.  Other non-operating income, net was $27.3 million for the first nine months of 2018 compared to $4.9 million in the first nine months of 2017.  The increases in other non-operating income, net were primarily related to lower non-service cost components of pension and postretirement net periodic benefit costs, which beginning in January 2018, are recorded as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations

component of non-operating income in accordance with our adoption of ASU 2017-07.  Also contributing to the increase in other non-operating income, net was a $20 million partial settlement loss recorded in the third quarter of 2017 for the RIP. See Note 12 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $16.4 million for the third quarter of 2018 compared to $15.5 million in the third quarter of 2017.  The effective tax rate for the third quarter of 2018 was 20.3% as compared to a rate of 29.4% for the same period of 2017. The effective tax rate was lower due to changes resulting from the 2017 Tax Act, primarily the reduction in the federal statutory tax rate from 35% to 21%, as well as excess tax benefits from the federal statute closing on the 2014 tax year. Income tax expense was $42.3 million for the first nine months of 2018 compared to $62.2 million in the first nine months of 2017. The effective tax rate for the first nine months of 2018 was 21.7% as compared to a rate of 34.8% for the same period of 2017. The effective tax rate for the third quarter of 2018 was lower compared to the same quarter in 2017 due to the changes resulting from the 2017 Tax Act, primarily the reduction in the federal statutory tax rate from 35% to 21%, as well as an increase in excess tax benefits from stock-based compensation and the excess tax benefits resulting from the federal statute closing on the 2014 tax year.

Total Other Comprehensive Loss (“OCL”) was $4.8 million in the third quarter of 2018 compared to Total Other Comprehensive Income (“OCI”) of $21.0 million for the third quarter of 2017. Total OCL was $9.0 million in the first nine months of 2018 compared to OCI of $37.7 million for the first nine months of 2017. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies.  Amounts in the third quarter of 2018 and first nine months of 2018 were driven primarily by changes in the exchange rates of the Russian ruble and the British pound. Amounts in the third quarter and first nine months of 2017 were driven primarily by changes in the exchange rates of the British pound, the Canadian dollar, the Chinese renminbi and the Russian ruble. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.  Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

			Change is Favorable/
	2018	2017	(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$212.8	$199.0	6.9%
Operating income	$71.8	$73.1	(1.8)%

Nine Months Ended September 30,
Total segment net sales	$610.2	$578.9	5.4%
Operating income	$175.0	$192.7	(9.2)%

Net sales increased in the third quarter of 2018 due to favorable AUV of $15 million, partially offset by lower volumes of $1 million.  The increase in net sales for the first nine months of 2018 was due to favorable AUV of $32 million, partially offset by lower volumes of $2 million.  Favorable AUV for the three and nine months ended September 30, 2018 as compared to 2017 was partially due to improved mix from the sale of higher end ceiling tile products.

Operating income decreased in the third quarter of 2018 due to a $6 million increase in manufacturing and input costs, higher depreciation and closure costs of $5 million attributable to our St. Helens manufacturing plant during the third quarter of 2018, a $3 million decrease in certain selling, promotional and administrative processing service charges to WAVE, a $3 million increase in legal fees and a $3 million increase in selling expenses.  Partially offsetting these decreases was a $13 million increase in operating income as a result of favorable AUV and a $5 million increase in equity earnings from WAVE.

Operating income decreased in the first nine months of 2018 due to higher depreciation and closure costs of $21 million attributable to our St. Helens manufacturing plant during 2018, a $13 million increase in manufacturing and input costs, a $6 million increase in legal fees and a $6 million increase in selling expenses.  Partially offsetting these decreases was a $19 million increase in operating income as a result of favorable AUV, a $7 million increase in equity earnings from WAVE and a $3 million reduction in expenses as a result of environmental insurance settlements, net of expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Architectural Specialties

(dollar amounts in millions)

			Change is
	2018	2017	Favorable
Three Months Ended September 30,
Total segment net sales	$47.7	$34.9	36.7%
Operating income	$11.3	$7.7	46.8%

Nine Months Ended September 30,
Total segment net sales	$126.2	$100.4	25.7%
Operating income	$28.2	$20.6	36.9%

Net sales for the third quarter and first nine months of 2018 increased primarily due to higher volume from increased market penetration and new construction activity as well as the acquisitions of Plasterform and Steel Ceilings.

Operating income for the third quarter and first nine months of 2018 increased due to the positive impact of higher sales volume, partially offset by an increase in manufacturing costs and SG&A expenses due to investments in selling and design capacities.

Unallocated Corporate

Unallocated corporate expenses were $1.8 million for the third quarter of 2018 compared to $6.9 million in the third quarter of 2017. Unallocated corporate expenses were $6.3 million for the first nine months of 2018 compared to $12.9 million in the first nine months of 2017. The decreases in expense were primarily due to lower service cost associated with our RIP.  In addition, during the third quarter of 2017, we recorded $4 million of accelerated depreciation for accelerated depreciation of machinery and equipment based on management’s decision to permanently close a previously idled plant in China.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities in the first nine months of 2018 provided $159.0 million of cash, compared to $104.9 million in the first nine months of 2017.  The increase was due to higher cash earnings and changes in working capital primarily due to the receipt of environmental insurance recoveries in the first quarter of 2018.

Net cash provided by investing activities was $285.9 million for the first nine months of 2018, compared to a $41.3 million use of cash for the first nine months of 2017. The increase was primarily due to $330 million of proceeds received from Knauf related to the anticipated sale of our EMEA and Pacific Rim businesses, net of $70 million of payments to WAVE.  Also contributing to the increase in investing cash flows was an increase of dividends from our WAVE joint venture.

Net cash used for financing activities was $262.5 million for the first nine months of 2018, compared to $92.2 million used during the first nine months of 2017. The unfavorable change in use of cash was primarily due to the higher repurchases of outstanding common stock and an increase in credit facility payments, partially offset by proceeds from exercised employee stock awards.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.  We have a $1,050.0 million credit facility which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The $1,050.0 million senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The unpaid balances of Term Loan A, the Revolving Credit Facility and Term Loan B may be prepaid without penalty at the maturity of their respective interest reset periods.  Any amounts prepaid on the Term Loan A or Term Loan B may not be re-borrowed. As of September 30, 2018, total borrowings outstanding under our senior credit facility were $555.0 million under Term Loan A and $243.8 million under Term Loan B.  There were no borrowings outstanding under the revolving credit facility.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

defined by the credit agreement.  These annual payments would be made in the first quarter of the following year.  No payment was made in the first quarter of 2018.

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0.  As of September 30, 2018, we were in compliance with all covenants of the senior credit facility.

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

As of September 30, 2018 our outstanding long-term debt also included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased. This bond is backed by letters of credit, which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase the bond.

As of September 30, 2018, we had $327.0 million of cash and cash equivalents, $293.6 million in the U.S and $33.4 million in various foreign jurisdictions.  Prior to the completion of the sale of our EMEA and Pacific Rim businesses, it is our intention to repatriate a significant majority of the cash held in various foreign jurisdictions; however, our Purchase Agreement with Knauf allows AWI to transfer any cash balances held in our EMEA businesses to Knauf up to $10.0 million. We believe that our existing balances of cash and cash equivalents are sufficient to satisfy working capital needs, outstanding commitments and liquidity requirements.

We have a $40.0 million Accounts Receivable Securitization Facility that matures in March 2019.  Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then assigns an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of September 30, 2018 we had no borrowings under this facility. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	As of September 30, 2018
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$33.0	$36.2	$(3.2)
Bi-lateral facility	25.0	13.4	11.6
Revolving credit facility	150.0	-	150.0
Total	$208.0	$49.6	$158.4

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2017 Annual Report on Form 10-K.  As disclosed in Note 14 to the Condensed Consolidated Financial Statements, starting in the third quarter of 2018, we will no longer enter into new foreign currency and natural gas derivatives. There have been no additional material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2018, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no other material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2018	15,913	$64.73	15,913	$200,549,712
August 1 – 31, 2018	1,766,004	$67.95	1,766,004	$380,549,712
September 1 – 30, 2018	82	$69.80	-	$380,549,712
Total	1,781,999		1,781,917

[1]

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long term incentive plans.

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million. Repurchases under the Program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate AWI to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.

On August 2, 2018, we entered into an accelerated share repurchase agreement with Deutsche Bank AG under the Program. The ASR included a pre-payment of $150.0 million to Deutsche Bank, at which time we received 1,766,004 shares, or 80% of the share delivery. The total number of shares ultimately delivered and therefore the average repurchase price paid per share, was determined as of the end of the applicable purchase period based on the volume weighted-average price of our common stock during that period. Volume weighted-average pricing was calculated in accordance with Rule 10b-18 under the Securities Act. The ASR terminated on October 8, 2018, with approximately 389,825 shares returned on that day to complete the ASR.

During the nine months ended September 30, 2018, including the ASR, we repurchased 3.6 million shares under the Program for a total cost of $226.0 million, or an average price of $63.35 per share.  Since inception of the Program, through September 30, 2018, including the ASR, we have repurchased 6.5 million shares under the Program for a total cost of $350.2 million, or an average price of $53.68 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 25, 2018, the Management Development and Compensation Committee of our Board of Directors approved a one-time special cash bonus in the amount of $280,000 for Mark A. Hershey, our Senior Vice President, General Counsel and Chief Compliance Officer. The bonus was paid to Mr. Hershey in recognition of his leadership and performance in connection with certain significant projects, including the pending sale of our EMEA and Pacific Rim businesses to Knauf, as well as environmental litigation matters. The special bonus is separate from our Annual Incentive Plan.

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

Date:  October 30, 2018