Form 10-K
period 2018-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2019-02-25
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act                                                                      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($63.20 per share) on the New York Stock Exchange (trading symbol AWI) of June 30, 2018 was approximately $3.3 billion.  As of February 19, 2019, the number of shares outstanding of the registrant's Common Stock was 48,502,391.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2019 annual meeting of shareholders, to be filed no later than April 30, 2019 (120 days after the last day of our 2018 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and EBITDA (as discussed below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	economic conditions;
•	construction activity;
•	competition;
•	key customers;
•	customer consolidation;
•	availability and costs of raw materials and energy;
•	Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc;
•	negative tax consequences;
•

the announced sale of our Europe, Middle East and Africa (including Russia) (“EMEA”) and Pacific Rim businesses is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business;

•	environmental matters;
•	strategic transactions;
•	covenants in our debt agreements;
•	our indebtedness;
•	our liquidity;
•	claims, litigation and cybersecurity breaches;
•	international operations;
•	defined benefit plan obligations;
•	the tax consequences of the separation of our flooring business from our ceilings business;
•	intellectual property rights;
•	costs savings and productivity initiatives;
•	labor; and
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

We are a leading global producer of ceiling systems for use primarily in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool and metal) throughout the Americas.

In August 2018, we acquired the business and assets of Steel Ceilings, Inc. (“Steel Ceilings”), based in Johnstown, Ohio. Steel Ceilings is a manufacturer of aluminum and stainless metal ceilings that include architectural, radiant and security solutions with one manufacturing facility. Steel Ceilings’ operations, and its assets and liabilities as of December 31, 2018, are included as a component of our Architectural Specialties segment.

In May 2018, we acquired the business and assets of Plasterform, Inc. (“Plasterform”), based in Mississauga, Ontario, Canada.  Plasterform is a manufacturer of architectural cast ceilings, walls, facades, columns and moldings with one manufacturing facility.  Plasterform’s operations, and its assets and liabilities as of December 31, 2018, are included as a component of our Architectural Specialties segment.

In November 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The consideration paid by Knauf in connection with the sale was $330 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million on August 1, 2018, and (ii) $80 million on September 15, 2018, if, prior to such date, (A) any competition condition has not been satisfied or (B) the closing has not yet occurred. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. We received both the $250 million payment and the $80 million payment from Knauf in the third quarter of 2018.  Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the business and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts Payable and Accrued Expenses. The total consideration payable by AWI to WAVE will be determined following closing in connection with the calculation of the adjustments contemplated by the Purchase Agreement.

The transaction was notified for merger control clearance in the European Union (“EU”), Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia, and was cleared unconditionally in Montenegro (February 2018), Serbia (February 2018), Russia (March 2018), Macedonia (July 2018) and Bosnia and Herzegovina (August 2018).   On December 7, 2018, the European Commission granted conditional clearance of the transaction, subject to certain commitments intended to address concerns regarding the overlap between the activities of AWI and Knauf, including the divestment by Knauf to a third party of certain mineral fiber and grid businesses and operations in Austria, Estonia, Germany, Ireland, Italy, Latvia, Lithuania, Portugal, Spain, Turkey and the UK.  This includes our sales operations in each of the relevant countries, as well as our production facilities, and those of WAVE, located in Team Valley, UK.  The terms of the sale of the divestment business by Knauf and the identity of the purchaser are subject to the approval of the European Commission.

We continue to work closely with Knauf towards closing and expect the transaction to close by the end of the first half of 2019.  The EMEA and Pacific Rim historical financial results have been reflected in AWI’s Consolidated Financial Statements as discontinued operations for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s operations from the date of acquisition, and its assets and liabilities as of December 31, 2018, are included as a component of our Architectural Specialties segment.

In April 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”).  AFI’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.

See Note 5 to the Consolidated Financial Statements for additional information related to our acquisition and discontinued operations.

We are focused on driving sustainable shareholder value by consistently delivering profitable sales and earnings growth, while maintaining a balanced approach to capital allocation.  Through our expanding architectural specialties offerings, bolstered by our acquisitions of Tectum, Plasterform and Steel Ceilings, our innovative core ceilings portfolio, including our Total Acoustics solutions and Sustain family of products, and digitally-enabled systems and tools, we are expanding our capabilities to sell into more spaces and sell more into every space.

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

Commercial.  Our revenue opportunities come from new construction as well as renovation of existing buildings.  Renovation work is estimated to represent the majority of the commercial market opportunity.  Most of our revenue comes from the following sectors of commercial building – office, education, transportation, healthcare and retail.  We monitor U.S. construction starts and follow project activity.  Our revenue from new construction can lag behind construction starts by as much as 18 to 24 months.  We also monitor office vacancy rates, the Architecture Billings Index, state and local government spending, gross domestic product (“GDP”) and general employment levels, which can indicate movement in renovation and new construction opportunities.  We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.  Additionally, we believe that customer preferences for product type, style, color, performance attributes (such as acoustics and sustainability), availability, affordability and ease of installation also affect our revenue.

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

Customers

We use our reputation, capabilities, service, innovation and brand recognition to develop long-standing relationships with our customers.  We principally sell commercial products to building materials distributors, who re-sell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. We have important relationships with national home centers such as Lowe’s Companies, Inc. and The Home Depot, Inc., with wholesalers who re-sell our products to dealers who service builders, contractors and consumers, and also with architects and designers who specify products.

Approximately 75% of our consolidated net sales are to distributors.  Sales to large home centers account for slightly less than 10% of our consolidated sales.  Our remaining sales are primarily to direct customers and retailers.

Net sales to three commercial distributors totaling $459.3 million, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our consolidated net sales in 2018.

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

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business.  The principal raw materials include: wood pulp, fiberglass, perlite, starch, waste paper, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Finally, we use aluminum and steel in the production of metal ceilings by us and by WAVE, our joint venture that manufactures ceiling grid.

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

Sourced Products

Some of the products that we sell are sourced from third parties.  Our primary sourced products include specialty ceiling products.  We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from the Pacific Rim and Europe.  Sales of sourced products represented approximately 13% of our total consolidated revenue in 2018.

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

Certain of our trademarks, including without limitation,  , Armstrong®, Calla®, Cirrus®, Cortega®, DESIGNFlex™, Dune™, Humiguard®, Infusions®, Lyra®, MetalWorks™,  Optima®, Perla™, Soundscapes®, Sustain®, Tectum®, Total Acoustics®,  Ultima®, and WoodWorks®, are important to our business because of their significant brand name recognition.  Registrations are generally for fixed, but renewable, terms.

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

We review the carrying value of trademarks at least annually for potential impairment.  See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information.

Employees

As of December 31, 2018, we had approximately 4,000 full time and part time employees. As on December 31, 2017, we had approximately 3,900 full-time and part-time employees. Excluding our EMEA and Pacific Rim businesses, we had approximately 2,200 employees as of December 31, 2018 and December 31, 2017.

As of December 31, 2018, approximately 81% of our approximately 1,000 production employees in the U.S. were represented by labor unions.  Collective bargaining agreements covering approximately 65 employees at one U.S. plant will expire during 2019.  Outside the U.S., most of our production employees are covered by either industry-sponsored and/or state-sponsored collective bargaining mechanisms.  We believe that our relations with our employees are satisfactory.

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

Legal and Regulatory Proceedings

Regulatory activities of particular importance to our operations include proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state Superfund and similar type environmental laws governing existing or potential environmental contamination at three domestically owned locations allegedly resulting from past industrial activity. We are one of several potentially responsible parties in these matters and have agreed to jointly fund required investigation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) filed litigation against us in the United States District Court for the District of Delaware alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and are vigorously defending the matter. During the first quarter of 2018, the Court denied, in part, and granted, in part, our motion to dismiss, dismissing two of the claims brought by Roxul USA, Inc. We recently filed a motion seeking summary judgment on all of Rockfon’s remaining claims and have moved to exclude the testimony of Rockfon’s expert witness.  Rockfon moved for partial summary judgment in its favor on a single claim of alleged liability only (not damages).  We subsequently opposed that motion on numerous grounds.  The date for determination of motions is not currently scheduled.  A trial date is reserved, if necessary, for early in the second quarter of 2019.  We continue to incur defense costs for the matter.

We are involved in various other lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters. From time to time, for example, we may be a party to various litigation matters that involve product liability, tort liability and other claims under various allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants.  Such allegations may involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe that any current claims are without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  When applicable and appropriate, we will pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands.  While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Liabilities of $12.4 million and $13.5 million as of December 31, 2018 and December 31, 2017, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  See Note 27 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

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

We are subject to the tax laws of the many jurisdictions in which we operate.  The tax laws are complex, and the manner in which they apply to our operations and results is sometimes open to interpretation.  Because our income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions, our income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted or experienced in the past.  Our financial condition, liquidity, results of operations or tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation and rates, the results of examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

Our financial condition, liquidity, results of operations or tax liability could also be adversely affected by changes in the valuation of deferred tax assets and liabilities. We have substantial deferred tax assets related to U.S. domestic foreign tax credits (“FTCs”), and state net operating losses (“NOLs”), which are available to reduce our U.S. income tax liability and to offset future state taxable income.  However, our ability to utilize the current carrying value of these deferred tax assets may be impacted as a result of certain future events, such as changes in tax legislation and insufficient future taxable income prior to expiration of the FTCs and NOLs.

The proposed disposition of our EMEA and Pacific Rim businesses is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or Knauf or, if not obtained, could prevent the completion of the proposed disposition.

Before the proposed disposition of our EMEA and Pacific Rim businesses to Knauf may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and clearances or approvals must be obtained from various regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities have considered the effect of the disposition on competition within their relevant jurisdiction.

On December 7, 2018, the European Commission granted conditional clearance, subject to certain commitments, of our proposed disposition of our EMEA and Pacific Rim businesses.  The commitments are intended to address concerns regarding the overlap between the activities of AWI and Knauf and include the divestment by Knauf to a third party of certain mineral fiber and grid businesses and operations of the Company in Austria, Estonia, Germany, Ireland, Italy, Latvia, Lithuania, Portugal, Spain, Turkey and the UK.  This includes our sales operations in each of the relevant countries, as well as our production facilities, and those of WAVE, located in Team Valley, UK.  The terms of the sale of the divestment business by Knauf and the identity of the purchaser are subject to the approval of the European Commission.

There can be no assurance that regulators will not impose additional conditions, terms, obligations or restrictions to the consummation of the disposition and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the disposition or resulting in additional material costs to us. In addition, we cannot provide assurance that any such additional conditions, terms, obligations or restrictions will not result in the delay or abandonment of the disposition. Additionally, the completion of the disposition is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would prohibit the completion of the disposition.

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

Adverse results caused by regulatory actions, product claims, environmental claims and other litigation could be costly.  Insurance coverage may not be available or adequate in all circumstances.

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

We are currently a party to litigation filed against us in the United States District Court for the District of Delaware by Roxul USA, Inc. (d/b/a Rockfon) alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and are vigorously defending the matter.

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

A disruption in our information technology systems could interrupt or damage our operations.

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

We also compete through our use of information technology. We strive to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems. While we have processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers’ expectations regarding the capabilities and reliability of our systems may materially and adversely affect our operating results.

We are subject to risks associated with our international operations in both established and emerging markets. Legislative, political, regulatory and economic volatility, as well as vulnerability to infrastructure and labor disruptions, could have an adverse effect on our financial condition, liquidity or results of operations.

On November 20, 2017, we announced that we had entered into a definitive agreement with Knauf to sell our EMEA and Pacific Rim businesses. The transaction is subject to regulatory approvals, including the terms of the conditional clearance granted by the European Commission, and other customary conditions, and is currently expected to close by the end of the first half of 2019.

A significant portion of our products move in international trade. See Notes 3 and 5 to the Consolidated Financial Statements for further information.  Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks.  Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, high costs in repatriating profits to the United States from some countries, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.  In addition, our international growth strategy depends, in part, on our ability to expand our operations in certain emerging markets.  However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets.  Similarly, our efforts to enhance the profitability or accelerate the growth of our operations in certain markets depends largely on the economic and geopolitical conditions in those local or regional markets.

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

Our U.S. pension plans were overfunded by $0.7 million as of December 31, 2018.  Our unfunded U.S. postretirement plan liabilities were $65.4 million as of December 31, 2018.  If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

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

As of December 31, 2018, we had 18 manufacturing plants in eight countries, including nine plants located throughout the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During the second quarter of 2018, as part of our acquisition of Plasterform, we acquired one additional plant located in Canada. During the third quarter of 2018, as part of our acquisition of Steel Ceilings, we acquired one additional plant located in Ohio. We have one idle mineral fiber plant in China, reported as a component of our Unallocated Corporate segment as it is not included in the pending sale to Knauf.  Upon closure of the sale of our EMEA and Pacific Rim businesses to Knauf, we will have 12 plants, including nine plants in the U.S, two plants in Canada and the idle plant in China which management decided to close in the third quarter of 2017.

WAVE operates nine additional plants in five countries to produce suspension system (grid) products, which we use and sell in our ceiling systems. Upon closure of the sale of its corresponding EMEA and Pacific Rim businesses to Knauf, WAVE will operate five plants in the U.S.

Two of our plants are leased and the remaining ten are owned.

Operating Segment	Number of Plants	Location of Principal Facilities

Mineral Fiber	6	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania and West Virginia)
Architectural Specialties	5	U.S. (Ohio), Canada (Quebec and Ontario)
Unallocated Corporate	1	China

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

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.”  As of February 19, 2019, there were approximately 240 holders of record of AWI’s common stock.

Dividends are payable when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments,” which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment.   For further discussion of the debt agreements, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Risk Factors in Item 1A in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31, 2018	389,934	$76.96	389,825	$350,549,712
November 1 – 30, 2018	466,054	$65.19	465,440	320,207,747
December 1 – 31, 2018	312,294	$64.76	311,890	300,008,013
Total	1,168,282		1,167,155

[1]

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under long-term incentive plans.  For more information regarding securities authorized for issuance under our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Form 10-K.

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $150.0 million of its outstanding shares of common stock through July 31, 2018 (as amended the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program.  The Program was also extended to October 31, 2020.  On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million.

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

On August 2, 2018, we entered into an accelerated share repurchase agreement with Deutsche Bank AG under the Program. The ASR included a pre-payment of $150.0 million to Deutsche Bank, at which time we received 1,766,004 shares. The ASR terminated on October 8, 2018, with approximately 389,825 shares returned on that day to complete the ASR.

During 2018, including the ASR, we repurchased 4.7 million shares under the Program for a total cost of $306.5 million, or an average price of $64.74 per share.  Since inception of the Program, we have repurchased 7.7 million shares under the Program for a total cost of $430.6 million, or an average price of $56.01 per share.

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

	2018	2017	2016	2015	2014
(amounts in millions, except for per-share data)
Income statement data
Net sales	$975.3	$893.6	$837.3	$805.1	$798.3
Operating income	249.4	243.8	195.9	166.6	200.9
Earnings from continuing operations	189.6	220.6	99.3	57.9	104.6
Per common share - basic (a)	$3.68	$4.12	$1.79	$1.04	$1.89
Per common share - diluted (a)	$3.63	$4.08	$1.78	$1.03	$1.88
Cash dividends per share of common stock	$0.175	$-	$-	$-	$-

Balance sheet data (end of period)
Total assets	$1,873.5	$1,873.5	$1,758.0	$2,687.2	$2,599.6
Long-term debt	764.8	817.7	848.6	936.1	986.3
Total shareholders' equity	261.2	419.3	266.4	768.8	649.1

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The consideration paid by Knauf in connection with the sale is $330 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million on August 1, 2018, and (ii) $80 million on September 15, 2018, if, prior to such date, (A) any competition condition has not been satisfied or (B) the closing has not yet occurred. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. We received both the $250 million payment and the $80 million payment from Knauf in the third quarter of 2018.  Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the business and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts Payable and Accrued Expenses.  The total consideration payable by AWI to WAVE will be determined following closing in connection with the calculation of the adjustments contemplated by the Purchase Agreement.

The transaction was notified for merger control clearance in the European Union (“EU”), Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia, and was cleared unconditionally in Montenegro (February 2018), Serbia (February 2018), Russia (March 2018), Macedonia (July 2018) and Bosnia and Herzegovina (August 2018).   On December 7, 2018, the European Commission granted conditional clearance of the transaction, subject to certain commitments intended to address concerns regarding the overlap between the activities of AWI and Knauf, including the divestment by Knauf to a third party of certain mineral fiber and grid businesses and operations in Austria, Estonia, Germany, Ireland, Italy, Latvia, Lithuania, Portugal, Spain, Turkey and the UK.  This includes our sales operations in each of the relevant countries, as well as our production facilities, and those of WAVE, located in Team Valley, UK.  The terms of the sale of the divestment business by Knauf and the identity of the purchaser are subject to the approval of the European Commission.

We continue to work closely with Knauf towards closing and expect the transaction to close by the end of the first half of 2019. The EMEA and Pacific Rim historical financial results have been reflected in AWI’s Consolidated Financial Statements as discontinued operations for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations

operations from the date of acquisition, and its assets and liabilities as of December 31, 2018, have been included as a component of our Architectural Specialties segment.

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”).  AFI’s historical financial results have been reflected in AWI’s Consolidated Financial Statements as a discontinued operation for all periods presented.

See Note 5 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

As of December 31, 2018, we had 18 manufacturing plants in eight countries, including nine plants located throughout the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During the second quarter of 2018, as part of our acquisition of Plasterform, we acquired one plant located in Canada. During the third quarter of 2018, as part of our acquisition of Steel Ceilings, we acquired one plant located in Ohio. We have one idle mineral fiber plant in China, reported as a component of our Unallocated Corporate segment as it is not included in the pending sale to Knauf.  Upon closure of the sale of our EMEA and Pacific Rim businesses to Knauf, we will have 12 plants, including nine plants in the U.S, two plants in Canada and the idle plant in China.

WAVE operates nine additional plants in five countries to produce suspension system (grid) products, which we use and sell in our ceiling systems. Upon closure of the sale of its corresponding EMEA and Pacific Rim businesses, WAVE will operate five plants in the U.S.

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

Factors Affecting Revenues

For information on our segments’ 2018 net sales by geography, see Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in building material markets in the Americas.  We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we noted several factors and trends within our markets that directly affected our business performance during 2018.

In our Mineral Fiber segment, we experienced increased volume activity due to growth in the distributor customer group. In our Architectural Specialties segment, we experienced strong growth primarily due to increased market penetration and due to the impact of recent acquisitions.

Average Unit Value.  We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions.  Additionally, we offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.   In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and geographic mix impacting our revenues.  We estimate that favorable AUV increased our total consolidated net sales for 2018 by approximately $43 million compared to 2017.  Architectural Specialties revenues are generally earned based on individual contracts that include a mix of products, manufactured by us and sourced, that vary by project.  As such, we do not track AUV performance for this segment, but rather attribute all changes in sales to volume.

In the first, second and third quarters of 2018, we implemented price increases on Mineral Fiber ceiling tile and certain grid and Architectural Specialties products. In the fourth quarter of 2018, we announced a price increase on Mineral Fiber grid products to be effective in the first quarter of 2019. We may implement additional pricing actions based on numerous factors, most notably upon future movements in raw material prices and sourced product costs.

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  In 2018, the costs for raw materials, sourced products and energy negatively impacted operating income by approximately $7.0 million, compared to 2017.

Employees

As of December 31, 2018 we had approximately 4,000 full time and part time employees. As of December 31, 2017, we had approximately 3,900 full-time and part-time employees. Excluding our EMEA and Pacific Rim businesses, we had approximately 2,200 employees as of December 31, 2018 and December 31, 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining discount rates.  As of December 31, 2018 and 2017, we assumed discount rates of 4.30% and 3.63%, respectively, for the U.S. defined benefit pension plans.  As of December 31, 2018 and 2017, we assumed a discount rates of 4.32% and 3.60%, respectively, for the U.S. postretirement plan.  The effects of the change in discount rate will be amortized into earnings as described below.  Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would not have a material impact on 2019 operating income.

We manage two U.S. defined benefit pension plans, our RIP, which is a qualified funded plan, and a nonqualified unfunded plan.  For the RIP, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets.  This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets.  An incremental component is added for the expected return from active management based on historical information obtained from the plan’s investment consultants.  These forecasted gross returns are reduced by estimated management fees and expenses.  Over the 10 year period ended December 31, 2018, the historical annualized return was approximately 7.9% compared to an average expected return of 6.8%. The actual loss on plan assets incurred for 2018 was 4.4% net of fees. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2018 U.S. pension cost was 6.50%.  We have assumed a return on plan assets for 2019 of 5.75%.  The 2019 expected return on assets was calculated in a manner consistent with 2018.  A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2019 operating income by approximately $3.5 million.

Contributions to the unfunded plan were $3.9 million in 2018 and were made on a monthly basis to fund benefit payments.  We estimate the 2019 contributions will be approximately $4.3 million.  See Note 16 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a 5-10 year view of the expected inflation in our postretirement health care costs.  We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions		Actual
	Post 65	Pre 65	Post 65	Pre 65
2017	8.5%	7.3%	6.8%	11.3%
2018	9.2%	8.0%	9.0%	2.5%
2019	8.7%	7.6%

The difference between the actual and expected health care costs is amortized into earnings as described below.  As of December 31, 2018, health care cost increases are estimated to decrease ratably until 2026, after which they are estimated to be constant at 4.5%.  A one percentage point increase or decrease in the assumed health care cost trend rate would not have a material impact on 2019 operating income.  See Note 16 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses.  When certain thresholds are met, the gains and losses are amortized into future earnings over the remaining life expectancy of participants.  Changes in assumptions could have significant effects on earnings in future years.

We recognized an increase in net actuarial losses related to our U.S. pension benefit plans of $57.1 million in 2018 primarily due to a worse than expected return on assets, partially offset by changes in actuarial assumptions (most significantly a 67 basis point increase in the discount rate).  The $57.1 million actuarial loss impacting our U.S. pension plans is reflected as a component of other comprehensive income in our Consolidated Statement of Earnings and Comprehensive Income along with actuarial gains and losses from our foreign pension plan and our U.S. postretirement benefit plan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income, statutory income tax rates in the jurisdictions in which we operate, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes.  Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense.  These temporary differences create deferred income tax assets and liabilities.  Deferred income tax assets are also recorded for net operating losses (“NOL”) and foreign tax credit (“FTC”) carryforwards.

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

As of December 31, 2018, we have recorded valuation allowances totaling $79.6 million for various federal, state, and foreign deferred tax assets.  While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly.  Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 14 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2018 includes net deferred income tax assets of $101.9 million.  Included in this amount are deferred federal income tax assets for FTC carryforwards of $19.1 million, and state NOL deferred income tax assets of $58.7 million. We have established valuation allowances in the amount of $79.6 million consisting of $19.1 million for federal deferred tax assets related to FTC carryovers, $13.2 million for the outside basis difference between book and tax basis of our EMEA and Pacific Rim businesses, and $47.3 million for state deferred tax assets, primarily operating loss carryovers. The state deferred income tax asset and related state valuation allowance were each grossed up by $26.5 million in 2018, with no overall net change to the net deferred state income tax asset, to reflect gross Pennsylvania net operating loss deferred tax asset and valuation allowance amounts, pursuant to a change in that state’s net operating loss regulations. Inherent in determining our effective tax rate, are judgments regarding business plans and expectations about future operations.  These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $537.5 million for state income tax purposes during the respective realization periods (ranging from 2019 to 2036) in order to fully realize the net deferred income tax assets. As previously disclosed in prior SEC filings, our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation and insufficient future taxable income prior to expiration of certain deferred tax assets.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impairments of Long-Lived Tangible, Intangible Assets and Goodwill – Our indefinite-lived intangibles are primarily trademarks and brand names, which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows.  Accordingly, they have been assigned an indefinite life.  We conduct our annual impairment test for non-amortizable intangible assets during the fourth quarter, although we conduct interim impairment tests if events or circumstances indicate the asset might be impaired.   We conduct impairment tests for tangible assets and amortizable intangible assets when indicators of impairment exist, such as operating losses and/or negative cash flows.  In connection with the performance of an impairment test for indefinite-lived intangible assets and goodwill, we compare the carrying amount of the asset group (when testing indefinite-lived intangible assets) and reporting units (when testing goodwill) to the estimated undiscounted future cash flows expected to be generated by the assets.  If the undiscounted cash flows of the asset group/reporting unit are less than the carrying value, an estimate of an asset group’s/reporting unit’s fair value is based on discounted future cash flows expected to be generated by the asset group/reporting unit, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants or estimated salvage value if no sale is assumed.  If the fair value is less than the carrying value of the asset group/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group/reporting unit.

The principal assumption utilized in our impairment tests for definite-lived intangible assets and goodwill is operating profit adjusted for depreciation and amortization.  The principal assumptions utilized in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate.  The principal assumptions utilized in our impairment tests for goodwill include after-tax cash flows growth rates and discount rate.  Revenue growth rates, after-tax cash flows growth rates and operating profit assumptions are primarily derived from those utilized in our operating plan and strategic planning processes.  The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve.  The royalty rate assumption represents the estimated contribution of the intangible assets to the overall profits of the asset group.

In 2018, indefinite-lived intangibles were tested for impairment based on our identified asset groups.

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

There were no material impairment charges recorded in 2018, 2017 or 2016 related to intangible assets.

We did not test tangible assets within our continuing operations for impairment in 2018, 2017 or 2016 as no indicators of impairment existed.

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

2018 COMPARED TO 2017

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2018	2017	Favorable
Total consolidated net sales	$975.3	$893.6	9.1%
Operating income	$249.4	$243.8	2.3%

Consolidated net sales increased due to favorable AUV of $43 million and higher volumes of $39 million.

Cost of goods sold was 65.8% of net sales in 2018, compared to 64.7% in 2017.  The increase in cost of goods sold as a percentage of sales in comparison to 2017 was impacted by an increase in input costs and $14 million of higher accelerated depreciation and closure costs in 2018 related to management’s decision to permanently close the St. Helens, Oregon plant, partially offset by savings from the closure of the plant realized in the second half of 2018.  Also impacting the increase in cost of goods sold as a percent of net sales was $10 million of environmental insurance settlements, net of charges, recorded in 2017 partially offset by $6 million of accelerated depreciation of machinery and equipment recorded in 2017 based on management’s decision to permanently close a previously idled plant in China.

SG&A expenses in 2018 were $159.0 million, or 16.3% of net sales, compared to $138.6 million, or 15.5% of net sales, in 2017.  The increase in SG&A expenses was primarily due to higher selling expenses due to an increase in net sales, an increase in legal fees and higher stock-based compensation expense.  Also contributing to the increase in SG&A expenses was a $3 million reduction in environmental insurance settlements, net of expenses, in 2018 as compared to 2017.

Equity earnings from our WAVE joint venture were $74.9 million in 2018, compared to $67.0 million in 2017.  The increase in WAVE earnings was primarily driven by an increase in net sales as a result of positive AUV, partially offset by higher input costs, particularly steel and freight.  See Note 10 to the Consolidated Financial Statements for further information.

Interest expense was $39.2 million in 2018, compared to $35.4 million in 2017. The increase in interest expense in 2018 was due to increased floating interest rates. Also contributing in the increase of interest expense over 2017 was the expiration of a $250 interest rate swap on March 31, 2018.

Other non-operating income was $32.5 million in 2018 and $13.7 million in 2017.  The increase in other non-operating income was primarily related to higher pension and postretirement net periodic benefit credits, excluding service costs.  In accordance with our adoption of Accounting Standards Update (“ASU”) 2017-07, all non-service cost components of net periodic pension and postretirement benefit costs were recorded as a component of non-operating income in both 2018 and 2017.  Also contributing to the increase in other non-operating income, net was a $20 million partial settlement loss recorded in 2017 for our RIP. See Note 16 to the Consolidated Financial Statements for further information.

Income tax expense was $53.1 million and $1.5 million in 2018 and 2017, respectively.  The effective tax rate for 2018 was 21.9% as compared to a rate of 0.7% for 2017.  On December 22, 2017, the U.S. federal government enacted the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”), resulting in significant changes from previous tax law.  Effective January 1, 2018, the 2017 Tax Act reduces the federal corporate income tax rate from 35% to 21%.  We applied the guidance in Staff Accounting Bulletin (“SAB”) 118 when

Management’s Discussion and Analysis of Financial Condition and Results of Operations

accounting for the enactment-date effects of the 2017 Tax Act in 2017 and throughout 2018.  As a result, in the fourth quarter of 2017 we recorded a net $82.5 million income tax benefit. At December 31, 2018 we have now completed our accounting for the enactment-date income tax effects of the 2017 Tax Act. We increased our December 31, 2017 estimated tax benefit of $82.5 million to $83.7 million in 2018, primarily related to the mandatory repatriation of earnings feature of federal tax reform. Excluding the December 31, 2017 enactment-date impact of the 2017 Tax Act, income tax expense for 2018 decreased in comparison to 2017 due primarily to the reduced 21% federal income tax rate that took effect January 1, 2018.  The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. We have elected to account for GILTI as a current period expense when incurred, with the December 31, 2018 GILTI income tax expense being immaterial. Other than the items noted above, the remaining provisions of the 2017 Tax Act did not have a material effect on our financial condition, liquidity or results of operations.

Total other comprehensive income (loss) (“OCI”) was a $59.4 million loss for 2018 compared to $57.9 million of income for 2017.  The change was primarily due to foreign currency translation adjustments and pension and post retirement adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Foreign currency translation adjustments in 2018 were driven primarily by changes in the exchange rates of the Russian ruble and the British pound. Foreign currency translation adjustments in 2017 were driven primarily by changes in the exchange rates of the British pound, the Chinese renminbi, the Russian ruble and the Canadian dollar. Pension and postretirement adjustments represent actuarial gains and losses related to our defined benefit pension and postretirement plans and amortization of net losses on the U.S. pension plans.  These losses in OCI in 2018 primarily related to our U.S. pension plans. Derivative gain/loss represents the mark to market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. See Note 24 to the Consolidated Financial Statements for further information.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

			Change is
	2018	2017	Favorable / (Unfavorable)
Net sales	$801.6	$756.4	6.0%
Operating income	$223.8	$233.5	(4.2)%

Net sales increased due to favorable AUV of $42 million and higher volumes of $3 million. The favorable AUV was due to improved price and positive mix from the sale of higher end ceiling tile products.

Operating income decreased due to higher manufacturing and input costs of $26 million and higher SG&A expenses of $19 million, partially offset by the favorable margin impact of higher AUV of $27 million and higher equity earnings from WAVE of $8 million.

The increase in manufacturing costs was impacted by increases in input costs and $10 million environmental insurance settlements, net of charges, recorded in 2017.  Also impacting the increase in manufacturing costs was a $14 million increase in depreciation and closure costs attributable to our St. Helens manufacturing plant, partially offset by savings from the closure of the plant.  The increase in SG&A expenses was primarily due to a $6 million increase in legal fees, a $6 million increase in selling expenses, a $3 million increase in stock-based compensation expense and a $3 million reduction in environmental insurance settlements, net of charges.

Architectural Specialties

(dollar amounts in millions)

			Change is
	2018	2017	Favorable
Net sales	$173.7	$137.2	26.6%
Operating income	$34.3	$27.7	23.8%

Net sales increased due to higher volumes from increased market penetration and new construction activity as well as the 2018 acquisitions of Plasterform and Steel Ceilings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased due to the positive impact of higher volumes, partially offset by an increase in manufacturing costs, due to investments in design capabilities and investments related to recent years’ acquisitions, and higher SG&A expenses due primarily to increased selling expenses as a result of increased net sales.

Unallocated Corporate

Unallocated Corporate expense of $9 million decreased from $17 million in the prior year primarily due to $6 million of accelerated depreciation charges for machinery and equipment recorded in 2017 due to management’s decision to permanently close a plant in China that will be retained by AWI after the sale of our Pacific Rim businesses and a $3 decrease in service costs associated with our RIP.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations.

Operating activities for 2018 provided $203.2 million of cash, compared to $170.4 million of cash provided in 2017.  The increase was primarily due to a decrease in accounts receivable primarily related to proceeds received in 2018 for environmental insurance recoveries.

Net cash provided by investing activities was $309.6 million for 2018, compared to a $54.2 million use of cash for 2017.  The increase was primarily due to $330 million of proceeds received from Knauf related to the anticipated sale of our EMEA and Pacific Rim businesses, net of $70 million of payments to WAVE.  Also contributing to the increase in investing cash flows was an increase of dividends from our WAVE joint venture.

Net cash used by financing activities was $329.3 million in 2018, compared to $102.7 million in 2017.  The decrease was primarily due to the higher repurchases of outstanding common stock, payments of dividends and an increase in credit facility payments, partially offset by proceeds from exercised employee stock awards.

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

As of December 31, 2018, total borrowings outstanding under our senior credit facility were $547.5 million under Term Loan A and $243.1 million under Term Loan B.  There were no borrowings outstanding under the revolving credit facility.

Under our senior credit facility, we are subject to year-end leverage tests that may trigger mandatory prepayments.  If our ratio of consolidated funded indebtedness minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be based on a computation of 50% of Consolidated Excess Cash Flow, as defined by the credit agreement.  These annual payments would be made in the first quarter of the following year.  No payment was made in 2018 or will be required in 2019.

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0.  As of December 31, 2018, we were in compliance with all covenants of the senior credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Term Loan A and Term Loan B were both fully drawn and are currently priced on a variable interest rate basis.  The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	USD-LIBOR
April 1, 2016	$100.0	April 2016 to March 2023	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

Under the terms of our April 2016 swap, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.

Under the terms of our November 2016 swap, we receive 3-month LIBOR and pay a fixed rate over the hedged period, in addition to a basis rate swap to convert the floating rate risk under our November 2016 Swap from 3-month LIBOR to 1-month LIBOR.  As a result, we receive 1-month LIBOR and pay a fixed rate over the hedged period.

We entered into two new swap positions effective November 28, 2018.  Under the $200.0 million notional 2018 swap we pay a fixed rate over the hedged amount and receive 1-month LIBOR.  This includes a 0% floor.  Under the $100.0 million notional 2021 swap, we will pay a fixed rate monthly and receive 1-month LIBOR.  This is inclusive of a 0% floor.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

As of December 31, 2018, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased. This bond is backed by letters of credit which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase the bond.

As of December 31, 2018, we had $325.7 million of cash and cash equivalents, $259.9 million in the U.S and $65.8 million in various foreign jurisdictions.  Upon completion of the sale of our EMEA and Pacific Rim businesses, it is our intention to repatriate a significant majority of the cash held in various foreign jurisdictions; however our Purchase Agreement with Knauf allows AWI to transfer any cash balances held in our EMEA businesses to Knauf up to $10.0 million.  See Note 1 to the Consolidated Financial Statements for additional information.

As of December 31, 2018, we had a $40.0 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2019. Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of December 31, 2018, we had no borrowings under this facility. In February 2019, the facility was amended to resize the purchase limit from $40.0 million to $36.2 million and to extend the maturity to March 2020.

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

	As of December 31, 2018
Financing Arrangement	Limit	Used	Available
Accounts receivable securitization facility	$30.2	$36.2	$(6.0)
Bi-lateral facility	25.0	13.4	11.6
Revolving credit facility	150.0	-	150.0
Total	$205.2	$49.6	$155.6

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2018 and 2017, $6.0 million and $6.6 million, respectively, of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Consolidated Balance Sheets.  This restriction will lapse upon replacement of collateral with accounts receivables and/or upon a change in the letter of credit limit as a result of higher securitized accounts receivable balances.

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

2017 COMPARED TO 2016

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

			Change is
	2017	2016	Favorable
Total consolidated net sales	$893.6	$837.3	6.7%
Operating income	$243.8	$195.9	24.5%

Consolidated net sales increased due to favorable AUV of $29 million and higher volumes of $27 million.

Cost of goods sold was 64.7% of net sales in 2017, compared to 63.3% in 2016 due to higher manufacturing and input costs.  The increase in cost of goods sold as a percentage of sales in comparison to 2016 was impacted by $10 million of accelerated depreciation charges due to management’s decision to permanently close a plant in China that will be retained by AWI after the sale of our Pacific Rim business and management’s decision to close our St. Helens, Oregon plant.  Cost of goods sold for 2017 were also impacted by an increase in manufacturing and input costs and $3 million of severance and other charges associated with the announced closure of our St. Helens, Oregon plant.  Partially offsetting these increases was a $10 million reduction of cost of goods sold related to environmental insurance settlements recorded in 2017.

SG&A expenses in 2017 were $138.6 million, or 15.5% of net sales, compared to $184.2 million, or 21.9% of net sales, in 2016.  The decrease in SG&A expenses was impacted by a $6 million reduction in expenses resulting from an increase in certain selling, promotional and administrative processing service reimbursements from WAVE and a $5 million reduction related to environmental insurance settlements, net of charges.  These decreases in SG&A expenses were partially offset by higher SG&A expenses as a result of the Tectum acquisition and $2 million of severance related to cost control measures in the U.S.

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

Other non-operating income was $13.7 million in 2017 and $4.2 million in 2016.  The changes in other non-operating income were primarily due to higher pension and postretirement net periodic benefit credits, excluding service costs.  In accordance with our adoption of Accounting Standards Update (“ASU”) 2017-07, all non-service cost components of net periodic pension and postretirement benefit costs were recorded as a component of non-operating income in both 2017 and 2016. Also contributing to the change were the foreign exchange rate gains on the translation of unhedged cross-currency intercompany loans in 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $1.5 million and $51.3 million in 2017 and 2016, respectively.  The effective tax rate for 2017 was 0.7% as compared to a rate of 34.1% for 2016. As a result of the 2017 Tax Act, we recorded a net $82.5 million income tax benefit in the fourth quarter of 2017.  Excluding the impact of the 2017 Tax Act, income tax expense for 2017 increased in comparison to 2016 due to an increase in pre-tax income, a decrease in reversals of reserves for uncertain tax positions from the expiration of the federal statute of limitations and an increase to the valuation allowance on foreign tax credits due to the anticipated sale of our EMEA and Pacific Rim businesses.

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

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2017	2016	Change is Favorable
Net sales	$756.4	$736.6	2.7%
Operating income	$233.5	$226.5	3.1%

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

Unallocated Corporate

Unallocated Corporate expense of $17 million decreased from $50 million in the prior year, primarily due to $35 million of charges incurred in connection with our separation of AFI in 2016.

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

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements.  The following table includes amounts ongoing under contractual obligations existing as of December 31, 2018.  Only known payments that are dependent solely on the passage of time are included.  Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount.  Contracts that contain variable payment structures without minimum payments are excluded.  Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding.  Amounts are presented below based upon the currently scheduled payment terms.  Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(dollar amounts in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1)	$55.0	$62.5	$437.5	$2.5	$233.1	$35.0	$825.6
Scheduled interest payments (2)	37.7	35.4	20.1	15.2	4.0	11.0	123.4
Operating lease obligations, net of sublease income (3)	5.3	4.7	4.2	3.7	2.2	4.7	24.8
Unconditional purchase obligations (4)	29.3	12.5	9.5	2.0	1.6	0.5	55.4
Pension contributions (5)	4.3	-	-	-	-	-	4.3
Other obligations (6), (7)	0.6	-	-	-	-	-	0.6
Total contractual obligations	$132.2	$115.1	$471.3	$23.4	$240.9	$51.2	$1,034.1

(1)	Excludes $5.8 million of unamortized debt financing costs as of December 31, 2018.
(2)	For debt with variable interest rates and interest rate swaps, we projected future interest payments based on market-based interest rate swap curves.
(3)	Lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
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

(5)

Pension contributions include estimated contributions for our defined benefit pension plans.  We are not presenting estimated payments in the table above beyond 2019 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

(6)	Other obligations include payments under severance agreements.
(7)

Other obligations excludes $42.6 million of unrecognized tax benefit liabilities under ASC 740 “Income Taxes.”  Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 14 to the Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This table excludes obligations related to postretirement benefits (retiree health care and life insurance) since we voluntarily provide these benefits.  The amount of benefit payments we made in 2018 was $11.2 million.  See Note 16 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement.  Had these agreements terminated at December 31, 2018, we would have been obligated to purchase approximately $0.8 million of inventory.  Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts.  Accordingly, no liability has been recorded for these guarantees.

Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and our securitization facility. Our securitization facility is with the Bank of Nova Scotia and matures in March 2020. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table summarizes the commitments we have available for use as of December 31, 2018.

Other Commercial Commitments (dollar amounts in millions)	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of credit	$49.6	$49.6	$-	$-	$-

In connection with our disposition of certain assets through a variety of unrelated transactions, we have entered into contracts that included various indemnity provisions, some of which are customary for such transactions, while others hold the acquirer of the assets harmless with respect to liabilities relating to such matters as taxes, environmental and other litigation.  Some of these provisions include exposure limits, but many do not.  Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contractual provisions.  As of December 31, 2018, we had no liabilities recorded for which an indemnity claim had been received.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our primary exposure to market risk is from changes in interest rates that could impact our results of operations, cash flows and financial condition.  We use forward swap contracts to hedge these exposures.  The Company utilizes derivative financial instruments as risk management tools and not for speculative trading purposes.  In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to potential nonperformance on such instruments.  We regularly monitor developments in the capital markets.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to replace LIBOR rates with the Secured Overnight Financing Rate ("SOFR") effective in 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the SOFR rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.  ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR at the present time and will monitor the new SOFR rates in relation to our debt and interest rate hedging instruments.

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

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A, Term Loan B, revolving credit facility and other borrowings.  A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2018 levels would increase 2019 interest expense by approximately $0.9 million.  As of December 31, 2018, $243.1 million of our debt under Term Loan B has a 0.75% LIBOR floor, which would not be affected by a one-quarter percentage point move in LIBOR given the current interest rate environment. We also have $500.0 million of active interest rate swaps outstanding, which fix the interest rates for a portion of our debt. These active interest rate swaps are included in this calculation.

As of December 31, 2018, we had interest rate swaps outstanding on Term Loan A and on Term Loan B, with notional amounts of $400.0 million and $100.0 million, respectively.  We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility.  Under the terms of the Term Loan A swaps we receive 1-month LIBOR and pay a fixed rate over the hedged period.  Under the terms of our Term Loan B, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.  The following table summarizes our interest rate swaps as of December 31, 2018 (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	USD-LIBOR
April 1, 2016	$100.0	April 2016 to March 2023	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The net asset measured at fair value was $3.5 million at December 31, 2018.

The table below provides information about our long-term debt obligations as of December 31, 2018, including payment requirements and related weighted-average interest rates by scheduled maturity dates.  Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2019	2020	2021	2022	2023	After 2024	Total
Variable rate principal payments	$55.0	$62.5	$437.5	$2.5	$233.1	$35.0	$825.6
Average interest rate	4.58%	4.54%	4.44%	4.00%	5.40%	1.91%	4.62%

Variable rate principle payments reflected in the preceding table exclude $5.8 million of unamortized debt financing costs as of December 31, 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2018 and 2017 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Schedule II for the Years Ended December 31, 2018, 2017 and 2016.

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

	First	Second	Third	Fourth
2018
Net sales	$227.3	$248.6	$260.5	$238.9
Gross profit	70.8	82.7	97.9	82.1

Earnings from continuing operations	41.2	47.6	64.2	36.6
Per share of common stock:
Basic	$0.78	$0.91	$1.26	$0.74
Diluted	$0.76	$0.90	$1.23	$0.73

Price range of common stock - high	$64.60	$65.00	$73.45	$71.50
Price range of common stock - low	$55.65	$54.45	$62.15	$54.34

Cash dividend per common share	$-	$-	$-	$0.175

2017
Net sales	$219.8	$225.6	$233.9	$214.3
Gross profit	78.3	85.2	90.8	61.1

Earnings from continuing operations	35.5	43.7	37.3	104.1
Per share of common stock:
Basic	$0.65	$0.82	$0.70	$1.96
Diluted	$0.65	$0.81	$0.69	$1.92

Price range of common stock - high	$48.00	$47.95	$51.98	$61.50
Price range of common stock - low	$38.45	$41.20	$43.77	$49.25

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

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

Fourth Quarter 2018 Compared With Fourth Quarter 2017 – Continuing Operations

Consolidated net sales of $238.9 million in the fourth quarter of 2018 increased 11.4% due to higher volumes of $16 million and favorable AUV of $9 million.

Mineral Fiber net sales increased 7.8% due to favorable AUV of $9 million and higher volumes of $5 million.   Architectural Specialties net sales increased 29.1% due to higher volumes as a result of increased market penetration and new construction activity, as well as the 2018 acquisitions of Plasterform and Steel Ceilings.

For the fourth quarter of 2018, cost of goods sold was 65.6% of net sales, compared to 71.5% in 2017.  The decrease in cost of goods sold as a percentage of sales in comparison to 2017 was impacted by a $6 million reduction in accelerated depreciation and closure costs related to management’s decision to permanently close the St. Helens, Oregon plant in the fourth quarter of 2017, combined with savings from the closure of the plant realized in the fourth quarter of 2018.  Also contributing to the decrease in cost of goods sold was $2 million of accelerated depreciation of machinery and equipment recorded in 2017 based on management’s decision to permanently close a previously idled plant in China.  Partially offsetting these decreases in cost of goods sold was $2 million of environmental insurance settlements, net of charges, recorded in 2017.

SG&A expenses for the fourth quarter of 2018 were $45.3 million, or 19.0% of net sales compared to $32.8 million, or 15.3% of net sales, for the fourth quarter of 2017.  The increase in SG&A expenses was primarily due an $8 million reduction in environmental insurance settlements, net of expenses, in the fourth quarter of 2018 as compared to fourth quarter of 2017.  Also contributing to the increase in SG&A expenses was higher stock-based compensation expense, higher selling expenses, primarily due to an increase in net sales, and an increase in legal fees.

Equity earnings in the fourth quarter of 2018 were $15.7 million compared to $15.1 million for the fourth quarter of 2017.  The increase in WAVE earnings was primarily driven by an increase in net sales as a result of positive AUV, partially offset by higher input costs, particularly steel.  See Note 10 to the Consolidated Financial Statements for further information.

Operating income was $52.5 million in the fourth quarter of 2018 compared to $43.4 million in the fourth quarter of 2017.

Interest expense in the fourth quarter of 2018 increased to $10.3 million compared to $8.9 million in the fourth quarter of 2017 due to an increase in floating interest rates.

Fourth quarter income tax expense was $10.8 million on pre-tax earnings from continuing operations of $47.4 million in 2018 compared to income tax benefit of $60.7 million on a pre-tax earnings from continuing operations of $43.4 million in 2017.  The effective tax rate for 2018 was significantly higher than 2017 primarily due to the income tax benefits derived in 2017 from the 2017 Tax Act. As a result, we recorded a net $82.5 million income tax benefit in the fourth quarter of 2017.  Excluding the impact of the 2017 Tax Act on 2017 results, income tax expense for the fourth quarter of 2018 decreased in comparison to 2017 due to the decrease in the federal tax rate on current activity in 2018.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2018, as stated in their report included herein.

/s/ Victor D. Grizzle

Victor D. Grizzle
Director, President and Chief Executive Officer

/s/ Brian L. MacNeal

Brian L. MacNeal
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara

Stephen F. McNamara
Vice President and Corporate Controller

February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong World Industries, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule of valuation and qualifying reserves (collectively, the “consolidated financial statements”), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule of valuation and qualifying reserves (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Topic 606, Revenue from Contracts with Customers, and the related FASB Accounting Standard Updates using the modified retrospective transition method.

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

February 25, 2019

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$975.3	$893.6	$837.3
Cost of goods sold	641.8	578.2	530.3
Gross profit	333.5	315.4	307.0
Selling, general and administrative expenses	159.0	138.6	184.2
Equity earnings from joint venture	(74.9)	(67.0)	(73.1)
Operating income	249.4	243.8	195.9
Interest expense	39.2	35.4	49.5
Other non-operating (income) expense, net	(32.5)	(13.7)	(4.2)
Earnings from continuing operations before income taxes	242.7	222.1	150.6
Income tax expense	53.1	1.5	51.3
Earnings from continuing operations	189.6	220.6	99.3
Net gain (loss) from discontinued operations, net of tax expense (benefit) of $8.2, $3.6 and ($0.8)	9.6	4.2	(9.9)
(Loss) gain on disposal of discontinued business, net of tax (benefit) of ($6.0), ($4.1) and ($15.2)	(13.3)	(70.0)	15.3
Net (loss) gain from discontinued operations	(3.7)	(65.8)	5.4
Net earnings	$185.9	$154.8	$104.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27.6)	24.5	(33.2)
Derivative gain (loss)	1.1	(0.3)	7.5
Pension and postretirement adjustments	(32.9)	33.7	49.3
Total other comprehensive (loss) income	(59.4)	57.9	23.6
Total comprehensive income	$126.5	$212.7	$128.3
Earnings per share of common stock, continuing operations:
Basic	$3.68	$4.12	$1.79
Diluted	$3.63	$4.08	$1.78
(Loss) earnings per share of common stock, discontinued operations:
Basic	$(0.07)	$(1.23)	$0.09
Diluted	$(0.07)	$(1.22)	$0.09
Net earnings per share of common stock:
Basic	$3.61	$2.89	$1.88
Diluted	$3.56	$2.86	$1.87
Average number of common shares outstanding:
Basic	51.3	53.3	55.4
Diluted	52.1	53.9	55.7

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$325.7	$159.6
Accounts and notes receivable, net	79.9	90.8
Inventories, net	61.2	53.8
Current assets of discontinued operations	279.5	306.1
Income tax receivable	1.7	30.7
Other current assets	4.8	7.9
Total current assets	752.8	648.9
Property, plant, and equipment, less accumulated depreciation
and amortization of $412.9 and $361.4, respectively	501.0	499.9
Prepaid pension costs	52.8	88.3
Investment in joint venture	40.8	107.3
Goodwill and intangible assets, net	442.0	441.1
Deferred income taxes	14.8	19.6
Income tax receivable	0.8	4.1
Other noncurrent assets	68.5	64.3
Total assets	$1,873.5	$1,873.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$55.0	$32.5
Accounts payable and accrued expenses	383.3	108.4
Liabilities of discontinued operations	110.3	128.5
Income tax payable	0.9	0.5
Total current liabilities	549.5	269.9
Long-term debt, less current installments	764.8	817.7
Postretirement benefit liabilities	58.8	79.2
Pension benefit liabilities	50.3	57.2
Other long-term liabilities	38.0	35.5
Income tax payable	26.5	53.0
Deferred income taxes	124.4	141.7
Total noncurrent liabilities	1,062.8	1,184.3
Shareholders' equity:
Common stock, $0.01 par value per share, authorized 200 million shares; issued 61,553,724 shares, outstanding 48,808,239 shares in 2018 and 60,782,736 shares issued, 52,772,139 outstanding shares in 2017	0.6	0.6
Capital in excess of par value	547.4	516.8
Retained earnings	865.0	633.4
Treasury stock, at cost, 12,745,485 shares as of December 31, 2018 and 8,010,597 shares as of December 31, 2017	(692.2)	(385.6)
Accumulated other comprehensive (loss)	(459.6)	(345.9)
Total shareholders' equity	261.2	419.3
Total liabilities and shareholders' equity	$1,873.5	$1,873.5

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Equity

(amounts in millions, except share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
December 31, 2015	55,359,064	$0.6	$1,151.8	$365.2	5,057,382	$(261.4)	$(487.4)	$768.8
Stock issuances, net	180,694
Share-based employee compensation			9.2					9.2
Net earnings				104.7				104.7
Other comprehensive income							23.6	23.6
Separation of Armstrong Flooring, Inc.			(656.1)				60.0	(596.1)
Acquisition of treasury stock	(1,111,525)				1,111,525	(43.8)		(43.8)
December 31, 2016	54,428,233	$0.6	$504.9	$469.9	6,168,907	$(305.2)	$(403.8)	$266.4

Cumulative effect impact of ASU 2016-09 adoption				8.7				8.7
Stock issuance, net	185,596							-
Share-based employee compensation			11.4					11.4
Net earnings				154.8				154.8
Other comprehensive income							57.9	57.9
Separation of Armstrong Flooring, Inc.			0.5					0.5
Acquisition of treasury stock	(1,841,690)				1,841,690	(80.4)		(80.4)
December 31, 2017	52,772,139	$0.6	$516.8	$633.4	8,010,597	$(385.6)	$(345.9)	$419.3

Cumulative effect impact of ASU 2018-02 adoption				54.3			(54.3)	-
Stock issuance, net	770,988							-
Share-based employee compensation			30.6					30.6
Cash dividends - $0.175 per common share				(8.6)				(8.6)
Net earnings				185.9				185.9
Other comprehensive (loss)							(59.4)	(59.4)
Acquisition of treasury stock	(4,734,888)				4,734,888	(306.6)		(306.6)
December 31, 2018	48,808,239	$0.6	$547.4	$865.0	12,745,485	$(692.2)	$(459.6)	$261.2

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$185.9	$154.8	$104.7
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	79.4	89.2	89.2
Loss (gain) on disposal of discontinued operations	19.3	74.1	(0.1)
Deferred income taxes	(3.8)	(12.3)	51.0
Share-based compensation	14.0	10.2	12.4
Equity earnings from joint venture	(74.9)	(67.0)	(73.1)
Separation costs	-	-	34.5
Loss on interest rate swap	-	-	10.7
U.S. pension (credit) expense	(26.3)	(4.5)	15.0
Non-cash foreign currency translation on intercompany loans	0.8	(2.6)	(3.6)
Other, non-cash adjustments, net	2.1	2.2	0.8
Changes in operating assets and liabilities:
Receivables	13.2	(37.1)	(23.9)
Inventories	(8.9)	3.6	(7.0)
Other current assets	9.4	2.2	7.1
Other noncurrent assets	(5.5)	(1.6)	(9.9)
Accounts payable and accrued expenses	5.4	(20.0)	(82.1)
Income taxes payable	7.5	(18.8)	(49.3)
Other long-term liabilities	(14.4)	(1.2)	(22.0)
Other, net	-	(0.8)	(5.1)
Net cash provided by operating activities	203.2	170.4	49.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(71.9)	(89.7)	(104.2)
Return of investment from joint venture	141.7	69.1	86.9
Cash paid for acquisitions	(22.2)	(31.2)	-
Proceeds from (payment of) company-owned life insurance, net	2.0	(2.4)	-
Payments of proceeds from Knauf to investment in joint venture	(70.0)	-	-
Cash consideration received from Knauf	330.0	-
Other investing activities	-	-	0.3
Net cash provided by (used for) investing activities	309.6	(54.2)	(17.0)
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	-	103.0	90.0
Payments of revolving credit facility and other short-term debt	-	(103.0)	(90.0)
Proceeds from long-term debt	-	-	363.5
Payments of long-term debt	(32.5)	(25.0)	(434.1)
Financing costs	-	(0.6)	(8.1)
Dividend paid	(8.6)	-	-
Proceeds from exercised stock options	18.4	3.3	0.7
Cash transferred to Armstrong Flooring, Inc.	-	-	(9.1)
Proceeds from company-owned life insurance loans, net	-	-	2.0
Payment for treasury stock acquired	(306.6)	(80.4)	(43.8)
Net cash (used for) financing activities	(329.3)	(102.7)	(128.9)
Effect of exchange rate changes on cash and cash equivalents	(7.4)	4.2	(6.3)
Net increase (decrease) in cash and cash equivalents	176.1	17.7	(102.9)
Cash and cash equivalents at beginning of year	159.6	141.9	244.8
Cash and cash equivalents at end of year	335.7	159.6	141.9
Cash and cash equivalents at end of year from discontinued operations	10.0	-	-
Cash and cash equivalents at end of year from continued operations	$325.7	$159.6	$141.9
Supplemental Cash Flow Disclosures:
Interest paid	$29.9	$30.7	$33.4
Income taxes paid, net	$51.6	$32.1	$33.7
Amounts in accounts payable for capital expenditures	$1.9	$2.6	$4.4
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

On August 16, 2018, we acquired the business and assets of Steel Ceilings, Inc. (“Steel Ceilings”), based in Johnstown, Ohio. Steel Ceilings is a manufacturer of aluminum and stainless metal ceilings that include architectural, radiant and security solutions with one manufacturing facility. Steel Ceilings’ operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.  See Note 5 for further information.

On May 31, 2018, we acquired the business and assets of Plasterform, Inc. (“Plasterform”), based in Mississauga, Ontario, Canada.  Plasterform is a manufacturer of architectural cast ceilings, walls, facades, columns and moldings with one manufacturing facility.  Plasterform’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.  See Note 5 for further information.

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our business in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The consideration paid by Knauf in connection with the sale is $330 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

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

The transaction was notified for merger control clearance in the European Union (“EU”), Bosnia and Herzegovina, Macedonia, Montenegro, Russia and Serbia, and was cleared unconditionally in Montenegro (February 2018), Serbia (February 2018), Russia (March 2018), Macedonia (July 2018) and Bosnia and Herzegovina (August 2018).   On December 7, 2018, the European Commission granted conditional clearance of the transaction, subject to certain commitments intended to address concerns regarding the overlap between the activities of AWI and Knauf, including the divestment by Knauf to a third party of certain mineral fiber and grid businesses and operations in Austria, Estonia, Germany, Ireland, Italy, Latvia, Lithuania, Portugal, Spain, Turkey and the UK.  This includes our sales operations in each of the relevant countries, as well as our production facilities, and those of WAVE, located in Team Valley, UK.  The terms of the sale of the divestment business by Knauf and the identity of the purchaser are subject to the approval of the European Commission.

We continue to work closely with Knauf towards closing and expect the transaction to close by the end of the first half of 2019. The EMEA and Pacific Rim historical financial results have been reflected in AWI’s Consolidated Financial Statements as discontinued operations for all periods presented.

In January 2017, we acquired the business and assets of Tectum, Inc. (“Tectum”), based in Newark, Ohio.  Tectum is a manufacturer of acoustical ceiling, wall and structural solutions for commercial building applications with two manufacturing facilities.  Tectum’s operations and its assets and liabilities have been included as a component of our Architectural Specialties segment.  See Note 5 for additional information.

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

Reclassifications.  Certain amounts in the prior year’s Consolidated Financial Statements and related notes have been recast to conform to the 2018 presentation.

Revenue Recognition. We recognize revenue upon transfer of control of our products to the customer, which typically occurs upon shipment. Our main performance obligation to our customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. Direct sales to building materials distributors, home centers, direct customers, and retailers represent the majority of our sales. Our standard sales terms are Free On Board (“FOB”) shipping point.  We have some sales terms that are FOB destination.  At the point of shipment, the customer is required to pay under normal sales terms. Our normal payment terms in most cases are 45 days or less and our sales arrangements do not have any material financing components. In addition, our customer arrangements do not produce contract assets or liabilities that are material to our consolidated financial statements. Within our Architectural Specialties segment, the majority of revenues are project driven, which includes a minority of revenues derived from the sale of customer specified customized products that have no alternative use to us. The manufacturing cycle for these custom products is short.

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

See Note 4 to the Consolidated Financial Statements for additional information related to our Revenues.

Shipping and Handling Costs. We account for product shipping and handling costs as fulfillment activities and present the associated costs in costs of goods sold in the period in which we sell our product.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, short-term investments that have maturities of three months or less when purchased and restricted cash.  Our government money market fund is carried at fair value and is recorded as a component of cash and cash equivalents.

Concentration of Credit. We principally sell products to customers in building products industries in various geographic regions. Revenues from three commercial distributors, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our revenues in 2018.  Gross sales to these three customers totaled $459.3 million, $426.1 million and $372.9 million in 2018, 2017 and 2016, respectively.  We monitor the creditworthiness of our customers and generally do not require collateral.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Property Plant and Equipment. Property plant and equipment is recorded at cost reduced by accumulated depreciation.  Depreciation expense is recognized on a straight-line basis over the assets’ estimated useful lives.  Machinery and equipment includes manufacturing equipment (depreciated over 3 to 15 years), computer equipment (depreciated over 3 to 5 years) and office furniture and equipment (depreciated over 5 to 7 years).  Within manufacturing equipment, assets that are subject to accelerated obsolescence or wear out quickly, such as dryer components, are depreciated over shorter periods (3 to 7 years).  Heavy production equipment, such as conveyors and production presses, are depreciated over longer periods (13 to 15 years).  Buildings are depreciated over 15 to 30 years, depending on factors such as type of construction and use.  Computer software is depreciated over 3 to 7 years.

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

Intangible Assets. Our definite-lived intangible assets are primarily customer relationships (amortized over 7 to 20 years) and developed technology (amortized over 15 years).  We review significant definite-lived intangible assets for impairment when indicators of impairment exist.  We review our businesses for indicators of impairment such as operating losses and/or negative cash flows.  If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group.  The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants.  If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.

Our indefinite-lived intangibles are primarily trademarks and brand names with Armstrong representing our primary trademark, which are integral to our corporate identity and expected to contribute indefinitely to our cash flows.  Accordingly, they have been assigned an indefinite life.  We perform annual impairment tests during the fourth quarter on these indefinite-lived intangibles.  These assets undergo more frequent tests if an indication of possible impairment exists.

The principal assumption used in our impairment tests for definite-lived intangible assets is future operating profit adjusted for depreciation and amortization.  The principal assumptions used in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate.  Revenue growth rate and future operating profit assumptions are derived from those utilized in our operating plan and strategic planning processes.  The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve.  The royalty rate assumption represents the estimated contribution of the intangible asset to the overall profits of the reporting unit.  Methodologies used for valuing our intangible assets did not change from prior periods.

See Note 11 to the Consolidated Financial Statements for disclosure on intangible assets.

Foreign Currency Transactions.  Assets and liabilities of our subsidiaries operating outside the United States which are accounted in a functional currency other than U.S. dollars are translated using the period end exchange rate.  Revenues and expenses are translated at exchange rates effective during each month.  Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income (loss) within shareholders' equity.  Gains or losses on foreign currency transactions are recognized through earnings.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Financial Instruments and Derivatives.  From time to time, we use derivatives and other financial instruments to offset the effect of  interest rate variability.  See Notes 17 and 18 to the Consolidated Financial Statements for further discussion.

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

Subsequent Events.  On January 22, 2019, we entered into an agreement to acquire the business and assets of Architectural Components Group, Inc. (“ACGI”). ACGI is a manufacturer of custom wood ceilings and walls located in Marshfield, Missouri with annual revenue of approximately $35.0 million. The transaction is expected to close in the first half of 2019.

On February 20, 2019, we declared a dividend of $0.175 per common share outstanding. The dividend will be paid on March 20, 2019, to shareholders of record as of the close of business on March 5, 2019.

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

Effective January 1, 2018, we adopted these standards using the modified retrospective transition method and have applied all practical expedients related to completed contracts upon adoption.  Substantially all of our revenues from contracts with customers are recognized from the sale of products with standard shipping terms, sales discounts and warranties.  This adoption did not have a material impact to our financial condition, results of operations or cash flows as the amount and timing of substantially all of our revenues will continue to be recognized at a point in time.  As required by the revenue recognition Accounting Standards Codification (“ASC”) updates, we have expanded our disclosure of revenues from contracts with customers. See Note 4 for additional information.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires companies to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  Effective January 1, 2018, we have adopted this guidance for all periods presented. Upon adoption of this standard we reclassified all non-service cost components of net benefit costs for our defined benefit pension and health and welfare plans.  For the year 2017, this reclassification resulted in an increase of $8.4 million in cost of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

goods sold and an increase of $3.0 million in SG&A expenses, offset by an increase of $11.4 million in other non-operating income, net on the Consolidated Statement of Earnings and Comprehensive Income. For the year 2016, this reclassification resulted in a decrease of $1.3 million in cost of goods sold and a decrease of $5.7 million in SG&A expenses, offset by an increase of $7.0 million in other non-operating income, net on the Consolidated Statement of Earnings and Comprehensive Income. See Note 16 for details related to our components of net benefit costs.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which, in addition to numerous other provisions, lowered the Corporate statutory tax rate from 35% to 21%.  Under U.S. GAAP, all deferred tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date.  This standard allows entities to record a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings for the purpose of appropriately including the tax effect of items within AOCI at the newly enacted 21% U.S. federal tax rate.  This new guidance is effective for annual periods beginning after December 15, 2018.  Effective January 1, 2018, we early adopted the guidance and recorded a $54.3 million reduction to AOCI with a corresponding increase to retained earnings.

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

In January 2018, FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, FASB issued ASU 2018-10, “Codification improvements to Topic 842, Leases,” which affect narrow aspects of the guidance issued in the amendments in Update 2016-02. In July 2018, FASB also issued ASU 2018-11, “Targeted Improvements,” which allows companies to adopt ASC Topic 842 without revising comparative period reporting or disclosures and provides an optional practical expedient for lessors to not separate lease and non-lease components of a contract when certain criteria are met.

Collectively, the guidance and all related ASU updates are effective for annual reporting periods beginning after December 15, 2018. The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and selected the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We elected to adopt all of the new standard’s available transition practical expedients.

A new system tool has been implemented to assist in the collection and analysis of data related to our lease portfolio. We have also evaluated our accounting policies, processes and internal controls that are impacted by the new guidance.

This standard will have a material effect on our Consolidated Balance Sheet but not on the Consolidated Statement of Earnings and Comprehensive Income or Consolidated Statement of Cash Flows. While we continue to assess all the effects of adoption, we currently believe the most significant changes to the Consolidated Balance Sheet relates to the recognition of new Right Of Use (“ROU”) assets and lease liabilities. The adoption will significantly affect our disclosures about non-cash investing and financing activities and the lease related disclosures.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Effective January 1, 2019, we currently expect to recognize ROU asset and lease liabilities in the range of $25.0 million to $30.0 million, based on the present value of the future minimum rental payments under current leasing standards for existing operating leases.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities,” which amends the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the guidance simplifies the application of current hedge accounting guidance.  This guidance is effective for annual periods beginning after December 15, 2018. A modified retrospective transition approach is required in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. We have adopted the guidance effective January 1, 2019. We believe that the adoption will not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the aspects of accounting for non–employee share-based payment transactions resulting from expanding the scope of  ASC Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The guidance is effective for annual periods beginning after December 15, 2018. A modified retrospective transition approach is required where a Company will use the fair value measurement of unsettled liability classified non-employee awards and equity-classified non-employee awards where a measurement date has not been established. We have adopted the guidance effective January 1, 2019. We believe that the adoption will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. This guidance is effective for fiscal years ending after December 15, 2020.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which amends ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019.  We are currently evaluating the impact the adoption of this standard will have on our results of operations.

NOTE 3. NATURE OF OPERATIONS

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings. Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc., which manufactures suspension system (grid) products and ceiling component products that are invoiced by both us and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some markets, WAVE sells its suspension systems products to us for resale to customers.  Our segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
For the year ended 2018
Net sales to external customers	$801.6	$173.7	$-	$975.3
Equity (earnings) from joint venture	(74.9)	-	-	(74.9)
Segment operating income (loss)	223.8	34.3	(8.7)	249.4
Segment assets	1,096.1	84.7	413.2	1,594.0
Depreciation and amortization (1)	75.3	3.5	0.6	79.4
Investment in joint venture	40.8	-	-	40.8
Purchases of property, plant and equipment (1)	60.5	4.1	-	64.6

	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
For the year ended 2017
Net sales to external customers	$756.4	$137.2	$-	$893.6
Equity (earnings) from joint venture	(67.0)	-	-	(67.0)
Segment operating income (loss)	233.5	27.7	(17.4)	243.8
Segment assets	1,193.5	53.2	320.7	1,567.4
Depreciation and amortization (1)	59.2	1.8	6.0	67.0
Investment in joint venture	107.3	-	-	107.3
Purchases of property, plant and equipment (1)	76.1	1.6	-	77.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
For the year ended 2016
Net sales to external customers	$736.6	$100.7	$-	$837.3
Equity (earnings) from joint venture	(73.1)	-	-	(73.1)
Segment operating income (loss)	226.5	19.2	(49.8)	195.9
Segment assets	1,145.1	17.3	249.3	1,411.7
Depreciation and amortization (1)	53.6	0.8	0.4	54.8
Investment in joint venture	106.2	-	-	106.2
Purchases of property, plant and equipment (1)	66.1	0.2	-	66.3

(1)	Totals will differ from the totals on our Consolidated Statement of Cash Flows by the amounts that have been classified as discontinued operations. See Note 5 for additional details.

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

	2018	2017	2016
Segment operating income	$249.4	$243.8	$195.9
Interest expense	39.2	35.4	49.5
Other non-operating (income) expense, net	(32.5)	(13.7)	(4.2)
Earnings from continuing operations before income taxes	$242.7	$222.1	$150.6

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based on the location of our selling entities.

	2018	2017	2016
Geographic Areas
Net trade sales
Mineral Fiber:
United States	$739.2	$699.8	$680.8
Canada	62.4	56.6	55.8
Total Mineral Fiber	801.6	756.4	736.6

Architectural Specialties:
United States	157.5	129.5	95.1
Canada	16.2	7.7	5.6
Total Architectural Specialties	173.7	137.2	100.7
Total net trade sales	$975.3	$893.6	$837.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2018	2017
Property, plant and equipment, net at December 31,
Mineral Fiber:
United States	$487.5	$488.7
Total Mineral Fiber	487.5	488.7

Architectural Specialties:
United States	$5.9	$3.0
Canada	4.5	4.5
Total Architectural Specialties	10.4	7.5

Unallocated Corporate (1)	3.1	3.7
Total property, plant and equipment, net	$501.0	$499.9

(1)	Includes property, plant and equipment located in China that were formerly reported in our Pacific Rim segment and will not be included in the sale to Knauf.

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.

In connection with the closing of our St. Helens, Oregon Mineral Fiber manufacturing facility we recorded $14.1 million in 2018 in cost of goods sold related to accelerated depreciation of property, plant and equipment. In 2017, we recorded $4.0 million in cost of goods sold related to accelerated depreciation of property, plant and equipment within our Mineral Fiber segment.

In September 2017, we made the decision to permanently close a previously idled plant in China. As a result, during 2017 we recorded $5.6 million in costs of goods sold for accelerated depreciation of machinery and equipment.

NOTE 4. REVENUE

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the years ended December 31, 2018, 2017 and 2016:

Mineral Fiber	2018	2017	2016
Distributors	$601.4	$563.3	$549.0
Home centers	84.0	82.2	78.7
Direct customers	60.3	62.1	61.9
Retailers and other	55.9	48.8	47.0
Total	$801.6	$756.4	$736.6

Architectural Specialties	2018	2017	2016
Distributors	$129.8	$111.5	$73.4
Direct customers	36.7	22.3	23.9
Retailers and other	7.2	3.4	3.4
Total	$173.7	$137.2	$100.7

NOTE 5.  ACQUISITIONS AND DISCONTINUED OPERATIONS

ACQUISITION OF STEEL CEILINGS

On August 16, 2018, we acquired the business and assets of Steel Ceilings. The $12.3 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining amount recorded as goodwill. In October 2018, we sold certain assets related to an acquired product line to WAVE for $2.0 million. The total fair value of tangible assets acquired, less liabilities assumed, was $4.4 million. The total fair value of identifiable intangible assets acquired was mostly comprised of amortizable customer relationships of $1.4 million and tradenames of $1.3 million, resulting in $3.2 million of goodwill. All of the acquired goodwill is deductible for tax purposes.

ACQUISTION OF PLASTERFORM

On May 31, 2018, we acquired the business and assets of Plasterform. The $11.9 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $2.2 million. The total fair value of identifiable intangible assets acquired, comprised of amortizable customer relationships, was $4.8 million, resulting in $4.9 million of goodwill. All of the acquired goodwill is deductible for tax purposes.

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

Each quarter we compare the anticipated sales proceeds from Knauf to the carrying value of EMEA and Pacific Rim net assets. We record an estimated loss if the carrying value exceeds the anticipated sales proceeds. Net gains can only be recorded to the extent of previous estimated losses. In 2017 we recorded an estimated loss of $74.0 million, which included $51.4 million of AOCI adjustments. In 2018, we recorded an estimated loss of $19.3 million, which included $25.5 million of unfavorable AOCI adjustments. These AOCI adjustments related to accumulated foreign currency translation amounts that will be subsequently reclassified to earnings from discontinued operations upon sale of our EMEA and Pacific Rim businesses.

See Note 1 for further discussion of the divestiture status.

FLOORING BUSINESSES

Separation and Distribution of AFI

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”) by allocating the assets and liabilities related primarily to our Resilient and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock. Separation costs for 2016 were $34.5 million.  Separation costs primarily related to outside professional services and employee compensation and retention and severance accruals which were recorded within the Unallocated Corporate segment in conjunction with this initiative.

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

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2018:
Net sales	$446.1	$-	$446.1
Cost of goods sold	341.4	-	341.4
Gross profit	104.7	-	104.7
Selling, general and administrative expenses	85.8		85.8
Operating income	18.9	-	18.9
Interest expense	1.4	-	1.4
Other non-operating (income), net	(0.3)	-	(0.3)
Earnings from discontinued operations before income tax	17.8	-	17.8
Income tax expense	8.2		8.2
Gain from discontinued operations	$9.6	$-	$9.6

(Loss) on expected disposal of discontinued businesses before income tax (1)	$(19.3)	$-	$(19.3)
Income tax (benefit)	-	(6.0)	(6.0)
Net (loss) gain on disposal of discontinued businesses	$(19.3)	$6.0	$(13.3)

Net (loss) gain from discontinued operations	$(9.7)	$6.0	$(3.7)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2017:
Net sales	$436.2	$-	$436.2
Cost of goods sold	350.8	-	350.8
Gross profit	85.4	-	85.4
Selling, general and administrative expenses	78.3	-	78.3
Operating income	7.1	-	7.1
Interest expense	1.2	-	1.2
Other non-operating (income), net	(1.9)	-	(1.9)
Earnings from discontinued operations before income tax	7.8	-	7.8
Income tax expense	3.6	-	3.6
Gain from discontinued operations	$4.2	$-	$4.2

(Loss) on expected disposal of discontinued businesses before income tax (1)	$(74.0)	$(0.1)	$(74.1)
Income tax (benefit)	-	(4.1)	(4.1)
Net (loss) gain on disposal of discontinued businesses	$(74.0)	$4.0	$(70.0)

Net (loss) gain from discontinued operations	$(69.8)	$4.0	$(65.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

(1)

Loss on disposal of EMEA and Pacific Rim businesses for the years ended December 31, 2018 and 2017 represents the estimated write-down of EMEA and Pacific Rim assets based on our expected sales proceeds to be received upon closure of the transaction.

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2016:
Net sales	$397.2	$284.4	$681.6
Cost of goods sold	331.5	237.5	569.0
Gross profit	65.7	46.9	112.6
Selling, general and administrative expenses	69.7	50.5	120.2
Operating (loss)	(4.0)	(3.6)	(7.6)
Interest expense	0.3	-	0.3
Other non-operating expense, net	1.9	0.9	2.8
(Loss) from discontinued operations before income tax	(6.2)	(4.5)	(10.7)
Income tax (benefit) expense	(0.9)	0.1	(0.8)
(Loss) from discontinued operations	$(5.3)	$(4.6)	$(9.9)

Gain on disposal of discontinued businesses before income tax	$-	$0.1	$0.1
Income tax (benefit)	-	(15.2)	(15.2)
Net gain on disposal of discontinued businesses	$-	$15.3	$15.3

Net (loss) gain from discontinued operations	$(5.3)	$10.7	$5.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2018 and 2017 related to our EMEA and Pacific Rim businesses.

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10.0	$-
Accounts and notes receivable, net	56.2	61.4
Inventories, net	59.8	59.2
Income tax receivable	1.8	3.1
Other current assets	8.2	12.9
Total current assets discontinued operations	136.0	136.6
Property, plant, and equipment, less accumulated depreciation and amortization (1) (2)	103.8	131.3
Prepaid pension costs (1)	28.9	26.1
Goodwill and intangible assets, net (1)	6.8	7.2
Deferred income taxes (1)	3.0	4.0
Other non-current assets (1)	1.0	0.9
Total non-current assets of discontinued operations (1)	143.5	169.5
Total assets of discontinued operations (1)	$279.5	$306.1
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$67.1	$78.6
Income tax payable	1.1	1.3
Total current liabilities	68.2	79.9
Pension benefit liabilities (3)	33.8	34.7
Other long-term liabilities (3)	1.8	1.8
Deferred income taxes (3)	6.5	12.1
Total non-current liabilities of discontinued operations (3)	42.1	48.6
Total liabilities of discontinued operations (3)	$110.3	$128.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

(1)	Presented as Current assets of discontinued operations on the Consolidated Balance Sheets as of December 31, 2018 and 2017.
(2)	Includes estimated losses of $19.3 million recorded in 2018 and $74.0 million recorded during the fourth quarter of 2017.

(3)  Presented as Current liabilities of discontinued operations on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

The following is a summary of total depreciation and amortization, estimated losses and capital expenditures presented as discontinued operations and included as components of operating and investing cash flows on our Consolidated Statements of Cash Flows:

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2018:
Depreciation and amortization	$-	$-	$-
Estimated loss on sale to Knauf (1)	19.3	-	19.3
Purchases of property, plant and equipment	(7.3)	-	(7.3)

2017:
Depreciation and amortization	$22.2	$-	$22.2
Estimated loss on sale to Knauf (1)	74.0	-	$74.0
Purchases of property, plant and equipment	(12.0)	-	(12.0)

2016:
Depreciation and amortization	$23.0	$11.4	$34.4
Purchases of property, plant and equipment	(25.8)	(12.1)	(37.9)

(1)

Loss on sale of EMEA and Pacific Rim businesses for the years ended December 31, 2018 and 2017 represents the estimated write-down of EMEA and Pacific Rim assets based on our expected sales proceeds to be received upon closure of the transaction.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2018	December 31, 2017
Customer receivables	$70.4	$62.8
Miscellaneous receivables	11.5	29.9
Less allowance for warranties, discounts, and losses	(2.0)	(1.9)
Accounts and notes receivable, net	$79.9	$90.8

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Miscellaneous receivables as of December 31, 2018 and December 31, 2017 included $6.5 million and $28.7 million of insurance recoveries, primarily related to environmental matters. Insurance recoveries outstanding as of December 31, 2017 were collected during the first quarter of 2018. Insurance recoveries outstanding as of December 31, 2018 are expected to be received in the first quarter of 2019.  See Note 27 for additional information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 7. INVENTORIES

	December 31, 2018	December 31, 2017
Finished goods	$38.8	$33.2
Goods in process	4.4	2.7
Raw materials and supplies	27.8	26.1
Less LIFO reserves	(9.8)	(8.2)
Total inventories, net	$61.2	$53.8

Approximately 76% and 84% of our total inventory in 2018 and 2017, respectively, were valued on a LIFO (last-in, first-out) basis.

The distinction between the use of different methods of inventory valuation is primarily based on geographical locations and/or legal entities.  The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2018	December 31, 2017
U.S. locations	$11.8	$6.5
Canada locations	2.9	2.2
Total	$14.7	$8.7

Our Canadian locations use the First in first out (“FIFO”) method of inventory valuation (or other methods which closely approximate the FIFO method) primarily because the Last in first out (“LIFO”) method is not permitted for local tax and/or statutory reporting purposes.  In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.  U.S. locations that use the FIFO method of inventory valuation primarily represent certain finished goods sourced from third party suppliers and recent acquisitions.

NOTE 8. OTHER CURRENT ASSETS

	December 31, 2018	December 31, 2017
Prepaid expenses	$4.1	$7.1
Other	0.7	0.8
Total other current assets	$4.8	$7.9

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2018	December 31, 2017
Land	$32.4	$32.5
Buildings	232.5	224.6
Machinery and equipment	575.4	537.1
Computer software	23.8	20.9
Construction in progress	49.8	46.2
Less accumulated depreciation and amortization	(412.9)	(361.4)
Net property, plant and equipment	$501.0	$499.9

See Note 2 to the Consolidated Financial Statements for discussion of policies related to property and depreciation and asset retirement obligations.

NOTE 10. EQUITY INVESTMENTS

Investment in joint venture as of December 31, 2018 reflected the equity interest in our 50% investment in our WAVE joint venture. The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

We use the equity in earnings method to determine the appropriate classification of distributions from WAVE within our cash flow statement.  During 2018, 2017 and 2016, WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings.  Accordingly, the distributions in these years were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows.  Distributions from WAVE in 2018, 2017 and 2016 were $141.7 million, $69.1 million, and $86.9 million, respectively.

In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale.  In those circumstances, we record the sales and associated costs within our consolidated financial statements. The total sales associated with these transactions were $32.8 million, $31.2 million and $29.8 million for the years ended 2018, 2017 and 2016, respectively.

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $155.5 million as of December 31, 2018 and $161.0 million as of December 31, 2017.  These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11 in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting.  The differences are composed of the following fair value adjustments to assets:

	December 31, 2018	December 31, 2017
Property, plant and equipment	$0.4	$0.4
Other intangibles	124.7	130.2
Goodwill	30.4	30.4
Total	$155.5	$161.0

Other intangibles include customer relationships, trademarks and developed technology.  Customer relationships are amortized over 20 years and developed technology is amortized over 15 years.  Trademarks have an indefinite life.

See Exhibit 99.1 for WAVE’s consolidated financial statements.  On November 17, 2017, in connection with the Purchase Agreement we entered into with Knauf, the corresponding European and Pacific Rim businesses of WAVE will also be subject to sale to Knauf.  Accordingly, WAVE’s European and Pacific Rim historical financial statement results have been reflected in WAVE’s consolidated financial statements as a discontinued operation for all periods presented.  Our equity earnings in joint venture reflected as a component of earnings from continuing operations included $1.5 million, $1.7 million and $2.8 million of equity earnings from WAVE’s European and Pacific Rim businesses in 2018, 2017 and 2016, respectively. Condensed financial data for WAVE is summarized below.

	December 31, 2018	December 31, 2017
Current assets	$112.9	$96.8
Current assets of discontinued operations	33.8	36.4
Noncurrent assets	34.9	32.6
Current liabilities	113.6	18.1
Current liabilities of discontinued operations	6.9	8.1
Other noncurrent liabilities	293.6	246.6

	2018	2017	2016
Net sales	$375.0	$344.5	$330.7
Gross profit	205.8	192.7	192.4
Net earnings	156.6	144.3	151.9

Management evaluated its investment in WAVE for impairment as a result of WAVE’s anticipated sale of its European and Pacific Rim businesses.  Based on that evaluation, management concluded that as of December 31, 2018, its investment in WAVE was not impaired.

See discussion in Note 26 to the Consolidated Financial Statements for additional information on this related party.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 11.  GOODWILL AND INTANGIBLE ASSETS

We conduct our annual impairment testing of goodwill and non-amortizing intangible assets during the fourth quarter.  The 2018, 2017 and 2016 reviews concluded that no impairment charges were necessary.  See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for intangible assets.

The following table details amounts related to our intangible assets as of December 31, 2018 and 2017:

		December 31, 2018		December 31, 2017
	Original Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	7-20 years	$181.4	$103.0	$176.3	$93.9
Developed technology	15 years	84.3	66.5	83.7	60.9
Trademarks and brand names	10 years	1.1	0.2
Other	Various	5.6	1.2	5.9	1.1
Total		$272.4	$170.9	$265.9	$155.9

Goodwill and non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.3		319.8
Goodwill	Indefinite	19.2		11.3
Total goodwill and intangible assets		$612.9		$597.0

	2018	2017	2016
Amortization expense	$15.1	$14.6	$13.9

The expected annual amortization expense for the years 2019 through 2023 are as follows:

2019	$15.6
2020	15.6
2021	14.2
2022	10.2
2023	10.2

NOTE 12. OTHER NON-CURRENT ASSETS

	December 31, 2018	December 31, 2017
Cash surrender value of company-owned life insurance policies	$54.3	$53.9
Fair value of derivative assets	9.6	8.7
Other	4.6	1.7
Total other non-current assets	$68.5	$64.3

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2018	December 31, 2017
Payables, trade and other	$82.2	$67.6
Employment costs	18.6	18.0
Current portion of pension and postretirement benefit liabilities	10.9	11.6
Advance receipt of Knauf proceeds	237.6	-
Payable to WAVE for advance receipt of Knauf proceeds	22.4	-
Other	11.6	11.2
Total accounts payable and accrued expenses	$383.3	$108.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 14. INCOME TAXES

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act, resulting in significant changes from existing U.S. tax laws that impact us, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35% to 21%, allowing immediate 100% deduction for the cost of qualified property, eliminating the domestic production activities deduction, and imposing a one-time transition tax in 2017 on the cumulative earnings and profits of certain foreign subsidiaries that were previously not repatriated and therefore not taxed for U.S. income tax purposes. Our federal income tax expense is based on the new 21% rate for periods beginning in 2018.

In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the 2017 Tax Act.  SAB 118 directs registrants to consider the impact of the Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law.  Registrants are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. In the fourth quarter of 2017 we recorded a net provisional $82.5 million income tax benefit, primarily related to the revaluation of deferred tax assets and liabilities at the reduced 21% tax rate. The 2017 adjustments to deferred tax assets and liabilities, the liability related to the one-time 2017 transition tax, changes in our valuation allowance, the realizability of foreign tax credits and the immediate deduction of 100% of the costs of qualifying property were provisional amounts estimated based on information available as of December 31, 2017.  These amounts were subject to change as we obtained information necessary to complete the calculations. Additional information that affected our provisional amounts included further clarification and guidance on how the Internal Revenue Service implemented tax reform, including guidance with respect to the one-time transition tax, further clarification and guidance on the impact of the 2017 Act from state taxing authorities and completion of our 2017 tax return filings.  We applied the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act in 2017 and throughout 2018.  At December 31, 2018 we have now completed our accounting for the enactment-date income tax effects of the 2017 Tax Act. We increased our December 31, 2017 estimated tax benefit of $82.5 million to $83.7 million in 2018, primarily related to the mandatory repatriation of earnings feature of federal tax reform.

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax basis are summarized below.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2016 through 2018, future reversals of existing taxable temporary differences, and projections of future profit before tax.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.  The need to establish valuation allowances for deferred tax assets is assessed quarterly.  In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations.  A history of cumulative losses is a significant piece of negative evidence used in our assessment.  If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

As of December 31, 2018 and 2017, we had $954.5 million and $664.6 million, respectively, of gross state net operating loss (“NOL”) carryforwards expiring between 2019 and 2036.  The gross state NOL carryforward and related gross state valuation allowance, prior to being tax effected, were each grossed up by $335.0 million in 2018, there was no change to the net deferred state income tax asset, to reflect a change in Pennsylvania’s net operating loss regulations. As of December 31, 2018, we also had foreign tax credits (“FTC”) carryforwards of $19.1 million that expire between 2019 and 2028. U.S. FTC carryforwards as of December 31, 2017 were $15.7 million.

As of December 31, 2018 and 2017, we had valuation allowances of $79.6 million and $47.4 million, respectively.  As of December 31, 2018, our valuation allowance consisted of $19.1 million for federal deferred tax assets related to FTC carryforwards, $13.2 million for the outside basis difference between book and tax of our EMEA and Pacific Rim businesses and $47.3 million for state

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

deferred tax assets, primarily operating loss carryforwards.  Our valuation allowance increased in comparison to December 31, 2017 for both the FTC valuation allowance and the outside basis difference due to the completion of the analysis of the 2017 Tax Act under SAB 118. The state operating loss carryforward also increased due to a state law change, but this was fully offset by a similar increase in the state valuation allowance.

We estimate we will need to generate future federal taxable foreign source income of $91.0 million to fully realize FTC carryforwards before they expire in 2028.  We estimate we will need to generate future taxable income of approximately $537.5 million for state income tax purposes during the respective realization periods (ranging from 2019 to 2036) in order to fully realize the net deferred income tax assets discussed above.

Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income prior to expiration of certain deferred tax assets.

	December 31, 2018	December 31, 2017
Deferred income tax assets (liabilities)
Net operating losses	$58.7	$35.6
Postretirement benefits	18.2	23.3
Pension benefit liabilities	14.3	16.7
Deferred compensation	11.8	12.1
Undistributed foreign earnings	32.5	17.7
Foreign tax credit carryforwards	19.1	15.7
State tax credit carryforwards	9.8	10.5
Other	17.1	12.6
Total deferred income tax assets	181.5	144.2
Valuation allowances	(79.6)	(47.4)
Net deferred income tax assets	101.9	96.8
Intangibles	(132.3)	(136.3)
Accumulated depreciation	(62.0)	(56.1)
Prepaid pension costs	(11.5)	(20.4)
Inventories	(5.5)	(4.4)
Other	(0.2)	(1.7)
Total deferred income tax liabilities	(211.5)	(218.9)
Net deferred income tax liabilities	$(109.6)	$(122.1)
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets - noncurrent	$14.8	$19.6
Deferred income tax liabilities - noncurrent	(124.4)	(141.7)
Net deferred income tax liabilities	$(109.6)	$(122.1)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2018	2017	2016
Details of taxes
Earnings (loss) from continuing operations before income taxes:
Domestic	$234.0	$224.1	$147.8
Foreign	8.7	(2.0)	2.8
Total	$242.7	$222.1	$150.6

Income tax expense (benefit):
Current:
Federal	$45.7	$26.2	$15.1
Foreign	2.1	1.4	5.0
State	8.0	4.7	(6.7)
Total current	55.8	32.3	13.4

Deferred:
Federal	(3.7)	(36.6)	22.6
Foreign	-	(0.1)	(1.1)
State	1.0	5.9	16.4
Total deferred	(2.7)	(30.8)	37.9

Total income tax expense	$53.1	$1.5	$51.3

We reviewed our position with regards to foreign unremitted earnings and determined that unremitted earnings will not be permanently reinvested as a result of the anticipated sale of our EMEA and Pacific Rim businesses.  Accordingly, in 2018, we have recorded foreign withholding taxes of $2.2 million, primarily within continuing operations, on approximately $208.0 million of net undistributed earnings of foreign subsidiaries. In 2017, we have recorded foreign withholding taxes of $7.6 million, primarily within continuing operations, on approximately $245.5 million of net undistributed earnings of foreign subsidiaries.

	2018	2017	2016
Reconciliation to U.S. statutory tax rate
Continuing operations tax at statutory rate	$51.0	$77.7	$52.7
Increase in valuation allowances on deferred domestic income tax assets	10.0	9.1	0.8
State income tax expense, net of federal benefit	9.2	7.9	3.2
AFI separation costs	-	-	15.1
Domestic production activities	-	(5.8)	(1.9)
Federal statute closure	(9.6)	(2.3)	(15.2)
2017 Tax Act	(1.2)	(82.5)	-
Excess tax benefits on share-based compensation	(3.8)	-	-
Tax on foreign and foreign-source income	(4.4)	-	(3.4)
Other	1.9	(2.6)	-
Tax expense at effective rate	$53.1	$1.5	$51.3

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

We have $42.6 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2018, $23.5 million ($22.1 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities.  Over the next twelve months we estimate that UTB’s may decrease by $0.7 million related to state statutes expiring and increase by $2.8 million due to uncertain tax positions expected to be taken on domestic tax returns.

We account for all interest and penalties on uncertain income tax positions as income tax expense.  We reported $2.6 million of interest and penalty exposure as noncurrent income tax payable in the Consolidated Balance Sheet as of December 31, 2018.

We had the following activity for UTB’s for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Unrecognized tax benefits balance at January 1,	$53.4	$86.9	$150.6
Gross change for current year positions	3.6	(2.2)	2.3
Increases for prior period positions	1.1	2.9	0.2
Decrease for prior period positions	(2.0)	(0.1)	(12.8)
Decrease due to settlements and payments	-	-	-
Decrease due to statute expirations	(13.5)	(34.1)	(53.4)
Unrecognized tax benefits balance at December 31,	$42.6	$53.4	$86.9

We file income tax returns in the U.S., various states and international jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities in Canada and the United States.  Generally, we have open tax years subject to tax audit on average of between three years and six years.  The statute of limitations is no longer open for U.S. federal returns before 2015.  With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2013.  We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods.

	2018	2017	2016
Other taxes
Payroll taxes	$15.6	$14.2	$13.9
Property, franchise and capital stock taxes	3.7	4.0	4.0

NOTE 15. DEBT

	December 31, 2018	Weighted Average Interest Rate for 2018	December 31, 2017	Weighted Average Interest Rate for 2017
Term loan A due 2021	$547.5	4.00%	$577.5	3.24%
Term loan B due 2023	243.1	5.39%	245.6	4.25%
Tax exempt bonds due 2041	35.0	1.47%	35.0	0.79%
Principal debt outstanding	825.6	4.33%	858.1	3.43%
Unamortized debt financing costs	(5.8)		(7.9)
Long-term debt	819.8	4.33%	850.2	3.43%
Less current portion and short-term debt	55.0	4.07%	32.5	3.32%
Total long-term debt, less current portion	$764.8	4.35%	$817.7	3.43%

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

On November 28, 2018 we entered into two new swap positions.  Under the $200 million notional 2018 swap we pay a fixed rate over the hedged amount and receive 1-month LIBOR.  This facility will expire November 30, 2023 and includes a 0% floor.   We also entered into a $100 million forward starting swap beginning March 31, 2021 and expiring on March 31, 2025. Under this $100 million notional 2021 swap we will pay a fixed rate monthly and receive 1-month LIBOR.  This also includes a 0% floor.

Under our senior credit facility we are subject to year-end leverage tests that may trigger mandatory prepayments.  If our ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100.0 million, to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Consolidated Net Leverage Ratio”) is greater than 3.5 to 1.0, the prepayment amount would be 50% of fiscal year Consolidated Excess Cash Flow.  These annual payments would be made in the first quarter of the following year.  No payment will be required in 2019 under the senior credit facility.

As of December 31, 2018, we were in compliance with all covenants of the amended senior credit facility. Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets.  We currently believe that default under these covenants is unlikely. Fully borrowing under our revolving credit facility would not violate these covenants.  In anticipation of net sales proceeds to be received from Knauf in connection with the sale of our EMEA and Pacific Rim businesses, we received a consent from Bank of America, N.A., the administrative agent and collateral agent of our amended senior credit facility, that among other conditions, waives any mandatory prepayment provisions under our credit facility related to this transaction.

As of December 31, 2018, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased by AWI. This bond is backed by letters of credit which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase the bond.

As of December 31, 2018, we had a $40.0 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2019. Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program generated by the originators are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of December 31, 2018, we had $6.0 million classified as restricted cash under this facility. In February 2019, the facility was amended to resize the purchase limit from $40.0 million to $36.2 million and to extend the maturity to March 2020.

None of our remaining outstanding debt as of December 31, 2018 was secured with buildings and other assets.  The credit lines under our revolving credit facility are subject to immaterial annual commitment fees.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Scheduled payments of long-term debt:

2019	$55.0
2020	62.5
2021	437.5
2022	2.5
2023	233.1
2024 and later	35.0

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

The following table presents details related to our letters of credit:

	As of December 31, 2018
Financing Arrangement	Limit	Used	Available
Accounts receivable securitization facility	$30.2	$36.2	$(6.0)
Bi-lateral facility	25.0	13.4	11.6
Revolving credit facility	150.0	-	150.0
Total	$205.2	$49.6	$155.6

The maximum limit for letters of credit availability under our accounts receivable securitization facility is subject to securitized accounts receivable balances and other collateral adjustments.  As of December 31, 2018 and 2017, $6.0 million and $6.6 million of letters of credits issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Consolidated Balance Sheets.  This restriction will lapse upon replacement of collateral with accounts receivables and/or upon a change in the letter of credit limit as a result of higher securitized accounts receivable balances.

NOTE 16. PENSION AND OTHER BENEFIT PROGRAMS

DEFINED CONTRIBUTION BENEFIT PLANS

We sponsor several defined contribution plans, which cover substantially all U.S. and non-U.S. employees. Eligible employees may defer a portion of their pre-tax covered compensation on an annual basis.  We match employee contributions up to pre-defined percentages.  Employee contributions are 100% vested.  Employer contributions are vested based on pre-defined requirements.  Costs for worldwide defined contribution benefit plans were $6.3 million in 2018, $6.2 million in 2017 and $5.6 million in 2016.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

In 2017, certain RIP participants with deferred vested benefits were offered an opportunity to elect a lump sum distribution of the participant’s entire accrued benefit. These distributions resulted in a partial plan settlement necessitating a plan remeasurement as of August 31, 2017.  Settlement losses of $20.8 million were recorded as components of other non-operating (income) expense, net during 2017.

Effective December 31, 2017, AWI merged the Tectum, Inc. Pension Plan (the “Tectum Plan”) with and into the RIP.  Tectum sponsored the Tectum Plan for the benefit of its eligible employees, which are limited to certain union employees at Tectum’s Newark, Ohio plant.

Our non-U.S. defined benefit pension plan represents an unfunded plan in Germany not to be acquired by Knauf in connection with the announced sale of our EMEA and Pacific Rim segments.  This plan utilizes assumptions which are consistent with, but not identical to, those of the U.S. plans.

The following tables summarize the balance sheet impact of our defined benefit pension plans, as well as the related benefit obligations, assets, funded status and rate assumptions.  We use a December 31 measurement date for all our defined benefit pension plans.

	U.S. Pension Plans		Non-U.S. Pension Plan
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,500.1	$1,522.4	$2.7	$2.5
Service cost	5.7	8.6	-	-
Interest cost	46.1	48.1	-	-
Partial settlement	-	(58.1)	-	-
Foreign currency translation adjustment	-	-	(0.1)	0.4
Actuarial loss (gain)	(90.0)	77.2	-	(0.1)
Benefits paid	(102.2)	(103.2)	(0.1)	(0.1)
Merger of Tectum Plan	-	5.1	-	-
Benefit obligation as of end of period	$1,359.7	$1,500.1	$2.5	$2.7

	U.S. Pension Plans		Non-U.S. Pension Plan
	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets as of beginning of period	$1,529.7	$1,512.9	$-	$-
Actual return on plan assets	(71.0)	170.8	-	-
Employer contribution	3.9	3.9	0.1	0.1
Partial settlement	-	(58.1)	-	-
Benefits paid	(102.2)	(103.2)	(0.1)	(0.1)
Merger of Tectum Plan	-	3.4	-	-
Fair value of plan assets as of end of period	$1,360.4	$1,529.7	$-	$-
Funded status of the plans	$0.7	$29.6	$(2.5)	$(2.7)

	U.S. Pension Plans		Non-U.S. Pension Plan
	2018	2017	2018	2017
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	4.30%	3.63%	1.70%	1.50%
Rate of compensation increase	3.05%	3.05%	-	-
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	3.62%	4.12%	1.50%	1.40%
Expected return on plan assets	6.50%	6.50%	-	-
Rate of compensation increase	3.05%	3.10%	-	-

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions for the RIP are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  The forecasts were averaged to come up with consensus passive return forecasts for each asset class.  Incremental components were added for the expected return from active management and asset class rebalancing based on historical information obtained from investment consultants.  These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.50% and 6.50% for the years ended December 31, 2018 and 2017.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,356.8 million and $1,496.4 million as of December 31, 2018 and 2017, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plan was $2.5 million and $2.7 million as of December 31, 2018 and 2017, respectively.

	U.S. Pension Plans		Non-U.S. Pension Plan
	2018	2017	2018	2017
Pension plans with benefit obligations in excess of assets
Projected benefit obligation, December 31	$52.1	$58.5	$2.5	$2.7
Accumulated benefit obligation, December 31	52.1	58.5	2.5	2.7

The components of the pension (credit) cost are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plan
	2018	2017	2016	2018	2017	2016
Service cost of benefits earned during the period	$5.7	$8.6	$10.1	$2.2	$2.2	$2.2
Interest cost on projected benefit obligation	46.1	48.1	69.8	5.0	5.4	6.9
Expected return on plan assets	(95.9)	(98.7)	(110.6)	(6.4)	(6.8)	(7.8)
Amortization of prior service cost	-	1.5	1.6	-	-	-
Recognized net actuarial loss	20.0	17.5	48.3	0.6	1.3	1.2
Partial settlement	-	20.8	-	-	-	-
Net periodic pension (credit) cost	$(24.1)	$(2.2)	$19.2	$1.4	$2.1	$2.5
Less: Discontinued operations	-	-	2.2	1.4	2.0	2.4
Net periodic pension (credit) cost, continuing operations	$(24.1)	$(2.2)	$17.0	$-	$0.1	$0.1

The change in amortization of net actuarial loss for the U.S. defined-benefit plans for 2017 in comparison to 2016 was due to a reduction in active plan participants due to the separation of AFI.  During 2016, actuarial gains and losses were amortized into future earnings over the expected remaining service period of plan participants, which was approximately 8 years for our U.S. defined-benefit pension plans.  For 2018 and 2017, actuarial gains and losses were amortized over the remaining life expectancy of plan participants, which was approximately 18 years for 2018 and 19 years for 2017 for our U.S. defined-benefit pension plans.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Each asset class utilized by the RIP has defined asset allocation targets and allowable ranges.  The table below shows the asset allocation targets and the December 31, 2018 and 2017 positions for each asset class:

	Target
	Weight at
	December 31,	Position at December 31,
Asset Class	2018	2018 (1)	2017 (1)
Long duration bonds	59.0%	62.0%	59.0%
Equities	27.0%	25.0%	28.0%
High yield bonds and real assets	9.0%	2.0%	3.0%
Real estate and private equity	4.0%	5.0%	4.0%
Other	1.0%	6.0%	6.0%

(1)	Investments in collective trust funds as of December 31, 2018 and 2017 have been categorized within the asset classes above based on the underlying investments in those funds.

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

The following table sets forth by level within the fair value hierarchy a summary of the RIP plan assets measured at fair value on a recurring basis:

	Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$832.2	$-	$832.2
Collective trust fund	-	460.1	-	460.1
Other investments	-	-	2.6	2.6
Cash, other short-term investments and payables, net	(22.7)	24.2	-	1.5
Net assets measured at fair value	$(22.7)	$1,316.5	$2.6	$1,296.4
Investments measured at net asset value				64.0
Net assets				$1,360.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$879.5	$-	$879.5
Collective trust fund	-	561.6	-	561.6
Other investments	-	-	2.7	2.7
Cash, other short-term investments and payables, net	1.7	20.7	-	22.4
Net assets measured at fair value	$1.7	$1,461.8	$2.7	$1,466.2
Investments measured at net asset value				63.5
Net assets				$1,529.7

RIP Level 3 assets remained relatively unchanged from December 31, 2017 to December 31, 2018, with the change in Level 3 assets during 2018 due primarily to fees, expenses and benefits paid.

The RIP has investments in alternative investment funds as of December 31, 2018 and December 31, 2017 which are reported at fair value.  Certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. We have concluded that the NAV reported by the underlying fund approximates the fair value of the investment.  These investments are redeemable at NAV under agreements with the underlying funds.  However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.  Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the U.S. defined benefit pension plan asset’s interest in the funds.  As of December 31, 2018, there were no restrictions on redemption of these investments.

The following table sets forth a summary of the RIP’s investments measured at NAV:

	Value at December 31, 2018
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$60.1	$2.2	Quarterly	45-90 Days
Other investments	3.9	0.8	None	None
Investments measured at net asset value	$64.0	$3.0

	Value at December 31, 2017
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$59.9	$2.2	Quarterly	45-90 Days
Other investments	3.6	0.9	None	None
Investments measured at net asset value	$63.5	$3.1

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

Collective trust fund: Represents collective trust and funds holding equity investments, fixed income securities, commodity futures contracts, cash and other short-term securities. The fair value of collective trust funds have been classified as Level 2 assets above as

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

their values were derived based on the underlying securities in the fund’s portfolio which is typically the amount which the fund might reasonably expect to receive for the security upon a current sale.

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

Cash, other short-term investments and payables:  Consist primarily of cash and cash equivalents, and plan receivables/payables.  The carrying amounts of cash and cash equivalents and receivables/payables approximate fair value due to the short-term nature of these instruments.  Other payable and receivables consist primarily of margin on an account for a fund, accrued fees and receivables related to investment positions liquidated for which proceeds had not been received as of December 31.

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

	2018	2017
U.S. defined benefit retiree health and life insurance plans
Change in benefit obligation:
Benefit obligation as of beginning of period	$86.6	$93.1
Service cost	0.2	0.4
Interest cost	2.6	3.0
Plan participants' contributions	2.9	2.8
Plan amendments	-	(1.1)
Actuarial (gain)	(15.7)	(1.3)
Benefits paid	(11.2)	(10.3)
Benefit obligation as of end of period	$65.4	$86.6

	2018	2017
Change in plan assets:
Fair value of plan assets as of beginning of period	$-	$-
Employer contribution	8.3	7.5
Plan participants' contributions	2.9	2.8
Benefits paid	(11.2)	(10.3)
Fair value of plan assets as of end of period	$-	$-

Funded status of the plans	$(65.4)	$(86.6)

	2018	2017
U.S. defined benefit retiree health and life insurance plans
Weighted-average discount rate used to determine benefit obligations at end of period	4.31%	3.60%
Weighted-average discount rate used to determine net periodic benefit cost for the period	3.60%	4.11%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of postretirement benefit (credit) cost are as follows:

	2018	2017	2016
U.S. defined benefit retiree health and life insurance plans
Service cost of benefits earned during the period	$0.2	$0.4	$0.4
Interest cost on accumulated postretirement benefit obligation	2.6	3.0	4.7
Amortization of prior service (credit)	(0.1)	-	(0.3)
Amortization of net actuarial gain	(5.7)	(3.6)	(6.1)
Net periodic postretirement benefit (credit)	$(3.0)	$(0.2)	$(1.3)
Less: Discontinued operations	-	-	(0.2)
Net periodic postretirement benefit (credit), continuing operations	$(3.0)	$(0.2)	$(1.1)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.6% for pre-65 retirees and 8.7% to 11.1% for post-65 retirees (depending on plan type) was assumed for 2018, decreasing ratably to an ultimate rate of 4.5% in 2026.  Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
U.S. defined benefit retiree health and life insurance benefits plans
Effect on total service and interest cost components	$-	$-
Effect on postretirement benefit obligation	(0.3)	0.3

Amounts recognized in assets (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2018	2017	2018	2017	2018	2017
Prepaid pension costs	$52.8	$88.3	$-	$-	$-	$-
Accounts payable and accrued expenses	(4.3)	(4.1)	-	(0.1)	(6.6)	(7.4)
Postretirement benefit liabilities	-	-	-	-	(58.8)	(79.2)
Pension benefit liabilities	(47.8)	(54.6)	(2.5)	(2.6)	-	-
Net amount recognized	$0.7	$29.6	$(2.5)	$(2.7)	$(65.4)	$(86.6)

Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2018	2017	2018	2017	2018	2017
Net actuarial (loss) gain	$(577.3)	$(520.2)	$(3.7)	$(8.9)	$59.3	$49.5
Prior service (cost) credit	-	-	(1.6)	(0.5)	1.1	1.1
Accumulated other comprehensive (loss) income	$(577.3)	$(520.2)	$(5.3)	$(9.4)	$60.4	$50.6

For U.S. pension plans, we expect to amortize $19.9 million of previously unrecognized prior service cost and net actuarial losses into pension cost in 2019 and expect to contribute $4.3 million in 2019.

For our non-U.S. pension plan, we do not expect to amortize any previously unrecognized net actuarial losses or unrecognized prior service cost into pension cost in 2019 and do not expect to contribute any amounts in 2019.

For our U.S. postretirement benefit plans, we expect to amortize $7.2 million of previously unrecognized net actuarial gains and prior service credits into postretirement benefit cost in 2019 and expect to contribute $6.6 million in 2019.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. and non-U.S plans:

	U.S. Pension Benefits (1)	Non-U.S. Pension Benefits	Retiree Health and Life Insurance Benefits, Net
2019	$106.3	$0.1	$6.6
2020	105.2	0.1	6.2
2021	103.1	0.1	5.8
2022	102.3	0.1	5.5
2023	100.9	0.1	5.1
2024 - 2028	472.4	0.6	21.2

(1)

We were not required and did not make contributions to the RIP during 2018, 2017 or 2016 as, based on guidelines established by the Pension Benefit Guaranty Corporation, the RIP had sufficient assets to fund its distribution obligations.  Benefit payments to participants have been made directly from the RIP to participants from the assets of the plan.

As required by ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the service cost component of net benefit cost has been presented in the Consolidated Statements of Earnings and Comprehensive Income within cost of goods sold and SG&A expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are presented in the Consolidated Statements of Earnings and Comprehensive Income separately from the service cost component within other non-operating (income) expense, net. The following table presents the components of net periodic pension and postretirement (credits) costs within our Consolidated Statement of Earnings and Comprehensive Income:

	2018	2017	2016
Service cost of benefits earned in cost of goods sold	$3.6	$5.5	$5.4
Service cost of benefits earned in SG&A expenses	2.3	3.5	3.6
Other non-operating (income) expense	(33.0)	(11.3)	7.0
Net periodic pension and postretirement (credit) cost	$(27.1)	$(2.3)	$16.0

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	December 31, 2018		December 31, 2017
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(Liabilities), net:
Total debt, including current portion	$(819.8)	$(811.3)	$(850.2)	$(850.8)
Foreign currency contracts	-	-	(0.8)	(0.8)
Natural gas contracts	-	-	(0.6)	(0.6)
Interest rate swap contracts	3.5	3.5	8.9	8.9

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

The fair value measurement of assets and liabilities is summarized below:

	December 31, 2018		December 31, 2017
	Fair value based on		Fair value based on
	Quoted, active markets	Other observable inputs	Quoted, active markets	Other observable inputs
	Level 1	Level 2	Level 1	Level 2
Assets/(Liabilities), net:
Foreign currency contracts	$-	$-	$(0.8)	$-
Natural gas contracts	-	-	-	(0.6)
Interest rate swap contracts	-	3.5	-	8.9

We do not have any financial assets or liabilities that are valued using Level 3 (unobservable) inputs.

NOTE 18.  DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition.  We use swaps to hedge some of these exposures.  At inception, derivatives that we designate as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting and any future mark-to-market adjustments are recognized in earnings.  We use derivative financial instruments as risk management tools and not for speculative trading purposes.

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

Commodity Price Risk

We purchase natural gas for use in the manufacturing process and to heat many of our facilities.  As a result, we are exposed to fluctuations in the price of natural gas. However, in the third quarter of 2018, we decided that we will no longer enter into new natural gas derivatives as natural gas spending as a percentage of cost of goods sold and the lowered volatility of natural gas prices no longer merits hedging. As of December 31, 2018, there were no open natural gas hedge contracts. As of December 31, 2017, the notional amount of these hedges was $9.2 million.

Currency Rate Risk – Sales and Purchases

Upon completion of the sale of our EMEA and Pacific Rim businesses, and on a continuing operations basis as of December 31, 2018, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis. In the third quarter of 2018, we decided that we will no longer enter into new foreign currency derivatives as the risk associated with the net cash inflows and outflows between the U.S. and Canada no longer merits hedging. As of December 31, 2018, there were no open foreign exchange hedge contracts. As of December 31, 2017, the notional amount of these hedges was $18.9 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. On November 28 2018, we entered into two swaps related to our Term Loan A: (1) a $200.0 million notional swap where we receive a 1-month LIBOR and pay a fixed rate interest beginning in 2018 and running through 2023 and (2) a $100.0 million notional forward starting swap, where we receive 1-month LIBOR and pay a fixed rate beginning in 2021 and running through 2025. As of December 31, 2018, these hedges were designated as cash flow hedges against changes in LIBOR for a portion of our existing and future variable rate debt. We recorded a $4.6 million loss in other operating expense (income) during the fourth quarter of 2018, representing the change in fair value of these two swaps between the date these swaps were entered into and the date the swaps were designated as cash flow hedges.  Future changes in fair value for these two swaps will be recorded in accumulated other comprehensive income.

The following table summarizes our interest rate swaps as of December 31, 2018:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	USD-LIBOR
April 1, 2016	$100.0	April 2016 to March 2023	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

Under the terms of the April 2016 swap maturing in 2023, we receive the greater of 3-month LIBOR or a 0.75% LIBOR Floor and pay a fixed rate over the hedged period.

Under the terms of the November 2016 swap maturing in 2021, we receive 3-month LIBOR and pay a fixed rate over the hedged period, in addition to a basis rate swap to convert the floating rate risk under our November 2016 Swap from 3-month LIBOR to 1-month LIBOR.  As a result, we receive 1-month LIBOR and pay a fixed rate over the hedged period.

Under the terms of the November 2018 swap maturing in 2023, we pay a fixed rate over the hedged amount and receive 1-month LIBOR.  This includes a 0% floor.

Under the terms of the November 2018 swap maturing in 2025, we will pay a fixed rate monthly and receive 1-month LIBOR.  This is inclusive of a 0% floor.

 Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2018 and December 31, 2017.  We did not have any derivative assets or liabilities not designated as hedging instruments for the years ended December 31, 2018 and 2017.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Natural gas commodity contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$-	$0.5
Foreign exchange contracts	Other current assets	-	-	Accounts payable and accrued expenses	-	0.7
Interest rate swap contracts	Other current assets	-	0.2	Accounts payable and accrued expenses	-	-
Natural gas commodity contracts	Other non-current assets	-	-	Other long-term liabilities	-	0.1
Foreign exchange contracts	Other non-current assets	-	-	Other long-term liabilities	-	0.1
Interest rate swap contracts	Other non-current assets	9.6	8.7	Other long-term liabilities	6.1	-
Total derivatives designated as hedging instruments		$9.6	$8.9		$6.1	$1.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	2018	2017	2016		2018	2017	2016
Derivatives in Cash Flow Hedging Relationships
Natural gas commodity contracts	$0.7	$(1.3)	$0.6	Cost of goods sold	$0.1	$0.3	$(1.2)
Foreign exchange contracts – purchases	0.1	(0.5)	-	Cost of goods sold	-	-	-
Foreign exchange contracts – sales	0.7	(1.8)	(2.9)	Net sales	-	0.1	1.4
Interest rate swap contracts	(2.0)	2.2	6.8	Interest expense	(1.6)	(0.9)	(8.3)
Total	$(0.5)	$(1.4)	$4.5	Total gain (loss) from continuing operations	(1.5)	(0.5)	(8.1)
				Total (loss) gain from discontinued operations	-	(0.1)	0.2
				Total gain (loss)	$(1.5)	$(0.6)	$(7.9)

As of December 31, 2018, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $2.3 million.

NOTE 19. PRODUCT WARRANTIES

The following table summarizes the activity for the accrual of product warranties for December 31:

	2018	2017
Balance at beginning of period	$0.1	$0.2
Current year warranty accruals	4.2	3.2
Reductions for payments	(3.9)	(3.3)
Balance at end of period	$0.4	$0.1

NOTE 20. OTHER LONG-TERM LIABILITIES

	December 31, 2018	December 31, 2017
Long-term deferred compensation arrangements	$14.0	$15.3
Environmental liabilities	11.7	13.5
Fair value of derivative liabilities	6.1	0.2
Other	6.2	6.5
Total other long-term liabilities	$38.0	$35.5

NOTE 21. SHARE-BASED COMPENSATION PLANS

The 2016 Long-Term Incentive Plan (“2016 LTIP”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees and expires on July 8, 2026, after which time no further awards may be made.  The 2016 LTIP authorizes us to issue up to 8,949,000 shares of common stock, which includes all shares that have been issued under the 2016 LTIP.  As of December 31, 2018, 3,616,626 shares were available for future grants under the 2016 LTIP.

The 2016 Directors Stock Unit Plan (“2016 Director’s Plan”) authorizes us to issue stock units to non-employee directors until July 2026.  The 2016 Director’s Plan authorizes us to issue up to 550,000 shares of common stock, which includes all shares that have been

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

issued under the 2016 Director’s Plans.   As of December 31, 2018, 189,477 shares were available for future grants under the 2016 Director’s Plan.

The following table presents stock option activity for the year ended December 31, 2018:

	Number of shares (thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding, December 31, 2017	1,272.4	$34.23
Option shares exercised	(669.9)	(27.51)
Option shares outstanding, December 31, 2018	602.5	$41.71	2.9	$9.9
Option shares exercisable, vested and expected to vest, December 31, 2018	602.5	$41.71	2.9	$9.9

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

The following table presents information related to stock option exercises:

	2018	2017	2016
Total intrinsic value of stock options exercised	$23.7	$0.9	$0.4
Cash proceeds received from stock options exercised	$18.4	$3.3	$0.7
Tax deduction (expense) realized from stock options exercised	$6.1	$(0.2)	$(0.1)

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.  There were no option grants in 2018, 2017 or 2016.

Historically, we have also granted non-vested stock awards in the form of restricted stock, Restricted Stock Units (“RSUs”), performance restricted stock and Performance Stock Units (“PSUs”). As of December 31, 2017 and 2016, we have no outstanding restricted stock or performance restricted stock.  A summary of the 2018 activity related to these awards follows:

	Non-Vested Stock Awards
	RSUs		PSUs
	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date
December 31, 2017	171.6	$45.27	379.7	$41.08
Granted	33.8	59.33	148.2	56.16
Vested	(97.7)	(45.72)	-	-
Forfeited	(7.4)	(50.00)	(24.7)	(50.82)
December 31, 2018	100.3	$48.69	503.2	$45.14

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

The table above contains 5,680 and 8,354 RSUs as of December 31, 2018 and 2017, respectively, which are accounted for as liability awards as they are able to be settled in cash. There are no outstanding PSUs accounted for as liability awards as of December 31, 2018 and 2017, as none of the awards are able to be settled in cash.  Employee liability awards outstanding for all periods represent awards to certain employees of our EMEA and Pacific Rim businesses.  The underlying liability is reflected as a component of current liabilities from discontinued operations on our consolidated balance sheets.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

RSUs and PSUs with non-market based performance conditions are measured at fair value based on the closing price of our stock on the date of grant.  In 2018 and 2017, we granted 69,669 and 69,769 PSUs with market based performance conditions that are valued through the use of a Monte Carlo simulation.  The weighted average assumptions for PSUs measured at fair value through the use of a Monte Carlo simulation are presented in the table below.

	2018	2017
Weighted-average grant date fair value of market based PSUs granted (dollars per award)	$53.01	$43.29
Assumptions
Risk free rate of return	2.4%	1.5%
Expected volatility	26.3%	28.0%
Expected term (in years)	3.1	3.1
Expected dividend yield	0.0%	0.0%

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

In addition to the equity awards described above, as of December 31, 2018 we had 11,773 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan not reflected in the non-vested stock awards table above.  These awards are settled in cash and had vesting periods of one to three years.  The awards are generally payable six months following the director’s separation from service on the Board of Directors.  The total liability recorded for these shares as of December 31, 2018 was $1.3 million which includes associated non-forfeitable dividends.  The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under the plan.

As of December 31, 2018 and 2017, there were 163,564 and 191,725 RSUs, respectively, outstanding under the 2016 Directors Stock Unit Plan not reflected in the Non-Vested Stock Awards table above.  In 2018 and 2017, we granted 13,058 and 22,433 restricted stock units, respectively, to non-employee directors.  These awards generally have a vesting period of one year, and as of December 31, 2018 and 2017, 150,506 and 169,292 shares, respectively, were vested but not yet delivered.  The awards are generally payable six months following the director’s separation from service on the Board of Directors and earn dividends during the vesting period that are non-forfeitable.

We recognize share-based compensation expense on a straight-line basis over the vesting period.  Share-based compensation cost was $12.9 million ($9.6 million net of tax benefit) in 2018, $9.8 million ($5.9 million net of tax benefit) in 2017, and $11.0 million ($6.6 million net of tax benefit) in 2016.

As of December 31, 2018, there was $13.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 22. EMPLOYEE COSTS

	2018	2017	2016
Wages, salaries and incentive compensation	$197.2	$191.0	$179.1
Payroll taxes	15.6	14.2	13.9
Defined contribution and defined benefit pension plan (credit) expense, net	(17.8)	4.1	22.7
Insurance and other benefit costs	22.3	24.0	21.4
Share-based compensation	12.9	9.8	11.0
Total	$230.2	$243.1	$248.1

As a result of our adoption of ASU 2017-07, defined contribution and defined benefit pension plan expense, net, included above includes non-service cost components of net periodic pension costs that are reflected as a component of other non-operating income

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

on the Consolidated Statements of Earnings and Comprehensive Income for all years presented. See Note 16 for details related to our components of net periodic pension costs.

NOTE 23. LEASES

We rent certain real estate and equipment.  Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance.  In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Rent expense was $6.1 million in 2018, $6.7 million in 2017 and $5.2 million in 2016.

Future minimum payments at December 31, 2018 by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Total Minimum Lease Payments
Scheduled minimum lease payments
2019	$5.3
2020	4.7
2021	4.2
2022	3.7
2023	2.2
Thereafter	4.7
Total	$24.8

NOTE 24. SHAREHOLDERS' EQUITY

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

On August 2, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with Deutsche Bank AG under the Program. The ASR included a pre-payment of $150.0 million to Deutsche Bank, at which time we received 1,766,004 shares. The ASR terminated on October 8, 2018, with additional 389,825 shares returned on that day to complete the ASR.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

During 2018, including the ASR, we repurchased 4.7 million shares under the Program for a total cost of $306.5 million, or an average price of $64.74 per share.  Since inception of the Program, including the ASR, we have repurchased 7.7 million shares under the Program for a total cost of $430.6 million, or an average price of $56.01 per share. During 2017, 1.8 million shares were repurchased under the Program for a total cost of $80.4 million, or an average price of $43.58 per share.

Accumulated Other Comprehensive (Loss)

The balance of each component of accumulated other comprehensive (loss), net of tax as of December 31, 2018 and 2017 is presented in the table below.

	December 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(74.7)	$(47.1)
Derivative gain, net	5.3	3.5
Pension and postretirement adjustments	(390.2)	(302.3)
Accumulated other comprehensive (loss)	$(459.6)	$(345.9)

The amounts and related tax effects allocated to each component of other comprehensive income for 2018, 2017, and 2016 are presented in the table below.

	Pre-tax Amount	Tax Benefit	After- tax Amount
2018
Foreign currency translation adjustments	$(27.6)	$-	$(27.6)
Derivative gain, net	0.9	0.2	1.1
Pension and postretirement adjustments	(41.6)	8.7	(32.9)
Total other comprehensive income (loss)	$(68.3)	$8.9	$(59.4)

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2017
Foreign currency translation adjustments	$24.5	$-	$24.5
Derivative (loss) gain, net	(0.8)	0.5	(0.3)
Pension and postretirement adjustments	50.4	(16.7)	33.7
Total other comprehensive income (loss)	$74.1	$(16.2)	$57.9

	Pre-tax Amount	Tax Benefit	After-tax Amount
2016
Foreign currency translation adjustments	$(33.2)	$-	$(33.2)
Derivative gain (loss), net	11.9	(4.4)	7.5
Pension and postretirement adjustments	75.7	(26.4)	49.3
Total other comprehensive income (loss)	$54.4	$(30.8)	$23.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2018 and 2017:

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2016	$(71.6)	$3.8	$(336.0)	$(403.8)
Other comprehensive income (loss) income before reclassifications, net of tax expense (benefit) of $ -, $0.8, ($3.6), and ($2.8)	24.5	(0.7)	9.3	33.1
Amounts reclassified from accumulated other comprehensive income	-	0.4	24.4	24.8
Net current period other comprehensive income (loss)	24.5	(0.3)	33.7	57.9
Balance, December 31, 2017	(47.1)	3.5	(302.3)	(345.9)
Impact of ASU 2018-02 adoption	-	0.7	(55.0)	(54.3)
Other comprehensive (loss) income before reclassifications, net of tax expense of $ -, $0.6, $11.3, and $11.9	(27.6)	-	(44.7)	(72.3)
Amounts reclassified from accumulated other comprehensive income	-	1.1	11.8	12.9
Net current period other comprehensive income (loss)	(27.6)	1.1	(32.9)	(59.4)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)

(1)	Amounts are net of tax

The amounts reclassified from AOCI and the affected line item of the Consolidated Statement of Earnings and Comprehensive Income are presented in the table below.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)(1)		Affected Line Item in the Consolidated Statement of Earnings and Comprehensive Income
	2018	2017
Derivative Adjustments:
Natural gas commodity contracts	$(0.1)	$(0.3)	Cost of goods sold
Foreign exchange contracts - purchases	-	0.1	Cost of goods sold
Foreign exchange contracts - sales	-	(0.1)	Net sales
Interest rate swap contracts	1.6	0.9	Interest expense
Total income, before tax	1.5	0.6
Tax impact	(0.4)	(0.2)	Income tax expense
Total income net of tax	1.1	0.4

Pension and Postretirement Adjustments:
Prior service cost amortization	(0.1)	1.5	Other non-operating (income) expense
Amortization of net actuarial loss	14.9	15.2	Other non-operating (income) expense
Partial settlement	-	20.8	Other non-operating (income) expense
Total expense before tax	14.8	37.5
Tax impact	(3.0)	(13.1)	Income tax expense
Total expense, net of tax	11.8	24.4
Total reclassifications for the period	$12.9	$24.8

      (1) Includes activity from discontinued operations

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 25. SUPPLEMENTAL FINANCIAL INFORMATION

	2018	2017	2016
Selected operating expense
Maintenance and repair costs	$41.6	$42.5	$41.4
Research and development costs	16.3	17.4	17.8
Advertising costs	6.5	6.0	5.4

Other non-operating (income)/expense
Interest income	$(4.3)	$(1.8)	$(1.0)
Foreign currency transaction (gain)/loss, net of hedging activity	0.4	(0.6)	(9.4)
Pension and post retirement benefit (credits)	(33.0)	(11.3)	7.0
Other	4.4	-	(0.8)
Total	$(32.5)	$(13.7)	$(4.2)

NOTE 26. RELATED PARTIES

In some markets, we purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries, for resale to customers.  The total amount of these purchases was $22.5 million in 2018, $18.2 million in 2017 and $18.0 million in 2016.  We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement.  Those services amounted to $15.8 million in 2018, $14.9 million in 2017, and $9.1 million in 2016.  The net amount due to WAVE from us for all of our relationships was $3.0 million as of December 31, 2018 and $2.6 million as of December 31, 2017.  See Note 10 to the Consolidated Financial Statements for additional information.

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

Environmental Sites

Summary

We are actively involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and state Superfund and similar environmental laws at three domestically owned locations allegedly resulting from past industrial activity.

We are one of several potentially responsible parties in these matters and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  We are currently pursuing coverage and recoveries under those policies with respect to certain of the sites, including the St. Helens, OR site, the Macon, GA site and the Elizabeth City, NC site, each of which is summarized below.  These efforts include two active and independent litigation matters against legacy primary and excess policy insurance carriers for recovery of fees and costs incurred by us in connection with our investigation and remediation activities for such sites.  Other than disclosed below, we are unable to predict the outcome of these matters or the timing of any recoveries, whether through settlement or otherwise.  We are also unable to predict the extent to which any recoveries might cover our final share of investigation and remediation costs for these sites.  Our final share of investigation and remediation costs may exceed any such recoveries, and such amounts net of insurance recoveries, may be material.

In 2017 we entered settlement agreements totaling $30.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

as a $11.2 million reduction to cost of goods sold and a $19.3 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. All of the 2017 cash settlements have been released to us from escrow, including $28.7 million received in the first six months of 2018.  In the third quarter of 2018, we entered into settlement agreements totaling $7.0 million with additional legacy insurance carriers. The 2018 settlement proceeds will be released to us from escrow following court approval. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

On September 30, 2016, Kaiser filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (Case No. 16-31602) (the “Bankruptcy Court”).  AWI, OC and the ODEQ have all been included on the master list of potential creditors filed with the Bankruptcy Court for notice purposes.  By order dated October 14, 2016, the Bankruptcy Court formed a statutory committee of unsecured creditors, to which we were appointed to serve, along with OC and The Boeing Company.  The Committee is charged with, among other things, maximizing recovery of all unsecured creditor claims, including claims of AWI and ODEQ.  Noticed parties submitted claims to the Bankruptcy Court on September 13, 2017.  The Chapter 11 case impacts Kaiser’s ongoing participation in the RI/FS process, as well as the ODEQ consent order and cost sharing agreements.

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

On April 5, 2018, ODEQ issued Public Notice of the Remedial Action for the Upland Area and subsequently responded to public comments. On June 26, 2018 ODEQ published its Record of Decision confirming the selected remedial action required for the Upland Area. AWI will be responsible for performing the remedial action upon ODEQ’s filing of the Consent Judgment with the court, pending appeal. The Consent Judgment remains subject to entry and approval by the Columbia County Circuit Court. Kaiser continues to assert that the Consent Judgement violates the stay imposed by its bankruptcy case. The Bankruptcy Court, however, ruled in favor

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

of ODEQ’s position that the Consent Judgement does not violate the stay.  In response to that ruling, on October 3, 2018, Kaiser filed a motion for stay pending appeal. A decision on that motion remains pending.

Kaiser has also filed objections to the ODEQ proof of claim and AWI’s proof of claim and is seeking discovery related to the determination of costs incurred by the parties at the site.  On November 26, 2018, Kaiser filed a complaint against AWI seeking money damages and declaratory relief including cost recovery and/or contributions from AWI in connection with the environmental costs incurred by Kaiser at St. Helens.  We believe the Kaiser allegations are without merit and have moved to partially dismiss the complaint and withdraw the reference from the Bankruptcy Court to the District Court to adjudicate the remainder of the complaint and the objection to AWI’s proof of claim.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Summary of Financial Position

Liabilities of $12.4 million as of December 31, 2018 and $13.5 million as of December 31, 2017 were recorded for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  During 2018, we recorded $0.5 million of additional reserves for potential environmental liabilities.  During 2017, we recorded reserves for potential environmental liabilities of $10.1 million including $8.6 million of reserves recorded in the fourth quarter for the St. Helens settlement.  Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available, and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold and SG&A expenses, which are the same income statement categories where environmental expenditures were historically recorded.  Insurance recoveries in excess of historical environmental spending, are recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record recoveries as assets in the Consolidated Balance Sheets. As of December 31, 2018, we have $6.5 million of receivables for insurance recoveries reflected within Accounts and Notes Receivable.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) filed litigation against us in the United States District Court for the District of Delaware alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  We believe the allegations are without merit and intend to vigorously defend the matter. During the first quarter of 2018, the Court denied, in part, and granted, in part, our motion to dismiss, dismissing two of the claims brought by Roxul USA, Inc. We recently filed a motion seeking summary judgment on all of Rockfon’s remaining claims and have moved to exclude the testimony of Rockfon’s expert witness.  Rockfon moved for partial summary judgment in its favor on a single claim of alleged liability only (not damages).  We subsequently opposed that motion on numerous grounds.  The date for determination of motions is not currently scheduled.  A trial date is reserved, if necessary, for early in the second quarter of 2019.  We continue to incur defense costs for the matter.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Earnings from continuing operations	$189.6	$220.6	$99.3
Earnings allocated to participating non-vested share awards	(0.6)	(0.7)	(0.3)
Earnings from continuing operations attributable to common shares	$189.0	$219.9	$99.0

	2018	2017	2016
	(in millions)
Basic shares outstanding	51.3	53.3	55.4
Dilutive effect of common stock equivalents	0.8	0.6	0.3
Diluted shares outstanding	52.1	53.9	55.7

There were no anti-dilutive stock options excluded from the computation of diluted EPS in 2018. Anti-dilutive options excluded from the computation of dilutive EPS for 2017 and 2016 were 319,836 and 632,799, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018.  Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company (as of February 25, 2019):

Name	Age	Present Position and Business Experience During the Last Five Years*

Victor D. Grizzle	57	Armstrong World Industries, Inc. President & CEO, Director since April 2016 Executive Vice President & CEO, Armstrong Building Products (2011 to April 2016)

Charles M. Chiappone	56

Armstrong World Industries, Inc.

Senior Vice President, Ceiling and Wall Solutions since April 2018

Senior Vice President, Ceiling Solutions (April 2016 to April 2018)

Vice President of Global Marketing & Commercial Excellence,

Armstrong Building Products (January 2012 to April 2016)

Mark A. Hershey	49	Armstrong World Industries, Inc. Senior Vice President, General Counsel since July 2011 Chief Compliance Officer since February 2012 Secretary (July 2011 to June 2014 and since April 2016)

Brian L. MacNeal	52

Armstrong World Industries, Inc.

Senior Vice President, Chief Financial Officer since April 2016

Vice President, Global Finance and CFO, Armstrong Building Products (2014 to April 2016)

Heartland Energy Solutions

Interim Chief Financial Officer (2013 to 2014)

Campbell Soup Company

Vice President of Finance (2011 to 2013)

Stephen F. McNamara	52	Armstrong World Industries, Inc. Vice President, Controller since July 2008

Ellen R. Romano	57	Armstrong World Industries, Inc. Senior Vice President, Human Resources since July 2013 Vice President, Human Resources, Armstrong Building Products (2009 to 2013)

*	Information in parentheses regarding previously held positions indicates either the duration the Executive Officer held the position or the year in which service in the position began.

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

The Codes of Ethics are available at http://www.armstrongceilings.com/corporate/codes-policies.html and in print free of charge.  Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer, must be reviewed in advance by the Nominating and Governance Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval.  The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange.  We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website.  There were no waivers or exemptions from the Code of Business Conduct in 2018 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2019 annual meeting of shareholders to be filed no later than April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors – Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2019 annual meeting of shareholders to be filed no later than April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2019 annual meeting of shareholders to be filed no later than April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2019 annual meeting of shareholders to be filed no later than April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2019 annual meeting of shareholders to be filed no later than April 30, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Listing of Documents
1.

The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2018 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 34.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2018, 2017, and 2016 (filed herewith as Exhibit 99.1).

3.	The following exhibits are filed as part of this 2018 Annual Report on Form 10-K:

Exhibit No.	Description
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

2.3

Plan of Division, adopted by Armstrong World Industries, Inc. on March 11, 2016 is incorporated by reference from the Current Report on Form 8-K filed on March 15, 2016, wherein it appeared as Exhibit 2.2.

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

10.2

Amended and Restated Security Agreement, dated April 1, 2016, by and among Armstrong World Industries, Inc., the grantors named therein and Bank of America, N.A. is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2018, wherein it appeared as Exhibit 10.2.

10.3

Amended and Restated Pledge Agreement dated, April 1, 2016, by and among Armstrong World Industries, Inc., the pledgors named therein and Bank of America, N.A. is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2018, wherein it appeared as Exhibit 10.3.

10.4

Amended and Restated Canadian Pledge Agreement dated, April 1, 2016, by and among Armstrong World Industries, Inc. and Bank of America, N.A. is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2018, wherein it appeared as Exhibit 10.4.

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

Exhibit No.	Description
10.7

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

10.8

Third Omnibus Amendment Agreement, dated as of March 28, 2013, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., Armstrong Hardwood Flooring Company, The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 29, 2013, wherein it appeared as Exhibit 10.1.

10.9

Fourth Amendment to the Receivables Purchase Agreement, dated as of December 18, 2014, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Annual Report on Form 10-K filed on February 23, 2015, wherein it appeared as Exhibit 10.10.

10.10

Fourth Omnibus Amendment Agreement, dated as of March 30, 2016, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., Armstrong Hardwood Flooring Company, The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2017, wherein it appeared as Exhibit 10.11.

10.11

Sixth Amendment to the Receivables Purchase Agreement, dated as of December 21, 2016, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2017, wherein it appeared as Exhibit 10.12.

10.12

Seventh Amendment to Receivables Purchase Agreement, dated March 24, 2017, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC, is incorporated by reference from the Quarterly Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.1.

10.13 10.14

Eighth Amendment to Receivables Purchase Agreement, dated February 15, 2019, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC, filed herewith. †

Amended and Restated Joint Venture Agreement, dated February 22, 2016 between Armstrong Ventures, Inc. and Worthington Ventures, Inc., is incorporated by reference from the Annual Report on Form 10-K filed on February 22, 2016, wherein it appeared as Exhibit 10.12.

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

10.18

Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc., AWI Licensing LLC and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.4.

10.19

Transition Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc., AFI Licensing LLC and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.5.

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

10.22

Deed of Amendment to the Share Purchase Agreement dated as of July 18, 2018, by and between Armstrong World Industries, Inc. and Knauf International GmbH is incorporated by reference from the Current Report on Form 8-K filed on July 19, 2018, wherein it appeared as Exhibit 2.1.

10.23	2006 Long-Term Incentive Plan, as amended February 23, 2009, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.13.*
10.24	Form of Stock Option Award under the 2006 Long-Term Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q, filed on May 1, 2008, wherein it appeared as Exhibit 10.37.*
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

Exhibit No.	Description
10.34

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – Non-U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 28, 2014, wherein it appeared as Exhibit 10.2.*

10.35

Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Time-Based Restricted Stock Units – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2015, wherein it appeared as Exhibit 10.1.*

10.36

Form of 2016 Award Agreement for Performance-Based Restricted Stock Unit Grant under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on April 14, 2016, wherein it appeared as Exhibit 10.1. *

10.37

Form of 2016 Long-Term Time-Based Restricted Stock Unit Grant under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.4.*

10.38

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier I) for Senior Executives under the 2011 Long-Term Incentive Plan is incorporated by reference from  the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.5.*

10.39

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier II) under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.6.*

10.40

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier II) under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.7.*

10.41

Form of 2016 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier I) for Senior Executives under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.8.*

10.42	Armstrong World Industries, Inc. 2016 Long-Term Incentive Plan, effective as of July 8, 2016 and amended and restated effective February 20, 2019, filed herewith.†
10.43

Form of 2017 and 2018 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier I) for Senior Executives under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.2.*

10.44

Form of 2017 and 2018 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier II) for Senior Executives under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.4.*

10.45

Form of 2017 and 2018 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier I) under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.3.*

10.46

Form of 2017 and 2018  Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier II) under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.5.*

10.47

Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the Annual Report on Form 10-K, filed on February 28, 2011, wherein it appeared as Exhibit 10.4.*

10.48

Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.49	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.18.*
10.50

2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K filed on October 26, 2006, wherein it appeared as Exhibit 10.3.   A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, filed on March 30, 2007, wherein it appeared as Exhibit 10.36.*

Exhibit No.	Description
10.51	2007 Award Agreement under the 2006 Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibit 10.1.*
10.52	Schedule of Participating Directors, is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibit 10.2.*
10.53

2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.54

Form of 2009 and 2010 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.55

Form of 2011, 2012, 2013 and 2014 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.40.*

10.56	Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.1.*
10.57

Form of 2016, 2017 and 2018 Stock Unit Grant Agreement under the Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.3.*

10.58	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*
10.59	Offer Letter to Mark A. Hershey dated April 21, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 27, 2011, wherein it appeared as Exhibit 99.1.*
10.60

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on June 4, 2010, wherein it appeared as Exhibit 10.1.*

10.61

Form of Amended and Restated Severance Agreement with Certain Officers, approved for use on October 26, 2016 is incorporated by reference from the Report on Form 8-K filed on October 31, 2016, wherein it appeared as Exhibit 10.1.*

14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.
21	Armstrong World Industries, Inc.’s Subsidiaries.†
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Auditors.†
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016.†
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

101	Interactive Data Files**

Exhibit No.	Description

*	Management Contract or Compensatory Plan.
†	Filed herewith.
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

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle	Director, President and Chief Executive Officer	February 25, 2019
Victor D. Grizzle	(Principal Executive Officer)

/s/ Brian L. MacNeal	Senior Vice President and Chief Financial Officer	February 25, 2019
Brian L. MacNeal	(Principal Financial Officer)

/s/ Stephen F. McNamara	Vice President and Controller	February 25, 2019
Stephen F. McNamara	(Principal Accounting Officer)

/s/ Stanley A. Askren	Director	February 25, 2019
Stanley A. Askren

/s/ Tao Huang	Director	February 25, 2019
Tao Huang

/s/ Larry S. McWilliams	Director	February 25, 2019
Larry S. McWilliams

/s/ James C. Melville	Director	February 25, 2019
James C. Melville

/s/ John J. Roberts	Director	February 25, 2019
John J. Roberts

/s/ Gregory P. Spivy	Director	February 25, 2019
Gregory P. Spivy

/s/ Roy W. Templin	Director	February 25, 2019
Roy W. Templin

/s/ Cherryl T. Thomas	Director	February 25, 2019
Cherryl T. Thomas

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves

(amounts in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2016
Provision for bad debts	$1.1	$-	$(0.7)	$0.4
Provision for discounts	0.8	16.9	(16.4)	1.3
Provision for warranties	0.3	8.0	(8.1)	0.2

2017
Provision for bad debts	$0.4	$-	$(0.1)	$0.3
Provision for discounts	1.3	17.6	(17.4)	1.5
Provision for warranties	0.2	3.2	(3.3)	0.1

2018
Provision for bad debts	$0.3	$0.1	$(0.1)	$0.3
Provision for discounts	1.5	19.2	(19.4)	1.3
Provision for warranties	0.1	4.2	(3.9)	0.4