Form 10-K/A
period 2018-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2019-02-26
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($63.20 per share) on the New York Stock Exchange (trading symbol AWI) of June 30, 2018 was approximately $3.3 billion. As of February 19, 2019, the number of shares outstanding of the registrant’s Common Stock was 48,502,391.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2019 annual meeting of shareholders, to be filed no later than April 30, 2019 (120 days after the last day of our 2018 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

Explanatory Note

Armstrong World Industries, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“the Original Form 10-K”) as filed on February 25, 2019. The purpose of this Form 10-K/A is to update the consent from our independent registered public accounting firm that was included within Exhibit No. 23.1 of the Original Form 10-K to (1) correct one of the registration statement numbers and (2) include a reference to the adoption of Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers and the related FASB Standard updates. In addition, the purpose of this Form 10-K/A is to update the Worthington Armstrong Venture independent auditors’ consent included within Exhibit No. 23.2 of the Original Form 10-K to correct one of the registration statement numbers.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify or update any financial results or disclosures made in the Original Form 10-K, nor does it reflect events occurring after the date of the Original Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	All other documents and schedules have been omitted as they were not applicable to this Amendment No. 1.

3.	The following exhibits are filed as part of this 2018 Annual Report on Form 10-K:

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.†

23.2	Consent of Independent Auditors.†

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle Victor D. Grizzle	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019

/s/ Brian L. MacNeal Brian L. MacNeal	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019

/s/ Stephen F. McNamara Stephen F. McNamara	Vice President and Controller (Principal Accounting Officer)	February 26, 2019

2