Form 10-Q
period 2019-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2019-07-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-2116

ARMSTRONG WORLD INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-0366390
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Columbia Avenue, Lancaster, Pennsylvania	17603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 397-0611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AWI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 24, 2019 – 48,673,649.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$272.0	$248.6	$514.1	$475.9
Cost of goods sold	168.6	165.9	319.3	322.4
Gross profit	103.4	82.7	194.8	153.5
Selling, general and administrative expenses	37.4	40.9	93.0	78.4
Equity earnings from joint venture	(21.2)	(24.2)	(40.1)	(40.5)
Operating income	87.2	66.0	141.9	115.6
Interest expense	9.5	9.8	19.9	19.0
Other non-operating (income), net	(5.4)	(9.1)	(10.9)	(18.1)
Earnings from continuing operations before income taxes	83.1	65.3	132.9	114.7
Income tax expense	19.4	17.7	32.8	25.9
Earnings from continuing operations	63.7	47.6	100.1	88.8
Net (loss) earnings from discontinued operations, net of tax expense of $4.8, $0.2, $4.7 and $1.7	(2.3)	5.5	(1.8)	9.4
(Loss) from disposal of discontinued businesses, net of tax expense (benefit) of $0.1, $0.1, $0.1 and ($0.3)	(6.9)	(5.8)	(4.7)	(23.1)
Net (loss) from discontinued operations	(9.2)	(0.3)	(6.5)	(13.7)
Net earnings	$54.5	$47.3	$93.6	$75.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.7	(20.8)	6.0	(14.9)
Derivative (loss) gain, net	(8.1)	2.0	(13.2)	5.8
Pension and postretirement adjustments	2.9	3.1	5.7	4.9
Total other comprehensive (loss)	(4.5)	(15.7)	(1.5)	(4.2)
Total comprehensive income	$50.0	$31.6	$92.1	$70.9
Earnings per share of common stock, continuing operations:
Basic	$1.30	$0.91	$2.05	$1.69
Diluted	$1.28	$0.90	$2.01	$1.66
(Loss) per share of common stock, discontinued operations:
Basic	$(0.19)	$(0.01)	$(0.13)	$(0.26)
Diluted	$(0.19)	$(0.01)	$(0.13)	$(0.26)
Net earnings per share of common stock:
Basic	$1.11	$0.90	$1.92	$1.43
Diluted	$1.09	$0.89	$1.88	$1.40
Average number of common shares outstanding:
Basic	49.0	51.9	48.8	52.5
Diluted	49.8	52.6	49.6	53.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$240.3	$325.7
Accounts and notes receivable, net	96.7	79.9
Inventories, net	70.8	61.2
Assets of discontinued operations	276.7	244.3
Income tax receivable	4.4	1.7
Other current assets	6.7	4.8
Total current assets	695.6	717.6
Property, plant, and equipment, less accumulated depreciation and amortization of $432.1 and $412.9, respectively	511.9	501.0
Lease right-of-use assets	30.3	-
Prepaid pension costs	66.2	52.8
Investment in joint venture	41.6	40.8
Goodwill and intangible assets, net	466.9	442.0
Deferred income taxes	16.6	14.8
Income taxes receivable	0.8	0.8
Other non-current assets	60.1	68.5
Total assets	$1,890.0	$1,838.3
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$62.5	$55.0
Accounts payable and accrued expenses	378.3	383.3
Liabilities of discontinued operations	134.3	110.3
Income tax payable	6.4	0.9
Total current liabilities	581.5	549.5
Long-term debt, less current installments	734.6	764.8
Lease non-current liabilities	25.2	-
Postretirement benefit liabilities	56.2	58.8
Pension benefit liabilities	49.1	50.3
Other long-term liabilities	37.9	38.0
Income taxes payable	27.6	26.5
Deferred income taxes	134.8	124.4
Total non-current liabilities	1,065.4	1,062.8
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,055,122 shares issued and 48,661,946 shares outstanding as of June 30, 2019 and 61,553,724, shares issued and 48,808,239 shares outstanding as of December 31, 2018	0.6	0.6
Capital in excess of par value	538.1	547.4
Retained earnings	905.7	829.8
Treasury stock, at cost, 13,393,176 shares as of June 30, 2019 and 12,745,485 shares as of December 31, 2018	(740.3)	(692.2)
Accumulated other comprehensive (loss)	(461.0)	(459.6)
Total shareholders' equity	243.1	226.0
Total liabilities and shareholders' equity	$1,890.0	$1,838.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended June 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2019	48,640,635	$0.6	$553.3	$859.9	13,077,171	$(712.2)	$(456.5)	$245.1
Stock issuance, net	337,316	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.7)	-	-	-	(8.7)
Share-based employee compensation	-	-	(15.2)	-	-	-	-	(15.2)
Net earnings	-	-	-	54.5	-	-	-	54.5
Other comprehensive (loss)	-	-	-	-	-	-	(4.5)	(4.5)
Acquisition of treasury stock	(316,005)	-	-	-	316,005	(28.1)	-	(28.1)
June 30, 2019	48,661,946	$0.6	$538.1	$905.7	13,393,176	$(740.3)	$(461.0)	$243.1

	Six Months Ended June 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0
Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	501,398	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(17.6)	-	-	-	(17.6)
Share-based employee compensation	-	-	(9.3)	-	-	-	-	(9.3)
Net earnings	-	-	-	93.6	-	-	-	93.6
Other comprehensive (loss)	-	-	-	-	-	-	(1.5)	(1.5)
Acquisition of treasury stock	(647,691)	-	-	-	647,691	(48.1)	-	(48.1)
June 30, 2019	48,661,946	$0.6	$538.1	$905.7	13,393,176	$(740.3)	$(461.0)	$243.1

	Three Months Ended June 30, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2018	52,198,476	$0.6	$532.0	$680.3	9,175,844	$(455.6)	$(388.7)	$368.6
Stock issuance, net	60,142	-	-	-	-	-	-	-
Share-based employee compensation	-	-	3.7	-	-	-	-	3.7
Net earnings	-	-	-	47.3	-	-	-	47.3
Other comprehensive (loss)	-	-	-	-	-	-	(15.7)	(15.7)
Acquisition of treasury stock	(620,569)	-	-	-	620,569	(35.0)	-	(35.0)
June 30, 2018	51,638,049	$0.6	$535.7	$727.6	9,796,413	$(490.6)	$(404.4)	$368.9

	Six Months Ended June 30, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2017	52,772,139	$0.6	$516.8	$598.2	8,010,597	$(385.6)	$(345.9)	$384.1
Cumulative effect impact of ASU 2018-02 adoption	-	-	-	54.3	-	-	(54.3)	-
Stock issuance, net	651,726	-	-	-	-	-	-	-
Share-based employee compensation	-	-	18.9	-	-	-	-	18.9
Net earnings	-	-	-	75.1	-	-	-	75.1
Other comprehensive (loss)	-	-	-	-	-	-	(4.2)	(4.2)
Acquisition of treasury stock	(1,785,816)	-	-	-	1,785,816	(105.0)	-	(105.0)
June 30, 2018	51,638,049	$0.6	$535.7	$727.6	9,796,413	$(490.6)	$(404.4)	$368.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$93.6	$75.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33.8	44.3
Loss on disposal of discontinued operations	4.6	23.4
Deferred income taxes	12.2	(1.0)
Share-based compensation	4.1	5.3
Equity earnings from joint venture	(40.1)	(40.5)
U.S. pension (credit)	(3.8)	(13.1)
Other non-cash adjustments, net	1.0	1.1
Changes in operating assets and liabilities:
Receivables	(14.4)	7.4
Inventories	(10.0)	(22.1)
Other current assets	(3.8)	4.6
Lease right-of-use assets	4.8	-
Other non-current assets	0.6	(0.4)
Accounts payable and accrued expenses	(24.5)	(10.3)
Income taxes payable	1.8	26.9
Non-current lease liabilities	(3.7)	-
Other long-term liabilities	(7.1)	(9.0)
Other, net	(2.1)	(2.7)
Net cash provided by operating activities	47.0	89.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(27.1)	(25.6)
Return of investment from joint venture	38.6	35.9
Cash paid for acquisitions	(43.1)	(11.6)
Net cash (used for) investing activities	(31.6)	(1.3)
Cash flows from financing activities:
Payments of long-term debt	(23.8)	(16.3)
Dividend paid	(17.3)	-
Proceeds (payments) from share-based compensation plans and the related tax impacts	(13.4)	15.5
Payment for treasury stock acquired	(48.1)	(105.0)
Net cash (used for) financing activities	(102.6)	(105.8)
Effect of exchange rate changes on cash and cash equivalents	1.8	(2.5)
Net (decrease) in cash and cash equivalents	(85.4)	(20.6)
Cash and cash equivalents at beginning of year	335.7	159.6
Cash and cash equivalents at end of period	250.3	139.0
Cash and cash equivalents at end of period of discontinued operations	10.0	10.0
Cash and cash equivalents at end of period of continuing operations	$240.3	$129.0
Supplemental Cash Flow Disclosures:
Interest paid	$19.4	$15.3
Income tax payments, net	23.6	1.4
Amounts in accounts payable for capital expenditures	0.5	0.8

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2018.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2018.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the second quarter and first six months of 2019 and 2018 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our businesses in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The Purchase Agreement provides that the consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments for cash and debt as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million on August 1, 2018, and (ii) $80 million on September 15, 2018, if, prior to such date (A) any competition condition has not been satisfied, or (B) the closing has not yet occurred. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. We received both the $250 million payment and the $80 million payment from Knauf in the third quarter of 2018.  Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. The total consideration payable by AWI to WAVE will be determined following closing in connection with the calculation of the adjustments contemplated by the Purchase Agreement.  In addition, we have recorded within Accounts payable and accrued expenses an estimated liability payable to Knauf, triggered upon closure of the transaction for $34.3 million and $35.2 million as of June 30, 2019 and December 31, 2018, respectively, related to the current estimate of adjustments to the consideration for debt as defined in the Purchase Agreement. The remaining advance cash proceeds are separately recorded within Accounts payable and

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

accrued expenses in the Condensed Consolidated Balance Sheets.

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

On May 23, 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business. Pursuant to this Transition Services Agreement, we agreed to provide and Knauf agreed to pay us for certain transition technology and information technology support services during the period between March 18, 2019 and the date which is 12 months following closing of our transaction with Knauf.

Upon closing, we expect to also enter into (i) an intellectual property License Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business under which we will license certain patents, trademarks and know-how for their use in certain licensed territories, and (ii) a Supply Agreement with each of Knauf and the buyer of the divestment business under which the parties may continue to purchase certain products from each other following closing. WAVE will enter into similar agreements with Knauf and/or the buyer of the divestment business for such purposes.

We continue to work closely with Knauf towards closing and expect the transaction to close during the third quarter of 2019. The EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Revision of Previously Issued Financial Statements

We have revised the Condensed Consolidated Financial Statements and related notes included herein to correct an immaterial error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The immaterial correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. Notes 1, 5 and 13 have been updated to reflect the restatement. The impacts of this error correction are as follows:

Balance Sheets

	December 31, 2018
	As Reported	As Adjusted
Assets of discontinued operations	$279.5	$244.3
Total current assets	752.8	717.6
Total assets	1,873.5	1,838.3
Retained earnings	865.0	829.8
Total shareholders' equity	261.2	226.0
Total liabilities and shareholders' equity	1,873.5	1,838.3

Shareholders’ Equity

	Retained Earnings		Total Shareholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted
December 31, 2017	$633.4	$598.2	$419.3	$384.1
March 31, 2018	715.5	680.3	403.8	368.6
June 30, 2018	762.8	727.6	404.1	368.9
December 31, 2018	865.0	829.8	261.2	226.0
March 31, 2019	895.1	859.9	280.3	245.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Balance Sheets of Discontinued Operations

	December 31, 2018
	As Reported	As Adjusted
Property, plant, and equipment, less accumulated depreciation and amortization	$103.8	$68.6
Total non-current assets of discontinued operations	143.5	108.3
Total assets of discontinued operations	279.5	244.3

Accounts payable and accrued expenses

	December 31, 2018
	As Reported	As Adjusted
Advance receipt of Knauf proceeds	$237.6	$202.4
Contingent liability payable to Knauf for adjustments to cash consideration	-	35.2

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

Effective January 1, 2019, we adopted these standards using the modified retrospective transition method and have applied all practical expedients related to leases existing at the date of initial application. Upon adoption, the most significant change was to the Condensed Consolidated Balance Sheet related to the recognition of new ROU assets and lease liabilities on a continuing operations basis. Upon adoption we recognized ROU assets and lease liabilities of $29.2 million, based on the present value of the future minimum rental payments for existing operating leases. We have no leases that classify as financing arrangements. As required by the lease ASC updates, we have expanded our disclosure of leases. See Note 10 for additional information.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the aspects of accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Effective January 1, 2019, we adopted this standard using the modified retrospective transition method. Our adoption of this standard had no material impact on our financial condition, results of operations or cash flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. This guidance is effective for fiscal years ending after December 15, 2020.  We are currently evaluating the impact the adoption of this standard will have on our disclosures.

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

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Mineral Fiber	$214.1	$206.7	$410.8	$397.4
Architectural Specialties	57.9	41.9	103.3	78.5
Total net sales	$272.0	$248.6	$514.1	$475.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment operating income (loss)
Mineral Fiber	$79.4	$59.5	$127.0	$103.2
Architectural Specialties	9.5	8.6	18.7	16.9
Unallocated Corporate	(1.7)	(2.1)	(3.8)	(4.5)
Total consolidated operating income	$87.2	$66.0	$141.9	$115.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total consolidated operating income	$87.2	$66.0	$141.9	$115.6
Interest expense	9.5	9.8	19.9	19.0
Other non-operating (income), net	(5.4)	(9.1)	(10.9)	(18.1)
Earnings from continuing operations before income taxes	$83.1	$65.3	$132.9	$114.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	June 30, 2019	December 31, 2018
Segment assets
Mineral Fiber	$1,122.1	$1,096.1
Architectural Specialties	153.3	84.7
Unallocated Corporate	337.9	413.2
Total consolidated assets	$1,613.3	$1,594.0

In connection with the closing of our St. Helens, Oregon Mineral Fiber manufacturing facility in the second quarter of 2018, we recorded $4.3 million and $12.0 million in the three and six months ended June 30, 2018 in cost of goods sold related to accelerated depreciation of property, plant and equipment.

NOTE 3. REVENUE

Revenue Recognition

We recognize revenue upon transfer of control of our products to the customer, which typically occurs upon shipment. Our main performance obligation to our customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. Direct sales to building materials distributors, home centers, direct customers, and retailers represent the majority of our sales. Our standard sales terms are Free On Board (“FOB”) shipping point.  We have some sales terms that are FOB destination.  At the point of shipment, the customer is required to pay under normal sales terms. Our normal payment terms in most cases are 45 days or less and our sales arrangements do not have any material financing components. In addition, our customer arrangements do not produce contract assets or liabilities that are material to our consolidated financial statements. Within our Architectural Specialties segment, the majority of revenues are customer project driven, which includes a minority of revenues derived from the sale of customer specified customized products that have no alternative use to us. The manufacturing cycle for these custom products is short.

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

Direct customers – represents net sales to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. Only sales to U.S. customers are reported within this customer group.

Retailers and other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors and consumers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2019	2018	2019	2018
Distributors	$161.4	$156.7	$306.0	$294.4
Home centers	21.2	20.5	44.3	44.5
Direct customers	17.5	16.8	31.6	30.5
Retailers and other	14.0	12.7	28.9	28.0
Total	$214.1	$206.7	$410.8	$397.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2019	2018	2019	2018
Distributors	$37.3	$33.4	$68.8	$61.8
Direct customers	19.0	7.5	32.1	15.4
Retailers and other	1.6	1.0	2.4	1.3
Total	$57.9	$41.9	$103.3	$78.5

NOTE 4. ACQUISITIONS

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

The 2018 and 2019 acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales and operating income for the three and six months ended June 30, 2019.

NOTE 5. DISCONTINUED OPERATIONS

EMEA AND PACIFIC RIM BUSINESSES

On November 17, 2017, we agreed to sell certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf.

Each quarter we compare the anticipated sales proceeds from Knauf to the carrying value of EMEA and Pacific Rim net assets. We record an estimated loss if the carrying value exceeds the anticipated sales proceeds. Net gains can only be recorded to the extent of previous estimated losses. In 2017, we recorded an estimated loss of $74.0 million, which included $51.4 million of unfavorable Accumulated Other Comprehensive Income (“AOCI”) adjustments. In 2018, we recorded an estimated loss of $19.3 million, which included $25.5 million of unfavorable AOCI adjustments. As of June 30, 2019, we recorded an immaterial correction related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. During the three and six months ended June 30, 2019, we recorded a net loss of $6.8 million and $4.6 million, respectively. During the three and six months ended June 30, 2019, net losses included $0.6 million of unfavorable AOCI adjustments and $8.5 million of favorable AOCI adjustments, respectively. The AOCI adjustments related primarily to accumulated foreign currency translation amounts that will be subsequently reclassified from AOCI upon sale of our EMEA and Pacific Rim businesses.

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

In connection with the separation and distribution of AFI, we entered into several agreements with AFI that, together with a plan of division, provided for the separation and allocation between AWI and AFI of the flooring assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after AFI’s separation from AWI, and governed the relationship between AWI and AFI subsequent to the completion of the separation and distribution.  These agreements included a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark License Agreement and a Campus Lease Agreement.

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

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three Months Ended June 30, 2019
Net sales	$106.7	$-	$106.7
Cost of goods sold	83.2	-	83.2
Gross profit	23.5	-	23.5
Selling, general and administrative expenses	20.4	-	20.4
Operating income	3.1	-	3.1
Other non-operating expense, net	0.6	-	0.6
Earnings from discontinued operations before income tax	2.5	-	2.5
Income tax expense	4.8	-	4.8
Net (loss) from discontinued operations, net of tax	$(2.3)	$-	$(2.3)

(Loss) from disposal of discontinued businesses, before income tax	$(6.8)	$-	$(6.8)
Income tax expense	-	0.1	0.1
(Loss) from disposal of discontinued businesses, net of tax	$(6.8)	$(0.1)	$(6.9)

Net (loss) from discontinued operations	$(9.1)	$(0.1)	$(9.2)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Six Months Ended June 30, 2019
Net sales	$203.6	$-	$203.6
Cost of goods sold	158.9	-	158.9
Gross profit	44.7	-	44.7
Selling, general and administrative expenses	41.2	-	41.2
Operating income	3.5	-	3.5
Other non-operating expense, net	0.6	-	0.6
Earnings from discontinued operations before income tax	2.9	-	2.9
Income tax expense	4.7	-	4.7
Net (loss) from discontinued operations, net of tax	$(1.8)	$-	$(1.8)

(Loss) from disposal of discontinued businesses, before income tax	$(4.6)	$-	$(4.6)
Income tax expense	-	0.1	0.1
(Loss) from disposal of discontinued businesses, net of tax	$(4.6)	$(0.1)	$(4.7)

Net (loss) from discontinued operations	$(6.4)	$(0.1)	$(6.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three Months Ended June 30, 2018
Net sales	$114.6	$-	$114.6
Cost of goods sold	87.3	-	87.3
Gross profit	27.3	-	27.3
Selling, general and administrative expenses	19.7	-	19.7
Operating income	7.6	-	7.6
Interest expense	0.5	-	0.5
Other non-operating expense, net	1.4	-	1.4
Earnings from discontinued operations before income tax	5.7	-	5.7
Income tax expense	0.2	-	0.2
Net earnings from discontinued operations, net of tax	$5.5	$-	$5.5

(Loss) from disposal of discontinued businesses, before income tax	$(5.7)	$-	$(5.7)
Income tax expense	-	0.1	0.1
(Loss) from disposal of discontinued business, net of tax	$(5.7)	$(0.1)	$(5.8)

Net (loss) from discontinued operations	$(0.2)	$(0.1)	$(0.3)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Six Months Ended June 30, 2018
Net sales	$219.0	$-	$219.0
Cost of goods sold	165.1	-	165.1
Gross profit	53.9	-	53.9
Selling, general and administrative expenses	41.7	-	41.7
Operating income	12.2	-	12.2
Interest expense	0.9	-	0.9
Other non-operating expense, net	0.2	-	0.2
Earnings from discontinued operations before income tax	11.1	-	11.1
Income tax expense	1.7	-	1.7
Net earnings from discontinued operations, net of tax	$9.4	$-	$9.4

(Loss) from disposal of discontinued businesses, before income tax	$(23.4)	$-	$(23.4)
Income tax (benefit)	-	(0.3)	(0.3)
(Loss) gain from disposal of discontinued businesses, net of tax	$(23.4)	$0.3	$(23.1)

Net (loss) earnings from discontinued operations	$(14.0)	$0.3	$(13.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of June 30, 2019 and December 31, 2018 related to our EMEA and Pacific Rim businesses.

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10.0	$10.0
Accounts and notes receivable, net	57.3	56.2
Inventories, net	65.0	59.8
Income tax receivable	5.4	1.8
Other current assets	10.4	8.2
Total current assets discontinued operations	148.1	136.0
Property, plant, and equipment, less accumulated depreciation and amortization (1) (2)	69.1	68.6
Prepaid pension costs (1)	28.8	28.9
Goodwill and intangible assets, net (1)	6.8	6.8
Deferred income taxes (1)	3.5	3.0
Lease ROU assets (1)	19.3	-
Other non-current assets (1)	1.1	1.0
Total non-current assets of discontinued operations (1)	128.6	108.3
Total assets of discontinued operations (1)	$276.7	$244.3
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$76.7	$67.1
Income tax payable	2.9	1.1
Total current liabilities	79.6	68.2
Pension benefit liabilities (3)	34.4	33.8
Lease non-current liabilities (3)	11.3	-
Other long-term liabilities (3)	2.0	1.8
Deferred income taxes (3)	7.0	6.5
Total non-current liabilities of discontinued operations (3)	54.7	42.1
Total liabilities of discontinued operations (3)	$134.3	$110.3

(1)	Presented as Assets of discontinued operations on the Condensed Consolidated Balance Sheets.
(2)	Includes pre-tax estimated losses of $4.6 million recorded in the first six months of 2019. As of December 31, 2018, cumulative pre-tax estimated losses were $128.5 million.
(3)	Presented as Liabilities of discontinued operations on the Condensed Consolidated Balance Sheets.

The following is a summary of total estimated losses, capital expenditures, and operating lease information related to our EMEA and Pacific Rim businesses which are presented as discontinued operations and included as components of operating and investing cash flows on our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Estimated loss on sale to Knauf (1)	6.8	5.7	4.6	23.4
Purchases of property, plant and equipment	(1.0)	(2.0)	(1.4)	(3.2)
Operating lease cost (2)	2.6	-	4.9	-

Six Months Ended
June 30, 2019
ROU assets obtained in exchange for lease obligations (3)	24.6

(1)	Represents comparison of the EMEA and Pacific Rim net assets to the expected sales proceeds to be received upon closure of the transaction.
(2)	We do not believe the amount of cash paid for amounts included in the measurement of lease liabilities to be materially different from our operating lease cost for the six months ended June 30, 2019.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

(3)	Represents initial ROU assets recognized upon adoption on January 1, 2019. We did not obtain any new ROU assets in exchange for lease obligations during the six months ended June 30, 2019.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2019	December 31, 2018
Customer receivables	$97.5	$70.4
Miscellaneous receivables	2.3	11.5
Less allowance for warranties, discounts and losses	(3.1)	(2.0)
Accounts and notes receivable, net	$96.7	$79.9

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Miscellaneous receivables as of December 31, 2018 included $6.5 million of insurance recoveries related to environmental matters, which were collected during the first quarter of 2019.  See Note 22 for additional information.

NOTE 7. INVENTORIES

	June 30, 2019	December 31, 2018
Finished goods	$40.5	$38.8
Goods in process	5.2	4.4
Raw materials and supplies	35.9	27.8
Less LIFO reserves	(10.8)	(9.8)
Total inventories, net	$70.8	$61.2

NOTE 8. OTHER CURRENT ASSETS

	June 30, 2019	December 31, 2018
Prepaid expenses	$5.7	$4.1
Other	1.0	0.7
Total other current assets	$6.7	$4.8

NOTE 9. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE.  The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. On November 17, 2017, in connection with the Purchase Agreement we entered into with Knauf, the corresponding European and Pacific Rim businesses of WAVE will also be subject to sale to Knauf.  Accordingly, WAVE’s European and Pacific Rim historical financial statement results have been reflected in WAVE’s consolidated financial statements as a discontinued operation for all periods presented. Condensed income statement data for WAVE is summarized below on a continuing operations basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$105.5	$106.7	$202.4	$194.4
Gross profit	58.9	61.6	111.5	109.4
Net earnings	43.2	49.2	83.4	84.8

NOTE 10. LEASES

We enter into operating leases for certain real estate, equipment and automobiles. Our leases have remaining lease terms of 1 to 14 years. Several leases include options for us to purchase leased items at fair value or renew for up to 5 years, or multiple 5-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our ROU assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

We have lease agreements with lease and non-lease components, which are accounted for separately. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight line basis over the lease term. Short-term lease expense was not material for the three and six months ended June 30, 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information that is available at the lease commencement date to compute the present value of lease payments. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of June 30, 2019, we do not have any financing leases and we have no additional operating leases that have not yet commenced.

As noted in Note 1, effective January 1, 2019, we adopted ASC Topic 842 – Leases using the modified retrospective transition method.  As such, we did not restate financial statement and lease disclosure data for all periods prior to January 1, 2019, which was prepared in accordance with ASC Topic 840 – Leases.

The following tables present our operating lease cost and supplemental cash flow information related to our operating leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1.7	$3.3

Six Months Ended
June 30, 2019
ROU assets obtained in exchange for lease obligations (1)	35.6

(1)	Includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

We do not believe the amount of cash paid for amounts included in the measurement of lease liabilities to be materially different from our operating lease cost for the six months ended June 30, 2019.

The following table presents supplemental balance sheet information related to our operating leases:

	Balance Sheet Classification	June 30, 2019
ROU assets	Lease right-of-use assets	$30.3
Current lease liabilities	Accounts payable and accrued expenses	5.1
Non-current lease liabilities	Lease non-current liabilities	25.2

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

June 30, 2019
Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	4.9%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Undiscounted future minimum lease payments as of June 30, 2019, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Maturities of Lease Liabilities
2019 (1)	$3.2
2020	6.1
2021	5.2
2022	4.4
2023	3.9
Thereafter	14.4
Total lease payments	37.2
Less interest	(6.9)
Present value of lease liabilities	$30.3

(1)	Scheduled maturities of lease liabilities represents the time period of July 1, 2019 to December 31, 2019.

Future minimum lease payments as of December 31, 2018, by year and in the aggregate, having non-cancelable lease terms in excess of one year were expected to be as follows:

Total Minimum Lease Payments
2019	$5.3
2020	4.7
2021	4.2
2022	3.7
2023	2.2
Thereafter	4.7
Total	$24.8

Rent expense was $6.1 million in 2018.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of June 30, 2019 and December 31, 2018.

		June 30, 2019		December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$188.9	$108.8	$181.4	$103.0
Developed technology	15 years	84.7	69.3	84.3	66.5
Trademarks and brand names	5-20 years	3.9	0.3	1.1	0.2
Other	Various	7.7	2.1	5.6	1.2
Total		$285.2	$180.5	$272.4	$170.9
Goodwill and non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.4		321.3
Goodwill	Indefinite	40.8		19.2
Total goodwill and intangible assets		$647.4		$612.9

	Six Months Ended
	June 30,
	2019	2018
Amortization expense	$9.5	$7.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 12. OTHER NON-CURRENT ASSETS

	June 30, 2019	December 31, 2018
Cash surrender value of Company owned life insurance policies	$54.5	$54.3
Fair value of derivative assets	2.4	9.6
Other	3.2	4.6
Total other non-current assets	$60.1	$68.5

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2019	December 31, 2018
Payables, trade and other	$71.7	$82.2
Current portion of lease liabilities	5.1	-
Employment costs	10.4	18.6
Current portion of pension and postretirement liabilities	11.1	10.9
Advance receipt of Knauf proceeds	203.3	202.4
Contingent liability payable to Knauf for adjustments to cash consideration	34.3	35.2
Payable to WAVE for advance receipt of Knauf proceeds	22.4	22.4
Current portion of environmental liabilities	9.7	0.7
Other	10.3	10.9
Total accounts payable and accrued expenses	$378.3	$383.3

NOTE 14. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings from continuing operations before income taxes	$83.1	$65.3	$132.9	$114.7
Income tax expense	19.4	17.7	32.8	25.9
Effective tax rate	23.3%	27.1%	24.6%	22.6%

Changes in the effective tax rate for the second quarter and first half of 2019, as compared to the same periods in 2018, were largely driven by the amount and timing of share-based compensation deductions.  The effective tax rate for the first six months of 2019 was higher than the comparable period of 2018 primarily due to a decrease in favorable share-based compensation deductions occurring in the first half of 2019 as compared to the first half of 2018.

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

NOTE 15. DEBT

As of June 30, 2019 and December 31, 2018, our long-term debt included borrowings outstanding under our $1,050.0 million variable rate senior credit facility, which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  As of June 30, 2019 and December 31, 2018, there were no borrowings outstanding on our revolving credit facility. As of June 30, 2019 and December 31, 2018, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a U.S. plant in prior years. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. As of June 30, 2019, this amount remains a component of Long-term debt, less current installments on our Condensed Consolidated Balance Sheets.

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

	June 30, 2019
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$36.2	$36.2	$-
Bi-lateral facility	25.0	11.4	13.6
Revolving credit facility	150.0	-	150.0
Total	$211.2	$47.6	$163.6

As of December 31, 2018, $6.0 million of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Condensed Consolidated Balance Sheets. As of June 30, 2019, no amounts were classified as restricted cash.

As of June 30, 2019, we had a $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2020. Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of June 30, 2019, we had no borrowings under this facility.

NOTE 16. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.2	$1.5	$2.4	$2.9
Interest cost on projected benefit obligation	12.6	11.6	25.2	23.1
Expected return on plan assets	(20.0)	(24.0)	(40.1)	(48.0)
Amortization of net actuarial loss	4.8	5.0	9.6	10.0
Net periodic pension (credit)	$(1.4)	$(5.9)	$(2.9)	$(12.0)
Retiree health and life insurance benefits
Service cost of benefits earned during the period	$-	$0.1	$-	$0.1
Interest cost on projected benefit obligation	0.6	0.7	1.2	1.3
Amortization of prior service credit	(0.1)	-	(0.1)	-
Amortization of net actuarial gain	(2.0)	(1.4)	(4.2)	(2.8)
Net periodic postretirement (credit)	$(1.5)	$(0.6)	$(3.1)	$(1.4)

We also have an unfunded defined benefit pension plan in Germany, which will not be acquired by Knauf in connection with the announced sale of our EMEA and Pacific Rim segments that is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2019 and 2018.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	June 30, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(liabilities), net:
Total long-term debt, including current portion	$(797.1)	$(797.4)	$(819.8)	$(811.3)
Interest rate swap contracts	(13.5)	(13.5)	3.5	3.5

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

The fair value measurement of interest rate swap contracts measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets were valued using Level 2 (other observable) inputs as of June 30, 2019 and December 31, 2018. We do not have any financial assets or liabilities that are valued using Level 1 (quoted, active market) or Level 3 (unobservable) inputs as of June 30, 2019 and December 31, 2018.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Commodity Price Risk

We purchase natural gas and other various commodities for use in the manufacturing process.   Although we are exposed to fluctuations in commodity pricing, we currently have no outstanding commodity derivative hedge positions.

Currency Rate Risk – Sales and Purchases

Upon completion of the sale of our EMEA and Pacific Rim businesses, and on a continuing operations basis as of June 30, 2019, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis. We currently do not expect to enter into any foreign exchange derivative products.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of June 30, 2019:

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2019 and December 31, 2018.  We had no derivative assets or liabilities not designated as hedging instruments as of June 30, 2019 or December 31, 2018.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swap contracts	Other non-current assets	$2.4	$9.6	Other long-term liabilities	$15.9	$6.1

	Amount of Gain (Loss) Recognized in AOCI		Location of (Loss) Reclassified from AOCI into Income	(Loss) Reclassified from AOCI into Income
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$-	$0.2	Cost of goods sold	$-	$-	$-	$(0.4)
Foreign exchange contracts – purchases	-	0.1	Cost of goods sold	-	-	-	-
Foreign exchange contracts – sales	-	0.7	Net sales	-	(0.1)	-	(0.3)
Interest rate swap contracts	(18.7)	4.3	Interest expense	(0.4)	(0.3)	(1.0)	(0.8)
Total	$(18.7)	$5.3	Total (loss) from continuing operations	$(0.4)	$(0.4)	$(1.0)	$(1.5)
			Total (loss) from discontinued operations	-	-	-	(0.1)
			Total (loss)	$(0.4)	$(0.4)	$(1.0)	$(1.6)

As of June 30, 2019, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $2.1 million.

NOTE 19.  OTHER LONG-TERM LIABILITIES

	June 30, 2019	December 31, 2018
Long-term deferred compensation arrangements	$13.8	$14.0
Environmental liabilities	1.6	11.7
Fair value of derivative liabilities	15.9	6.1
Other	6.6	6.2
Total other long-term liabilities	$37.9	$38.0

NOTE 20.  SHAREHOLDERS’ EQUITY

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

During the six months ended June 30, 2019, we repurchased 0.6 million shares under the Program for a total cost of $48.1 million, or an average price of $74.24 per share. Since inception of the Program, through June 30, 2019, including the ASR, we have repurchased 8.3 million shares under the Program for a total cost of $478.7 million, or an average price of $57.42 per share.

Dividends

In February and April 2019, our Board of Directors declared $0.175 per share quarterly dividends, which were paid to shareholders in March and May 2019, respectively. On July 23, 2019, our Board of Directors declared a $0.175 per share quarterly dividend to be paid in August 2019.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2019	$(69.4)	$0.3	$(387.4)	$(456.5)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, $2.9, ($0.8) and $2.1	0.7	(8.4)	0.7	(7.0)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.3	2.2	2.5
Net current period other comprehensive income (loss)	0.7	(8.1)	2.9	(4.5)
Balance, June 30, 2019	$(68.7)	$(7.8)	$(384.5)	$(461.0)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, $4.8, ($1.0) and $3.8	6.0	(14.0)	1.4	(6.6)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.8	4.3	5.1
Net current period other comprehensive income (loss)	6.0	(13.2)	5.7	(1.5)
Balance, June 30, 2019	$(68.7)	$(7.8)	$(384.5)	$(461.0)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) Income (1)
Balance, March 31, 2018	$(41.2)	$8.0	$(355.5)	$(388.7)
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $ -, $0.2, ($0.1) and $0.1	(20.8)	1.7	0.1	(19.0)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.3	3.0	3.3
Net current period other comprehensive (loss) income	(20.8)	2.0	3.1	(15.7)
Balance, June 30, 2018	$(62.0)	$10.0	$(352.4)	$(404.4)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) Income (1)
Balance, December 31, 2017	$(47.1)	$3.5	$(302.3)	$(345.9)
Impact of ASU 2018-02 adoption	-	0.7	(55.0)	(54.3)
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $ -, ($0.8), $0.2 and ($0.6)	(14.9)	4.6	(0.9)	(11.2)
Amounts reclassified from accumulated other comprehensive (loss)	-	1.2	5.8	7.0
Net current period other comprehensive (loss) income	(14.9)	5.8	4.9	(4.2)
Balance, June 30, 2018	$(62.0)	$10.0	$(352.4)	$(404.4)
(1)	Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) (1)				Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivative Adjustments:
Natural gas commodity contracts	$-	$-	$-	$0.4	Cost of goods sold
Foreign exchange contracts - purchases	-	-	-	0.1	Cost of goods sold
Foreign exchange contracts - sales	-	0.1	-	0.3	Net sales
Interest rate swap contracts	0.4	0.3	1.0	0.8	Interest expense
Total loss, before tax	0.4	0.4	1.0	1.6
Tax impact	(0.1)	(0.1)	(0.2)	(0.4)	Income tax expense
Total loss, net of tax	0.3	0.3	0.8	1.2

Pension and Postretirement Adjustments:
Amortization of net actuarial loss	2.7	3.7	5.4	7.3	Other non-operating (income), net
Total expense, before tax	2.7	3.7	5.4	7.3
Tax impact	(0.5)	(0.7)	(1.1)	(1.5)	Income tax expense
Total expense, net of tax	2.2	3.0	4.3	5.8
Total reclassifications for the period	$2.5	$3.3	$5.1	$7.0
(1)	Includes activity from discontinued operations.

NOTE 22. LITIGATION AND RELATED MATTERS

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In each location, we are one of multiple potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  We are currently pursuing coverage and recoveries under those policies with respect to certain of the sites, including the St. Helens, OR site, the Macon, GA site and the Elizabeth City, NC site, each of which is summarized below.  These efforts have included two active and independent litigation matters against legacy primary and excess policy insurance carriers for recovery of fees and costs incurred by us in connection with our investigation and remediation activities for such sites.  As described below, the litigation matter in Oregon relating to the St. Helens, OR site was dismissed in the second quarter of 2019 in connection with our settlement with the State of Oregon.  Other than disclosed below, we are unable to predict the outcome of these matters or the timing of any recoveries, whether through settlement or otherwise.  We are also unable to predict the extent to which any recoveries might cover our final share of investigation and remediation costs for these sites.  Our final share of investigation and remediation costs may exceed any such recoveries, and such amounts net of insurance recoveries may be material.

In 2017 and 2018, we entered settlement agreements totaling $37.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $28.3 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. All of these cash settlements have been released to us from escrow, including $6.5 million received in the first six months of 2019. In the first six months of 2019, we entered into one new settlement agreement for $1.7 million and received additional $0.4 million payments related to previous settlements with different carriers. These settlements were recorded as a $2.1 million reduction to SG&A expenses. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

On September 30, 2016, Kaiser filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (Case No. 16-31602) (the “Bankruptcy Court”).  AWI, OC and the ODEQ have all been included on the master list of potential creditors filed with the Bankruptcy Court for notice purposes.  By order dated October 14, 2016, the Bankruptcy Court formed a statutory committee of unsecured creditors, to which we were appointed to serve, along with OC and The Boeing Company.  The Committee is charged with, among other things, maximizing recovery of all unsecured creditor claims, including claims of AWI and ODEQ.  Noticed parties submitted claims to the Bankruptcy Court on September 13, 2017.  The Chapter 11 case impacted Kaiser’s ongoing participation in the RI/FS process, as well as the ODEQ Consent Order and cost sharing agreements.

In November 2017, we participated in voluntary mediation with ODEQ, OC and Kaiser to negotiate a resolution that would discharge Potentially Responsible Parties (“PRPs”) liability for the site.  As a result of the mediation, on February 1, 2018, ODEQ issued a Public Notice and a proposed consent judgment (“Consent Judgment”) recommending that, in exchange for a release from ODEQ for all contamination claims against us, we would pay $8.6 million to the State of Oregon and perform a previously scoped remedial

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

action for the Upland area.  During the fourth quarter of 2017, we increased our reserve for environmental liabilities by $8.6 million as a result of this pending settlement with the State of Oregon.

Kaiser filed objections to the ODEQ proof of claim and AWI’s proof of claim and sought discovery related to the determination of costs incurred by the parties at the site.  On November 26, 2018, Kaiser filed a complaint against AWI seeking monetary damages and declaratory relief including cost recovery and/or contributions from AWI in connection with the environmental costs incurred by Kaiser at St. Helens.  On March 1, 2019, we entered into a settlement agreement with Kaiser resolving all claims between us. In exchange for a payment of $1.0 million, Kaiser agreed to withdraw its appeal of the automatic stay imposed by the bankruptcy as it applies to the Consent Judgment, dismiss its complaint against AWI, and refrain from filing any objections to the Consent Judgment once filed with the Columbia County Circuit Court. The Bankruptcy Court approved our settlement with Kaiser on March 14, 2019.  Our settlement with Kaiser was also conditioned on the effectiveness of a pending settlement between ODEQ and Kaiser, which was approved on May 2, 2019.  Kaiser subsequently dismissed its complaints against us.

On April 5, 2018, ODEQ issued Public Notice of the Remedial Action for the Upland area and subsequently responded to public comments. On June 26, 2018, ODEQ published its Record of Decision confirming the selected remedial action required for the Upland area. The Consent Judgment was entered by the Columbia County Circuit Court on June 19, 2019. Upon the expiration of a thirty day appeal period on the entered Consent Judgment, we will complete the remedial action for the Upland area as set forth in the Record of Decision and negotiated work plan, complete the final administrative steps required by the Consent Judgment, and remit the $8.6 million payment to the State of Oregon.  These steps will complete our obligations under the Consent Judgment and effectively resolve and conclude the matter with ODEQ.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill,” also known as “Operable Unit 1”).  After completing an investigation of the WWTP Landfill and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action.  The Operable Unit 1 response action for the WWTP Landfill is complete and the final report was submitted to the EPA on October 11, 2016.  The EPA approved the final report on November 28, 2016, and a Post-Removal Control Plan (the “Plan”) was submitted to the EPA on March 28, 2017. That Plan will monitor the effectiveness of the WWTP Landfill response action and our estimate of future liabilities includes these tasks.

It is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other PRPs received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We and the other PRPs entered into a settlement agreement with the EPA effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan in the second quarter of 2019. While the investigative work on this portion of the site has not yet commenced, we anticipate that the EPA will require significant investigative work for Operable Unit 2 and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the costs or the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.   The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA has evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, AWI and CBS submitted a good faith offer to EPA on May 28, 2019.

Summary of Financial Position

Total liabilities of $11.3 million as of June 30, 2019 and $12.4 million as of December 31, 2018 were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  As of June 30, 2019 and December 31, 2018, $9.7 million and $0.7 million were reflected within Accounts payable and accrued expenses with respect to environmental liabilities. During the three and six months ended June 30, 2019, we recorded $1.0 million of additional reserves. During the three and six months ended June 30, 2018, we did not record any additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available, and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries as assets in the Condensed Consolidated Balance Sheets when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold and SG&A expenses, which are the same income statement categories where environmental expenditures were historically recorded.  Insurance recoveries in excess of historical environmental spending, are recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) (“Rockfon”) filed litigation against us in the United States District Court for the District of Delaware (the “Court”) alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  On April 3, 2019, we entered into a confidential settlement agreement with Rockfon to fully resolve the litigation between us, and Rockfon filed a Stipulation of Dismissal with Prejudice (“Dismissal”) with the Court.  Pursuant to the Dismissal, Rockfon formally dismissed all claims it had against AWI with prejudice.  All claims in the litigation have been fully and finally dismissed and released with AWI making a payment to Rockfon for its costs, expenses and attorneys’ fees.  Pursuant to the settlement, both parties acknowledged that (a) AWI denies all claims of wrongdoing and makes no admission of wrongdoing or of the truth of any of the claims or allegations contained in Rockfon’s complaint or otherwise alleged in the litigation; (b) all AWI exclusive distribution locations (i.e., any location where a reseller has agreed to sell only AWI ceiling system products) will remain exclusive to AWI under their respective distribution agreements, and (c) in all other non-exclusive or “open” distribution locations, resellers are free to purchase and resell ceiling systems products of any manufacturer at their discretion. During the first six months of 2019, we incurred $19.7 million of expenses in connection with the matter, primarily relating to legal and professional fees incurred by us in connection with the litigation, including expenses and attorney’s fees paid under the settlement agreement. As a result of the settlement and Dismissal, we do not expect to incur additional future costs or expenses relating to the matter.

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

NOTE 23. EARNINGS PER SHARE

Earnings per share (“EPS”) components may not add due to rounding.

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings from continuing operations	$63.7	$47.6	$100.1	$88.8
Earnings allocated to participating non-vested share awards	(0.1)	(0.2)	(0.2)	(0.3)
Earnings from continuing operations attributable to common shares	$63.6	$47.4	$99.9	$88.5

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2019 and 2018 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic shares outstanding	49.0	51.9	48.8	52.5
Dilutive effect of common stock equivalents	0.8	0.7	0.8	0.7
Diluted shares outstanding	49.8	52.6	49.6	53.2

Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2019 were 19 and 15,195, respectively. There were no anti-dilutive stock awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2018.

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

On November 17, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Knauf International GmbH (“Knauf”), to sell certain subsidiaries comprising our businesses in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest. The Purchase Agreement provides that the consideration to be paid by Knauf in connection with the sale is $330.0 million in cash, inclusive of amounts due to WAVE, subject to certain adjustments for cash and debt as provided in the Purchase Agreement, including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million on August 1, 2018, and (ii) $80 million on September 15, 2018, if, prior to such date (A) any competition condition has not been satisfied, or (B) the closing has not yet occurred. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. We received both the $250 million payment and the $80 million payment from Knauf in the third quarter of 2018.  Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We also recorded a $22.4 million payable to WAVE, which is reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.  The total consideration payable by AWI to WAVE will be determined following closing in connection with the calculation of the adjustments contemplated by the Purchase Agreement.  In addition, we have recorded within Accounts payable and accrued expenses an estimated liability payable to Knauf, triggered upon closure of the transaction for $34.3 million and $35.2 million as of  June 30, 2019 and December 31, 2018, respectively, related to the current estimate of adjustments to the consideration for debt as defined in the Purchase Agreement. The remaining advance cash proceeds are separately recorded within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of WAVE, located in Team Valley, UK.  The terms of the sale of the divestment business by Knauf and the identity of the purchaser are subject to the approval of the European Commission.

On May 23, 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business. Pursuant to this Transition Services Agreement, we agreed to provide and Knauf agreed to pay us for certain transition technology and information technology support services during the period between March 18, 2019 and the date which is 12 months following closing of our transaction with Knauf.

Upon closing, we expect to also enter into (i) an intellectual property License Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business under which we will license certain patents, trademarks and know-how for their use in certain licensed territories, and (ii) a Supply Agreement with each of Knauf and the buyer of the divestment business under which the parties may continue to purchase certain products from each other following closing. WAVE will enter into similar agreements with Knauf and/or the buyer of the divestment business for such purposes.

We continue to work closely with Knauf towards closing and expect the transaction to close during the third quarter of 2019. The EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

As of June 30, 2019, we had 19 manufacturing plants in eight countries, including ten plants located within the U.S, which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During the first quarter of 2019, as part of our acquisition of ACGI, we acquired one additional plant located in Missouri. We have one idle mineral fiber plant in China, reported as a component of our Unallocated Corporate segment as it is not included in the pending sale to Knauf.  Upon closure of the sale of our EMEA and Pacific Rim businesses, we will have 13 plants, including ten plants in the U.S, two plants in Canada and the idle plant in China.

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

In addition, we noted several factors and trends within our markets that directly affected our business performance during the second quarter of 2019 compared to the second quarter of 2018.

In our Mineral Fiber segment, we experienced lower volume activity, most notably due to softer demand for lower end products.  In our Architectural Specialties segment, we experienced strong growth due to the impact of recent acquisitions and increased market penetration and new construction activity.

Average Unit Value.  We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions.  Additionally, we offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.  In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues.  We estimate that favorable AUV increased our Mineral Fiber and total consolidated net sales for the three and six months ended June 30, 2019 by approximately $13 million and $31 million, respectively, compared to the same periods in 2018.  Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, manufactured by us and sourced, that vary by project.  As such, we do not track AUV performance for this segment, but rather attribute all changes in net sales to volume.

In the second quarter of 2019, we announced price increases on Mineral Fiber ceiling tile and grid products to be effective in the third quarter of 2019.  We may implement additional pricing actions based on numerous factors, most notably upon future movements in raw material prices and sourced product costs.

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

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, steel, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  For the three and six months ended June 30, 2019, costs for raw materials and energy negatively impacted operating income by $1 million and $2 million, respectively, compared to the same periods in 2018.

Employees

As of June 30, 2019 and December 31, 2018, we had approximately 4,200 and 4,000 full-time and part-time employees, respectively. The increase is primarily due to the ACGI acquisition in March 2019. Excluding our EMEA and Pacific Rim businesses, we had approximately 2,400 and 2,200 employees as of June 30, 2019 and December 31, 2018, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF CONTINUING OPERATIONS

Unless otherwise indicated, net sales in these results of continuing operations are reported based upon the AWI location where the sale was made. Please refer to Notes 2 and 5 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2019	2018	Change is Favorable
Three Months Ended June 30,
Total consolidated net sales	$272.0	$248.6	9.4%
Operating income	$87.2	$66.0	32.1%

Six Months Ended June 30,
Total consolidated net sales	$514.1	$475.9	8.0%
Operating income	$141.9	$115.6	22.8%

Consolidated net sales for the second quarter of 2019 increased 9.4% over the same period in 2018 due to favorable AUV of $13 million and higher volumes of $10 million.  Mineral Fiber net sales increased by $7 million and Architectural Specialties net sales increased by $16 million, with the 2018 and 2019 acquisitions (the “Acquisitions”) contributing $11 million. Consolidated net sales for the first six months of 2019 increased 8.0% due to favorable AUV of $31 million and higher volumes of $7 million. Mineral Fiber net sales increased $13 million and Architectural Specialties net sales increased by $25 million, with the Acquisitions contributing $18 million.

Cost of goods sold in the second quarter of 2019 was 62.0% of net sales, compared to 66.7% for the same period in 2018. Cost of goods sold in the first six months of 2019 was 62.1% of net sales compared to 67.7% for the same period in 2018. The decreases in cost of goods sold as a percent of net sales for the second quarter and first six months of 2019 were primarily due to 2019 savings from the closure of our St. Helens manufacturing plant during the second quarter of 2018 combined with the absence of $6 million and $18 million, respectively, of accelerated depreciation attributable to the plant. Partially offsetting the impact of the plant closure were increases in cost of goods sold for the second quarter and first six months of 2019 of $10 million and $15 million, respectively, due to the Acquisitions.

SG&A expenses in the second quarter of 2019 were $37.4 million, or 13.8% of net sales, compared to $40.9 million, or 16.5% of net sales, for the same period in 2018. SG&A for the first six months of 2019 were $93.0 million, or 18.1% of net sales, compared to $78.4 million, or 16.5% of net sales, for the same period in 2018. The decrease in SG&A expenses for the second quarter of 2019 were primarily due to a $3 million reduction in legal and professional fees, a $1 million increase in environmental insurance settlements, net of expenses, and a decrease in selling expenses.  Partially offsetting these impacts was a $2 million increase in intangible asset amortization expenses due to the Acquisitions.

The increase in SG&A expenses in the first half of 2019 was primarily due to a $16 million increase in legal and professional fees, including expenses and attorney’s fees paid under the settlement agreement of a lawsuit filed against us alleging anticompetitive conduct by Roxul USA, Inc. (“Rockfon”) and a $2 million increase in intangible asset amortization expenses due to the Acquisitions.  These increases were partially offset by a $2 million increase in environmental insurance settlement gains, net of expenses, and a reduction in selling expenses.

Equity earnings from our WAVE joint venture were $21.2 million for the second quarter of 2019, compared to $24.2 million in the second quarter of 2018. Equity earnings from our WAVE joint venture were $40.1 for the first six months of 2019, compared to $40.5 million in the first six months of 2018. Earnings decreased for both periods as a result of lower volumes, partially offset by increases in AUV.  Also negatively impacting WAVE equity earnings was a $1 million partial pension settlement charge in the second quarter and first six months of 2019.  See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $9.5 million for the second quarter of 2019 compared to $9.8 million in the second quarter of 2018. The decrease was driven by interest rate hedging activity, partially offset by higher floating interest rates. Interest expense was $19.9 million for the first six months of 2019 compared to $19.0 million in the first six months of 2018. The increase was due to higher floating interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other non-operating income, net was $5.4 million for the second quarter of 2019 compared to $9.1 million in the second quarter of 2018.  Other non-operating income, net was $10.9 million for the first six months of 2019 compared to $18.1 million in the first six months of 2018. The decrease in both periods was primarily related to lower credits from non-service cost components of pension and postretirement net periodic benefit costs. See Note 16 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $19.4 million for the second quarter of 2019 compared to $17.7 million in the second quarter of 2018.  The effective tax rate for the second quarter of 2019 was 23.3% as compared to 27.1% for the same period of 2018. The effective tax rate was lower primarily due to the amount of excess tax benefits of share-based compensation deductions in the second quarter of 2019 as compared to the second quarter of 2018. Income tax expense was $32.8 million for the first six months of 2019 compared to $25.9 million in the first six months of 2018. The effective tax rate of the first six months of 2019 was 24.6% as compared to 22.6% for the same period of 2018. The effective tax rate for the first six months of 2019 was higher compared to the same period in 2018 due to the amount and timing of share-based compensation excess tax benefits in the first six months of 2019 as compared to the comparable 2018 period.

Total Other Comprehensive Loss (“OCL”) was $4.5 million in the second quarter of 2019 compared to $15.7 million for the second quarter of 2018. Total OCL was $1.5 million in the first six months of 2019 compared to $4.2 million for the first six months of 2018. The change in OCL in both periods was primarily driven by derivative losses and foreign currency translation adjustments. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCL. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the second quarter of 2019 were driven primarily by changes in the exchange rates of the British pound and the Russian ruble. Amounts in the first six months of 2019 were driven primarily by changes in the exchange rates of the Russian ruble and the Canadian dollar. Amounts in the second quarter and first six months of 2018 were driven primarily by changes in the exchange rates of the Russian ruble and the British pound.  Also impacting the change in OCL in both periods was pension and postretirement adjustments. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.
REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2019	2018	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$214.1	$206.7	3.6%
Operating income	$79.4	$59.5	33.4%

Six Months Ended June 30,
Total segment net sales	$410.8	$397.4	3.4%
Operating income	$127.0	$103.2	23.1%

Net sales increased in the second quarter of 2019 due to favorable AUV of $13 million, partially offset by lower volumes of $6 million, primarily due to a decrease in sales of lower end ceiling tile products.  The increase in net sales for the first six months of 2019 was due to favorable AUV of $31 million, partially offset by lower volumes of $18 million. Favorable AUV for the three and six months ended June 30, 2019 as compared to 2018 was due to favorable price and improved mix from the sale of higher end ceiling tile products.

Operating income increased in the second quarter of 2019 due to $11 million of favorable AUV and a $7 million benefit due to 2019 savings from the closure of our St. Helens manufacturing plant during the second quarter of 2018 combined with the absence of 2018 accelerated depreciation attributable to the plant.  Also contributing to the increase in operating income was a $3 million reduction in legal and professional fees, a $2 million reduction in severance charges, a $2 million increase in Company owned life insurance gains, a $1 million increase in environmental insurance settlements, net of expenses, and a $1 million decrease in selling expenses.  Partially offsetting these decreases in operating expenses was a $3 million negative impact from lower volumes, a $3 million decrease in WAVE equity earnings and a $2 million increase in manufacturing costs.

Operating income increased in the first six months of 2019 due to $26 million of favorable AUV and an $18 million benefit from the closure of our St. Helens manufacturing plant, combined with the absence of 2018 accelerated depreciation attributable to the plant.  Also contributing to the increase in operating income was a $3 million increase in Company owned life insurance gains, a $2 million reduction in severance charges, a $2 million increase in environmental insurance settlements, net of expenses, and a $1 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease in selling expenses.  Partially offsetting these decreases was a $16 million increase in costs associated with the aforementioned Rockfon lawsuit, an $11 million negative impact from lower volumes and a $5 million increase in manufacturing costs.

Architectural Specialties

(dollar amounts in millions)

	2019	2018	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$57.9	$41.9	38.2%
Operating income	$9.5	$8.6	10.5%

Six Months Ended June 30,
Total segment net sales	$103.3	$78.5	31.6%
Operating income	$18.7	$16.9	10.7%

Net sales for the second quarter and first six months of 2019 increased due to the Acquisitions and higher volumes from increased market penetration and new construction activity.

Operating income for the second quarter and first six months of 2019 increased due to the positive impact of higher sales volume, partially offset by additional investments in selling and design capacities and intangible asset amortization expense related to the Acquisitions.

Unallocated Corporate

Unallocated corporate expenses were $2 million for the second quarter of 2019 and 2018. Unallocated corporate expenses were $4 million for the first six months of 2019 compared to expenses of $5 million in the first six months of 2018. The decline in the first six months was primarily due to lower service cost associated with our RIP.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations.

Operating activities in the first six months of 2019 provided $47.0 million of cash, compared to $89.0 million in the first six months of 2018. The decrease was primarily due to changes in working capital, most notably a decrease in receipts of environmental insurance settlements in the first six months of 2019 as compared to the same period for 2018 and a decrease in trade payables.  Also contributing to the decrease was an increase in income tax payments, partially offset by higher cash earnings.

Net cash used for investing activities was $31.6 million for the first six months of 2019, compared to $1.3 million for the first six months of 2018. The decrease resulted primarily from higher acquisition payments.

Net cash used for financing activities was $102.6 million for the first six months of 2019, compared to $105.8 million during the first six months of 2018. The favorable change in use of cash was primarily due to lower repurchases of outstanding common stock, partially offset by higher share tax withholding from employee stock awards and the payment of dividends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.  As of June 30, 2019, our long-term debt included borrowings outstanding under our $1,050.0 million variable rate senior credit facility, which is comprised of a $200.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit), a $600.0 million Term Loan A and a $250.0 million Term Loan B.  The $1,050.0 million senior credit facility is secured by U.S. personal property, the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first tier foreign subsidiaries. The unpaid balances of Term Loan A, the revolving credit facility and Term Loan B may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A or Term Loan B may not be re-borrowed. As of June 30, 2019, total borrowings outstanding under our senior credit facility were $525.0 million under Term Loan A and $241.9 million under Term Loan B.  There were no borrowings outstanding under the revolving credit facility as of June 30, 2019.

On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. As of June 30, 2019, this amount remains a component of Long-term debt, less current installments on our Condensed Consolidated Balance Sheets.

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

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the Consolidated Net Leverage Ratio to be less than or equal to 3.75 to 1.0.  As of June 30, 2019, we were in compliance with all covenants of the senior credit facility.

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

As of June 30, 2019, our outstanding long-term debt also included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased. This bond is backed by letters of credit, which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase any portion of the bond.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2019, we had $240.3 million of cash and cash equivalents, $194.2 million in the U.S and $46.1 million in various foreign jurisdictions.  In connection with the sale of our EMEA and Pacific Rim businesses, we intend to repatriate, or receive consideration from Knauf for, substantially all cash held in the divested entities.  Pursuant to our agreement with Knauf, Knauf will reimburse us for any cash balances in the divested entities, subject only to a cumulative $10 million limit for certain specific countries.  See Note 1 to the Condensed Consolidated Financial Statements for additional information.

As of June 30, 2019, we had a $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2020. Under our Accounts Receivable Securitization Facility we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.  As of June 30, 2019, we had no borrowings under this facility.

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

	June 30, 2019
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$36.2	$36.2	$-
Bi-lateral facility	25.0	11.4	13.6
Revolving credit facility	150.0	-	150.0
Total	$211.2	$47.6	$163.6

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2019, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate adoption of the standard on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 22 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no other material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2019	225,738	$81.29	-	$280,008,080
May 1 – 31, 2019	224,293	$87.91	224,070	$260,310,251
June 1 – 30, 2019	91,997	$91.42	91,935	$251,905,589
Total	542,028		316,005

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

During the six months ended June 30, 2019, we repurchased 0.6 million shares under the Program for a total cost of $48.1 million, or an average price of $74.24 per share.  Since inception of the Program, through June 30, 2019, including the ASR, we have repurchased 8.3 million shares under the Program for a total cost of $478.7 million, or an average price of $57.42 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	XBRL Taxonomy Extension Schema. †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	XBRL Taxonomy Extension Label Linkbase. †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. †

†	Filed herewith.

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

Date:  July 29, 2019