Form 10-Q
period 2019-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2019-10-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 23, 2019 – 48,497,950.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$277.1	$260.5	$791.2	$736.4
Cost of goods sold	165.4	162.6	484.7	485.0
Gross profit	111.7	97.9	306.5	251.4
Selling, general and administrative expenses	41.3	35.3	134.3	113.7
Equity earnings from joint venture	(42.9)	(18.7)	(83.0)	(59.2)
Operating income	113.3	81.3	255.2	196.9
Interest expense	11.7	9.9	31.6	28.9
Other non-operating (income), net	(5.1)	(9.2)	(16.0)	(27.3)
Earnings from continuing operations before income taxes	106.7	80.6	239.6	195.3
Income tax expense	16.0	16.4	48.8	42.3
Earnings from continuing operations	90.7	64.2	190.8	153.0
Net earnings from discontinued operations, net of tax expense (benefit) of $2.5, ($0.5), $7.2 and $1.2	4.8	5.0	3.0	14.4
(Loss) gain from disposal of discontinued businesses, net of tax (benefit) of ($5.0), ($4.6), ($4.9) and ($4.9)	(22.3)	7.0	(27.0)	(16.1)
Net (loss) gain from discontinued operations	(17.5)	12.0	(24.0)	(1.7)
Net earnings	$73.2	$76.2	$166.8	$151.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	78.6	(7.0)	84.6	(21.9)
Derivative (loss) gain, net	(2.7)	(0.5)	(15.9)	5.3
Pension and postretirement adjustments	5.5	2.7	11.2	7.6
Total other comprehensive income (loss)	81.4	(4.8)	79.9	(9.0)
Total comprehensive income	$154.6	$71.4	$246.7	$142.3
Earnings per share of common stock, continuing operations:
Basic	$1.86	$1.26	$3.90	$2.94
Diluted	$1.83	$1.23	$3.84	$2.89
(Loss) earnings per share of common stock, discontinued operations:
Basic	$(0.36)	$0.24	$(0.49)	$(0.03)
Diluted	$(0.35)	$0.23	$(0.48)	$(0.03)
Net earnings per share of common stock:
Basic	$1.50	$1.50	$3.41	$2.91
Diluted	$1.48	$1.46	$3.36	$2.86
Average number of common shares outstanding:
Basic	48.7	50.7	48.8	51.9
Diluted	49.5	51.9	49.6	52.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$98.0	$325.7
Accounts and notes receivable, net	88.8	79.9
Inventories, net	69.4	61.2
Assets of discontinued operations	-	244.3
Income taxes receivable	26.4	1.7
Other current assets	14.1	4.8
Total current assets	296.7	717.6
Property, plant, and equipment, less accumulated depreciation and amortization of $439.5 and $412.9, respectively	508.8	501.0
Lease right-of-use assets	35.2	-
Prepaid pension costs	72.9	52.8
Investment in joint venture	65.7	40.8
Goodwill and intangible assets, net	459.4	442.0
Deferred income taxes	10.6	14.8
Income taxes receivable	0.8	0.8
Other non-current assets	59.6	68.5
Total assets	$1,509.7	$1,838.3
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$-	$55.0
Accounts payable and accrued expenses	141.8	383.3
Liabilities of discontinued operations	-	110.3
Income taxes payable	0.4	0.9
Total current liabilities	142.2	549.5
Long-term debt, less current installments	650.5	764.8
Lease non-current liabilities	30.1	-
Postretirement benefit liabilities	54.6	58.8
Pension benefit liabilities	48.4	50.3
Other long-term liabilities	41.2	38.0
Income taxes payable	20.2	26.5
Deferred income taxes	155.2	124.4
Total non-current liabilities	1,000.2	1,062.8
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,171,708 shares issued and 48,431,228 shares outstanding as of September 30, 2019 and 61,553,724, shares issued and 48,808,239 shares outstanding as of December 31, 2018	0.6	0.6
Capital in excess of par value	549.4	547.4
Retained earnings	970.3	829.8
Treasury stock, at cost, 13,740,480 shares as of September 30, 2019 and 12,745,485 shares as of December 31, 2018	(773.4)	(692.2)
Accumulated other comprehensive (loss)	(379.6)	(459.6)
Total shareholders' equity	367.3	226.0
Total liabilities and shareholders' equity	$1,509.7	$1,838.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended September 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2019	48,661,946	$0.6	$538.1	$905.7	13,393,176	$(740.3)	$(461.0)	$243.1
Stock issuance, net	116,586	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.6)	-	-	-	(8.6)
Share-based employee compensation	-	-	11.3	-	-	-	-	11.3
Net earnings	-	-	-	73.2	-	-	-	73.2
Other comprehensive income	-	-	-	-	-	-	81.4	81.4
Acquisition of treasury stock	(347,304)	-	-	-	347,304	(33.1)	-	(33.1)
September 30, 2019	48,431,228	$0.6	$549.4	$970.3	13,740,480	$(773.4)	$(379.6)	$367.3

	Nine Months Ended September 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0
Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	617,984	-	-	-	-	-	-	-
Cash dividends - $0.525 per common share	-	-	-	(26.2)	-	-	-	(26.2)
Share-based employee compensation	-	-	2.0	-	-	-	-	2.0
Net earnings	-	-	-	166.8	-	-	-	166.8
Other comprehensive income	-	-	-	-	-	-	79.9	79.9
Acquisition of treasury stock	(994,995)	-	-	-	994,995	(81.2)	-	(81.2)
September 30, 2019	48,431,228	$0.6	$549.4	$970.3	13,740,480	$(773.4)	$(379.6)	$367.3

	Three Months Ended September 30, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2018	51,638,049	$0.6	$535.7	$727.6	9,796,413	$(490.6)	$(404.4)	$368.9
Stock issuance, net	99,553	-	-	-	-	-	-	-
Share-based employee compensation	-	-	6.5	-	-	-	-	6.5
Net earnings	-	-	-	76.2	-	-	-	76.2
Other comprehensive (loss)	-	-	-	-	-	-	(4.8)	(4.8)
Deferred accelerated stock repurchase	-	-	(30.0)	-	-	-	-	(30.0)
Acquisition of treasury stock	(1,781,917)	-	-	-	1,781,917	(121.1)	-	(121.1)
September 30, 2018	49,955,685	$0.6	$512.2	$803.8	11,578,330	$(611.7)	$(409.2)	$295.7

	Nine Months Ended September 30, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2017	52,772,139	$0.6	$516.8	$598.2	8,010,597	$(385.6)	$(345.9)	$384.1
Cumulative effect impact of ASU 2018-02 adoption	-	-	-	54.3	-	-	(54.3)	-
Stock issuance, net	751,279	-	-	-	-	-	-	-
Share-based employee compensation	-	-	25.4	-	-	-	-	25.4
Net earnings	-	-	-	151.3	-	-	-	151.3
Other comprehensive (loss)	-	-	-	-	-	-	(9.0)	(9.0)
Deferred accelerated stock repurchase	-	-	(30.0)	-	-	-	-	(30.0)
Acquisition of treasury stock	(3,567,733)	-	-	-	3,567,733	(226.1)	-	(226.1)
September 30, 2018	49,955,685	$0.6	$512.2	$803.8	11,578,330	$(611.7)	$(409.2)	$295.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$166.8	$151.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52.4	61.5
Loss on disposal of discontinued operations	31.9	21.0
Write-off debt refinancing fees	2.7	-
Deferred income taxes	37.9	9.2
Share-based compensation	7.1	9.2
Equity earnings from joint venture	(83.0)	(59.2)
U.S. pension (credit)	(5.7)	(19.7)
Other non-cash adjustments, net	2.3	0.6
Changes in operating assets and liabilities:
Receivables	(4.4)	8.5
Inventories	(8.4)	(14.3)
Other current assets	(5.8)	3.6
Lease right-of-use assets	(5.3)	-
Other non-current assets	1.5	(1.2)
Accounts payable and accrued expenses	(27.0)	(8.9)
Income taxes receivables and payables, net	(33.1)	9.3
Non-current lease liabilities	5.4	-
Other long-term liabilities	(12.2)	(12.0)
Other, net	(1.7)	0.1
Net cash provided by operating activities	121.4	159.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(44.0)	(40.7)
Return of investment from joint venture	64.4	88.9
Cash paid for acquisitions	(43.4)	(24.0)
Cash consideration received from Knauf	-	330.0
Payments of proceeds from Knauf to investment in joint venture	-	(70.0)
Payments to Knauf upon disposal of discontinued operations	(47.9)	-
Other investing activities	-	1.7
Net cash (used for) provided by investing activities	(70.9)	285.9
Cash flows from financing activities:
Proceeds from revolving credit facility	120.0	-
Proceeds from long-term debt	500.0	-
Payments of long-term debt	(790.4)	(24.4)
Financing costs	(2.9)	-
Dividend paid	(25.9)	-
(Payments) proceeds from share-based compensation plans, net of tax	(8.6)	18.0
Payment for treasury stock acquired	(81.2)	(256.1)
Net cash (used for) financing activities	(289.0)	(262.5)
Effect of exchange rate changes on cash and cash equivalents	0.8	(5.0)
Net (decrease) increase in cash and cash equivalents	(237.7)	177.4
Cash and cash equivalents at beginning of year of discontinued operations	10.0	-
Cash and cash equivalents at beginning of year of continuing operations	325.7	159.6
Cash and cash equivalents at end of period	98.0	337.0
Cash and cash equivalents at end of period of discontinued operations	-	10.0
Cash and cash equivalents at end of period of continuing operations	$98.0	$327.0
Supplemental Cash Flow Disclosures:
Interest paid	$26.9	$24.6
Income tax payments, net	46.3	20.0
Amounts in accounts payable for capital expenditures	0.7	0.6

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2018.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2018.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the third quarter and first nine months of 2019 and 2018 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The statements include management estimates and judgments, where appropriate.  Management utilizes estimates to record many items, including certain asset values, allowances for bad debts, inventory obsolescence and lower of cost and net realizable value charges, warranty reserves, workers’ compensation, general liability and environmental claims, and income taxes.  When preparing an estimate, management determines the amount based upon the consideration of relevant information and may confer with outside parties, including external counsel.  Actual results may differ from these estimates.

Certain prior year amounts have been recast in the Condensed Consolidated Financial Statements to conform to the 2019 presentation.

Acquisitions

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

Discontinued Operations

On September 30, 2019, we completed the previously announced sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during the third quarter of 2018 and is subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During the third quarter of 2019, Knauf paid us an additional $2.5 million for a portion of these adjustments, net of amounts we paid Knauf under the Purchase Agreement.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million of the purchase price on August 1, 2018, and (ii) $80 million of the purchase price on September 15, 2018, which payments were credited against the aggregate consideration payable at closing. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of regulatory remedies required to satisfy competition conditions. Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

dividend of $35 million.  We have recorded a $29.9 million payable to WAVE for their remaining portion of the proceeds from Knauf, which is reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2019. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

On December 7, 2018, the European Commission granted conditional clearance of the transaction, subject to certain commitments intended to address concerns regarding the overlap between the activities of AWI and Knauf, including the divestment by Knauf to a third party of certain mineral fiber and grid businesses and operations in Austria, Estonia, Germany, Ireland, Italy, Latvia, Lithuania, Portugal, Spain, Turkey and the United Kingdom (“UK”). This included our sales operations in each of the relevant countries, as well as our production facilities, and those of WAVE, located in Team Valley, UK.

On May 23, 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business, pursuant to which we are providing certain transition technology, finance and information technology support services during the period between March 18, 2019 and September 30, 2020.

On September 23, 2019, the European Commission approved the Sale, as well as the terms of the sale of the divestment business by Knauf and the identity of the purchaser.

In connection with the closing of the Sale, we also entered into (i) an intellectual property License Agreement with Knauf for its benefit (and, under sublicense, to the buyer of the divestment business) under which they license certain patents, trademarks and know-how from us for use in certain licensed territories, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes.

The EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Condensed Consolidated Statements of Earnings and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

Revision of Previously Issued Financial Statements

During the second quarter of 2019, we revised the Condensed Consolidated Financial Statements and related notes included herein to correct an immaterial error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The immaterial correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. Notes 1 and 13 have been updated to reflect the restatement. The impacts of this error correction are as follows:

Balance Sheets

	December 31, 2018
	As Reported	As Adjusted
Current assets of discontinued operations	$279.5	$244.3
Total current assets	752.8	717.6
Total assets	1,873.5	1,838.3
Retained earnings	865.0	829.8
Total shareholders' equity	261.2	226.0
Total liabilities and shareholders' equity	1,873.5	1,838.3

Shareholders’ Equity

	Retained Earnings		Total Shareholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted
December 31, 2017	$633.4	$598.2	$419.3	$384.1
June 30, 2018	762.8	727.6	404.1	368.9
September 30, 2018	839.0	803.8	330.9	295.7
December 31, 2018	865.0	829.8	261.2	226.0

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

Effective January 1, 2019, we adopted these standards using the modified retrospective transition method and have applied all practical expedients related to leases existing at the date of initial application. Upon adoption, the most significant change was to the Condensed Consolidated Balance Sheet related to the recognition of new ROU assets and lease liabilities on a continuing operations basis. Upon adoption we recognized ROU assets and lease liabilities of $29.2 million, based on the present value of the future minimum rental payments for existing operating leases. We have no leases that classify as financing arrangements. As required by the lease ASC updates, we expanded our disclosure of leases. See Note 10 for additional information.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This standard applies to all financial assets, including trade receivables. Our current accounts receivable policy is described in detail in our Annual Report on Form 10-K for the year ended December 31, 2018, and uses historical and current information to estimate the amount of probable credit losses in our existing account receivable balances. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We are evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” which simplifies the subsequent measurement of goodwill by eliminating the second step from the current goodwill impairment test. Under this standard, an entity would recognize an impairment charge for the amount by which the carrying value of the reporting unit goodwill exceeds the fair value. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. We are evaluating the impact the adoption of this standard will have on our financial condition and results of operations.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. This new guidance is effective for annual and interim periods beginning after December 15, 2019. We are evaluating the impact the adoption of this standard will have on our disclosures.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. This guidance is effective for fiscal years ending after December 15, 2020.  We are evaluating the impact the adoption of this standard will have on our disclosures.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which amends ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019.  We are evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Mineral Fiber	$218.6	$212.8	$629.4	$610.2
Architectural Specialties	58.5	47.7	161.8	126.2
Total net sales	$277.1	$260.5	$791.2	$736.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment operating income (loss)
Mineral Fiber	$103.5	$71.8	$230.5	$175.0
Architectural Specialties	11.6	11.3	30.3	28.2
Unallocated Corporate	(1.8)	(1.8)	(5.6)	(6.3)
Total consolidated operating income	$113.3	$81.3	$255.2	$196.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total consolidated operating income	$113.3	$81.3	$255.2	$196.9
Interest expense	11.7	9.9	31.6	28.9
Other non-operating (income), net	(5.1)	(9.2)	(16.0)	(27.3)
Earnings from continuing operations before income taxes	$106.7	$80.6	$239.6	$195.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	September 30, 2019	December 31, 2018
Segment assets
Mineral Fiber	$1,141.6	$1,096.1
Architectural Specialties	149.6	84.7
Unallocated Corporate	218.5	413.2
Total consolidated assets	$1,509.7	$1,594.0

In connection with the closure of our St. Helens, Oregon Mineral Fiber manufacturing facility in the second quarter of 2018, we recorded $2.1 million and $14.1 million in the three and nine months ended September 30, 2018, respectively, in cost of goods sold related to accelerated depreciation of property, plant and equipment.

NOTE 3. REVENUE

Revenue Recognition

We recognize revenue upon transfer of control of our products to the customer, which typically occurs upon shipment. Our main performance obligation to our customers is the delivery of products in accordance with purchase orders. Each purchase order confirms the transaction price for the products purchased under the arrangement. Direct sales to building materials distributors, home centers, direct customers and retailers represent the majority of our sales. Our standard sales terms are Free On Board (“FOB”) shipping point.  We have some sales terms that are FOB destination.  At the point of shipment, the customer is required to pay under normal sales terms. Our normal payment terms in most cases are 45 days or less and our sales arrangements do not have any material financing components. In addition, our customer arrangements do not produce contract assets or liabilities that are material to our condensed consolidated financial statements. Within our Architectural Specialties segment, the majority of revenues are customer project driven, which includes a minority of revenues derived from the sale of customer specified customized products that have no alternative use to us. The manufacturing cycle for these custom products is typically short.

Incremental costs to fulfill our customer arrangements are expensed as incurred, as the amortization period is less than one year.

Our products are sold with normal and customary return provisions. We provide limited warranties for defects in materials or factory workmanship, sagging and warping, and certain other manufacturing defects. Warranties are not sold separately to customers.  Our product warranties place certain requirements on the purchaser, including installation and maintenance in accordance with our written instructions.  In addition to our warranty program, under certain limited circumstances, we will occasionally at our sole discretion provide a customer accommodation repair or replacement.  Warranty repairs and replacements are most commonly made by professional installers employed by or affiliated with our independent distributors.  Reimbursement for costs associated with warranty repairs are provided to our independent distributors through a credit against accounts receivable from the distributor to us. Sales returns and warranty claims have historically not been material and do not constitute separate performance obligations.

We often offer incentive programs to our customers, primarily volume rebates and promotions. The majority of our rebates are designated as a percentage of annual customer purchases. We estimate the amount of rebates based on actual sales for the period and accrue for the projected incentive programs costs. We record the costs of rebate accruals as a reduction to our revenue. Other sales discounts, including early pay promotions, are deducted immediately from the sales invoice.

Shipping and Handling

We account for product shipping and handling costs as fulfillment activities and present the associated costs in costs of goods sold in the period in which we sell our product.

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool, metal and wood) throughout the Americas.  We disaggregate revenue based on our product based segments and major customer groupings, as these categories represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors.  Net sales by major customer group are as follows:

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Distributors – represents net sales to building materials distributors who re-sell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

Home centers – represents net sales to home centers, such as Lowe’s Companies, Inc. and The Home Depot, Inc.

Direct customers – represents net sales to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. This category includes sales to U.S. customers only.

Retailers and other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors and consumers. Geographically, this category includes sales throughout the U.S., Canada and Latin America.

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mineral Fiber	2019	2018	2019	2018
Distributors	$168.0	$164.8	$474.0	$459.2
Home centers	20.0	18.1	64.3	62.6
Direct customers	15.8	15.5	47.4	46.0
Retailers and other	14.8	14.4	43.7	42.4
Total	$218.6	$212.8	$629.4	$610.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Architectural Specialties	2019	2018	2019	2018
Distributors	$39.7	$34.3	$108.5	$96.1
Direct customers	16.7	10.8	48.8	26.2
Retailers and other	2.1	2.6	4.5	3.9
Total	$58.5	$47.7	$161.8	$126.2

NOTE 4. ACQUISITIONS

ACGI

On March 4, 2019, we acquired the business and assets of ACGI.  The $43.4 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $8.3 million.  The total fair value of identifiable intangible assets acquired was $12.0 million, mostly comprised of amortizable customer relationships of $7.4 million and amortizable tradenames of $2.8 million, resulting in $23.1 million of goodwill. All of the acquired goodwill is deductible for tax purposes. These amounts are subject to adjustment in connection with our ongoing purchase accounting analysis.

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

The 2018 and 2019 acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales or operating income for the three and nine months ended September 30, 2019.

NOTE 5. DISCONTINUED OPERATIONS

EMEA AND PACIFIC RIM BUSINESSES

On November 17, 2017, we agreed to sell certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf.  The Sale was completed on September 30, 2019.

Prior to completion of the Sale, each quarter, we compared the anticipated sales proceeds from Knauf to the carrying value of EMEA and Pacific Rim net assets. We recorded an estimated loss when the carrying value exceeded the anticipated sales proceeds. Net gains were only recorded to the extent of previous estimated losses. Upon completion of the Sale, we compared the actual proceeds we received from Knauf to the carrying value of EMEA and Pacific Rim net assets, and recorded an additional loss. In 2017, we recorded an estimated loss of $74.0 million, which included $51.4 million of unfavorable Accumulated Other Comprehensive Income (“AOCI”) adjustments. In 2018, we recorded an estimated loss of $19.3 million, which included $25.5 million of unfavorable AOCI adjustments. During the second quarter of 2019, we recorded an immaterial correction related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. During the three and nine months ended September 30, 2019, we recorded a net loss of $27.3 million and $31.9 million, respectively. During the three and nine months ended September 30, 2019, net losses included $16.3 million and $7.8 million of unfavorable AOCI adjustments, respectively. The AOCI adjustments related primarily to accumulated foreign currency translation amounts that were reclassified from AOCI as of September 30, 2019. The transaction and final gain or loss amount are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

See Note 1 for further discussion of the Sale.

FLOORING BUSINESSES

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”) by allocating the assets and liabilities related primarily to our Resilient and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock. The income tax benefit presented in the tables below for the three and nine months ended September 30, 2019 relates primarily to the release of a reserve for the 2015 tax year.

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

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three Months Ended September 30, 2019
Net sales	$115.5	$-	$115.5
Cost of goods sold	86.8	-	86.8
Gross profit	28.7	-	28.7
Selling, general and administrative expenses	20.4	-	20.4
Operating income	8.3	-	8.3
Other non-operating expense, net	1.0	-	1.0
Earnings from discontinued operations before income tax	7.3	-	7.3
Income tax expense	2.5	-	2.5
Net earnings from discontinued operations, net of tax	$4.8	$-	$4.8

(Loss) from disposal of discontinued businesses, before income tax	$(27.3)	$-	$(27.3)
Income tax (benefit)	-	(5.0)	(5.0)
(Loss) gain from disposal of discontinued businesses, net of tax	$(27.3)	$5.0	$(22.3)

Net (loss) earnings from discontinued operations	$(22.5)	$5.0	$(17.5)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Nine Months Ended September 30, 2019
Net sales	$319.1	$-	$319.1
Cost of goods sold	245.7	-	245.7
Gross profit	73.4	-	73.4
Selling, general and administrative expenses	61.6	-	61.6
Operating income	11.8	-	11.8
Other non-operating expense, net	1.6	-	1.6
Earnings from discontinued operations before income tax	10.2	-	10.2
Income tax expense	7.2	-	7.2
Net earnings from discontinued operations, net of tax	$3.0	$-	$3.0

(Loss) from disposal of discontinued businesses, before income tax	$(31.9)	$-	$(31.9)
Income tax (benefit)	-	(4.9)	(4.9)
(Loss) gain from disposal of discontinued businesses, net of tax	$(31.9)	$4.9	$(27.0)

Net (loss) earnings from discontinued operations	$(28.9)	$4.9	$(24.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three Months Ended September 30, 2018
Net sales	$112.7	$-	$112.7
Cost of goods sold	87.1	-	87.1
Gross profit	25.6	-	25.6
Selling, general and administrative expenses	20.2	-	20.2
Operating income	5.4	-	5.4
Interest expense	0.4	-	0.4
Other non-operating expense, net	0.5	-	0.5
Earnings from discontinued operations before income tax	4.5	-	4.5
Income tax (benefit)	(0.5)	-	(0.5)
Net earnings from discontinued operations, net of tax	$5.0	$-	$5.0

Gain from disposal of discontinued businesses, before income tax	$2.4	$-	$2.4
Income tax (benefit)	-	(4.6)	(4.6)
Gain from disposal of discontinued business, net of tax	$2.4	$4.6	$7.0

Net earnings from discontinued operations	$7.4	$4.6	$12.0

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Nine Months Ended September 30, 2018
Net sales	$331.7	$-	$331.7
Cost of goods sold	252.2	-	252.2
Gross profit	79.5	-	79.5
Selling, general and administrative expenses	61.9	-	61.9
Operating income	17.6	-	17.6
Interest expense	1.3	-	1.3
Other non-operating expense, net	0.7	-	0.7
Earnings from discontinued operations before income tax	15.6	-	15.6
Income tax expense	1.2	-	1.2
Net earnings from discontinued operations, net of tax	$14.4	$-	$14.4

(Loss) from disposal of discontinued businesses, before income tax	$(21.0)	$-	$(21.0)
Income tax (benefit)	-	(4.9)	(4.9)
(Loss) gain from disposal of discontinued businesses, net of tax	$(21.0)	$4.9	$(16.1)

Net (loss) earnings from discontinued operations	$(6.6)	$4.9	$(1.7)

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2019	December 31, 2018
Customer receivables	$85.9	$70.4
Miscellaneous receivables	5.8	11.5
Less allowance for warranties, discounts and losses	(2.9)	(2.0)
Accounts and notes receivable, net	$88.8	$79.9

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

NOTE 7. INVENTORIES

	September 30, 2019	December 31, 2018
Finished goods	$39.4	$38.8
Goods in process	5.4	4.4
Raw materials and supplies	34.9	27.8
Less LIFO reserves	(10.3)	(9.8)
Total inventories, net	$69.4	$61.2

NOTE 8. OTHER CURRENT ASSETS

	September 30, 2019	December 31, 2018
Prepaid expenses	$6.5	$4.1
Assets held for sale	6.5	-
Other	1.1	0.7
Total other current assets	$14.1	$4.8

As of September 30, 2019, our idle mineral fiber plant in China, reported as a component of our Unallocated Corporate segment, has met the criteria of an asset held for sale as we have entered into a sale agreement for the property during the third quarter of 2019 with closing expected in the fourth quarter of 2019.

NOTE 9. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE.  The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. The European and Pacific Rim businesses of WAVE were included in the Sale to Knauf on September 30, 2019.  Accordingly, beginning in 2017, WAVE’s European and Pacific Rim historical financial statement results have been reflected in WAVE’s consolidated financial statements as a discontinued operation for all periods presented. Condensed financial statement data for WAVE is summarized below on a continuing operations basis.

	September 30, 2019	December 31, 2018
Current assets	$105.4	$112.9
Current assets of discontinued operations	-	33.8
Nonncurrent assets	34.3	34.9
Current liabilities	23.7	113.6
Current liabilities of discontinued operations	-	6.9
Other noncurrent liabilities	284.3	293.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$99.9	$93.1	$302.3	$287.5
Gross profit	56.9	50.8	168.4	160.2
Net earnings	43.9	38.7	127.3	123.5

In connection with the sale of WAVE’s European and Pacific Rim businesses and operations to Knauf on September 30, 2019, WAVE recorded a $50.9 million gain on sale, which included $10.2 million of unfavorable AOCI adjustments. As such, during the third quarter of 2019, we recorded our 50% share of WAVE’s gain on sale of discontinued operations of $25.5 million, included as a component of Equity earnings from joint venture in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The transaction and final gain amount is subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $147.0 million as of September 30, 2019, and $155.5 million as of December 31, 2018. These differences are due to our

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

adoption of fresh-start reporting upon emergence from Chapter 11 in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. These differences are composed of the following fair value adjustments to assets:

	September 30, 2019	December 31, 2018
Property, plant and equipment	$0.4	$0.4
Other intangibles	116.2	124.7
Goodwill	30.4	30.4
Total	$147.0	$155.5

Other intangibles include customer relationships, trademarks and developed technology. Customer relationships are amortized over 20 years and developed technology is amortized over 15 years. Trademarks have an indefinite life. During the third quarter of 2019, we wrote off $4.4 million of customer relationships and developed technology intangible assets attributed to WAVE’s European and Pacific Rim businesses included in the Sale. This write-off is included as a reduction to Equity earnings from joint venture in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

We have lease agreements with lease and non-lease components, which are accounted for separately. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight line basis over the lease term. Short-term lease expense was not material for the three and nine months ended September 30, 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (“IBR”) based on information that is available at the lease commencement date to compute the present value of lease payments. Relevant information used in determining the IBR includes the transactional currency of the lease and the lease term. We used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. As of September 30, 2019, we do not have any finance leases and we have no additional operating leases that have not yet commenced.

As noted in Note 1, effective January 1, 2019, we adopted ASC Topic 842 – Leases using the modified retrospective transition method.  As such, we did not restate financial statement and lease disclosure data for all periods prior to January 1, 2019, which was prepared in accordance with ASC Topic 840 – Leases.

The following tables present our operating lease cost and supplemental cash flow information related to our operating leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1.7	$5.0

Nine Months Ended
September 30, 2019
ROU assets obtained in exchange for lease obligations (1)	$39.4

(1)	Includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

We do not believe the amount of cash paid for amounts included in the measurement of lease liabilities to be materially different from our operating lease cost for the nine months ended September 30, 2019.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following table presents supplemental balance sheet information related to our operating leases:

	Balance Sheet Classification	September 30, 2019
ROU assets	Lease right-of-use assets	$35.2
Current lease liabilities	Accounts payable and accrued expenses	5.1
Non-current lease liabilities	Lease non-current liabilities	30.1

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

September 30, 2019
Weighted average remaining lease term (in years)	8.9
Weighted average discount rate	4.5%

Undiscounted future minimum lease payments as of September 30, 2019, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Maturities of Lease Liabilities
2019 (1)	$1.7
2020	6.3
2021	5.2
2022	4.7
2023	4.1
Thereafter	21.1
Total lease payments	43.1
Less interest	(7.9)
Present value of lease liabilities	$35.2

(1)	Scheduled maturities of lease liabilities represents the time period of October 1, 2019 to December 31, 2019.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of September 30, 2019 and December 31, 2018.

		September 30, 2019		December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$188.9	$111.8	$181.4	$103.0
Developed technology	15 years	84.8	70.7	84.3	66.5
Trademarks and brand names	5-20 years	3.9	0.5	1.1	0.2
Other	Various	2.1	1.4	5.6	1.2
Total		$279.7	$184.4	$272.4	$170.9
Goodwill and non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.5		321.3
Goodwill	Indefinite	42.6		19.2
Total goodwill and intangible assets		$643.8		$612.9

	Nine Months Ended
	September 30,
	2019	2018
Amortization expense	$14.7	$11.0

NOTE 12. OTHER NON-CURRENT ASSETS

	September 30, 2019	December 31, 2018
Cash surrender value of Company owned life insurance policies	$55.2	$54.3
Fair value of derivative assets	1.5	9.6
Other	2.9	4.6
Total other non-current assets	$59.6	$68.5

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2019	December 31, 2018
Payables, trade and other	$74.0	$82.2
Current portion of lease liabilities	5.1	-
Employment costs	12.4	18.6
Current portion of pension and postretirement liabilities	11.1	10.9
Advance receipt of Knauf proceeds	-	202.4
Contingent liability payable to Knauf for adjustments to cash consideration	-	35.2
Payable to WAVE for receipt of Knauf proceeds	29.9	22.4
Other	9.3	11.6
Total accounts payable and accrued expenses	$141.8	$383.3

NOTE 14. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Earnings from continuing operations before income taxes	$106.7	$80.6	$239.6	$195.3
Income tax expense	16.0	16.4	48.8	42.3
Effective tax rate	15.0%	20.3%	20.4%	21.7%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The decreases in the effective tax rates for the third quarter and first nine months of 2019, as compared to the same periods in 2018, were largely driven by our $25.5 million share of WAVE’s gain on sale of its European and Pacific Rim businesses in the third quarter of 2019.  Although our share of WAVE’s gain on sale increased earnings from continuing operations before income taxes, the Sale resulted in an overall capital loss for us.

As of September 30, 2019, Income taxes receivable on our Condensed Consolidated Balance Sheet includes $28.0 million of previously paid income taxes we expect to be refunded in 2020 as a result of the overall capital loss on the Sale.  Taxes were paid for the 2018 tax year as the gross proceeds for the sale of our EMEA and Pacific Rim businesses were received in 2018, which generated a capital gain for that tax year.

It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be reliably made at this time.  Changes to unrecognized tax benefits could result from the completion of ongoing examinations, the expiration of statutes of limitations or other unforeseen circumstances.

NOTE 15. DEBT

As of June 30, 2019, total principal debt outstanding under our $1,050.0 million variable rate senior credit facility was $525.0 million under Term Loan A and $241.9 million under Term Loan B, with no borrowings outstanding under the revolving credit facility. On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. On September 30, 2019, we refinanced our $1,050.0 million variable rate senior credit facility, using cash on hand to pay down a portion of the debt outstanding, including the debt outstanding under Term Loan B. The $1,000.0 million amended senior credit facility is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A.  The terms of the amended credit facility resulted in a lower interest rate spread for both the revolving credit facility (2.00% to 1.50%) and Term Loan A (1.75% to 1.50%). We also extended the maturity of both the revolving credit facility and Term Loan A from April 2021 to September 2024. In connection with the refinancing, we paid $3.0 million of bank, legal and other fees, of which $2.9 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the three and nine months ended September 30, 2019, we wrote off $2.7 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. Finally, in connection with the refinancing, we settled a $100.0 million notional interest rate swap as of September 30, 2019. See Note 18 for additional details.

As of September 30, 2019, there was $120.0 million outstanding on our revolving credit facility. As of December 31, 2018, there were no borrowings outstanding on our revolving credit facility. As of September 30, 2019 and December 31, 2018, our outstanding long-term debt included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a U.S. plant in prior years. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements.  Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and our securitization facility described below. Letters of credit are issued to third party suppliers, insurance institutions and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities:

	September 30, 2019
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$33.7	$36.2	$(2.5)
Bi-lateral facility	25.0	11.5	13.5
Revolving credit facility	150.0	-	150.0
Total	$208.7	$47.7	$161.0

As of September 30, 2019 and December 31, 2018, $2.5 million and $6.0 million, respectively, of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit were classified as restricted cash and reported as a component of Cash and cash equivalents on our Condensed Consolidated Balance Sheets.

As of September 30, 2019, we had a $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.

NOTE 16. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.2	$1.4	$3.6	$4.3
Interest cost on projected benefit obligation	12.5	11.5	37.7	34.6
Expected return on plan assets	(20.0)	(24.0)	(60.1)	(72.0)
Amortization of net actuarial loss	4.8	5.0	14.4	15.0
Net periodic pension (credit)	$(1.5)	$(6.1)	$(4.4)	$(18.1)
Retiree health and life insurance benefits
Service cost of benefits earned during the period	$0.1	$-	$0.1	$0.1
Interest cost on projected benefit obligation	0.6	0.6	1.8	1.9
Amortization of prior service credit	-	-	(0.1)	-
Amortization of net actuarial gain	(2.2)	(1.4)	(6.4)	(4.2)
Net periodic postretirement (credit)	$(1.5)	$(0.8)	$(4.6)	$(2.2)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2019 and 2018.

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	September 30, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(liabilities), net:
Total long-term debt, including current portion	$(650.5)	$(650.5)	$(819.8)	$(811.3)
Interest rate swap contracts	(17.0)	(17.0)	3.5	3.5

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were primarily based on current market conditions. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

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

The fair value measurement of interest rate swap contracts measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets were valued using Level 2 (other observable) inputs as of September 30, 2019 and December 31, 2018. We do not have any financial assets or liabilities that are valued using Level 1 (quoted, active market) or Level 3 (unobservable) inputs as of September 30, 2019 and December 31, 2018.

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

Counterparty Risk

We only enter into derivative transactions with established financial institution counterparties having an investment-grade credit rating.  We monitor counterparty credit default swap levels and credit ratings on a regular basis.  All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements.  These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty.  We do not post nor do we receive cash collateral with any counterparty for our derivative transactions.  These ISDAs do not have any credit contingent features; however, a default under our bank credit facility would trigger a default under these agreements.  Exposure to individual counterparties is controlled and we consider the risk of counterparty default to be negligible.

Commodity Price Risk

We purchase natural gas and other various commodities for use in the manufacturing process.   Although we are exposed to fluctuations in commodity pricing, we currently have no outstanding commodity derivative hedge positions.

Currency Rate Risk – Sales and Purchases

As of September 30, 2019, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis. We currently do not expect to enter into any foreign exchange derivative products.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of September 30, 2019:

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

Under the terms of the forward starting November 2018 swap maturing in 2025, we will pay a fixed rate monthly and receive 1-month LIBOR.  This is inclusive of a 0% floor.

In connection with the refinancing of our credit facility, the immaterial liability related to a $100.0 million notional interest rate swap was settled on September 30, 2019.  See Note 15 for additional details related to our credit facility refinancing.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2019 and December 31, 2018.  We had no derivative assets or liabilities not designated as hedging instruments as of September 30, 2019 or December 31, 2018.  The derivative asset and liability amounts below are shown in gross amounts and we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swap contracts	Other non-current assets	$1.5	$9.6	Other long-term liabilities	$18.5	$6.1

	Amount of Gain (Loss) Recognized in AOCI		Location of (Loss) Reclassified from AOCI into Income	(Loss) Reclassified from AOCI into Income
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$-	$0.2	Cost of goods sold	$-	$-	$-	$(0.4)
Foreign exchange contracts – purchases	-	0.1	Cost of goods sold	-	-	-	-
Foreign exchange contracts – sales	-	0.4	Net sales	-	-	-	(0.3)
Interest rate swap contracts	(22.9)	4.6	Interest expense	(0.5)	(0.3)	(1.5)	(1.1)
Total	$(22.9)	$5.3	Total (loss) from continuing operations	$(0.5)	$(0.3)	$(1.5)	$(1.8)
			Total gain from discontinued operations	-	0.1	-	-
			Total (loss)	$(0.5)	$(0.2)	$(1.5)	$(1.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

As of September 30, 2019, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $2.5 million.

NOTE 19.  OTHER LONG-TERM LIABILITIES

	September 30, 2019	December 31, 2018
Long-term deferred compensation arrangements	$14.1	$14.0
Environmental liabilities	1.6	11.7
Fair value of derivative liabilities	18.5	6.1
Other	7.0	6.2
Total other long-term liabilities	$41.2	$38.0

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

During the three months ended September 30, 2019, we repurchased 0.3 million shares under the Program for a total cost of $33.1 million, or an average price of $95.26 per share. During the nine months ended September 30, 2019, we repurchased 1.0 million shares under the Program for a total cost of $81.2 million, or an average price of $81.58 per share. Since inception, through September 30, 2019, including the ASR, we have repurchased 8.7 million shares under the Program for a total cost of $511.8 million, or an average price of $58.94 per share.

Dividends

In February, April and July 2019, our Board of Directors declared $0.175 per share quarterly dividends, which were paid to shareholders in March, May and August 2019, respectively. On October 23, 2019, our Board of Directors declared a $0.20 per share quarterly dividend to be paid in November 2019.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2019	$(68.7)	$(7.8)	$(384.5)	$(461.0)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, $1.1, ($0.1) and $1.0	(2.6)	(3.1)	0.1	(5.6)
Amounts reclassified from accumulated other comprehensive (loss)	81.2	0.4	5.4	87.0
Net current period other comprehensive income (loss)	78.6	(2.7)	5.5	81.4
Balance, September 30, 2019	$9.9	$(10.5)	$(379.0)	$(379.6)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $ -, $5.9, ($1.1) and $4.8	3.4	(17.1)	1.5	(12.2)
Amounts reclassified from accumulated other comprehensive (loss)	81.2	1.2	9.7	92.1
Net current period other comprehensive income (loss)	84.6	(15.9)	11.2	79.9
Balance, September 30, 2019	$9.9	$(10.5)	$(379.0)	$(379.6)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2018	$(62.0)	$10.0	$(352.4)	$(404.4)
Other comprehensive (loss) before reclassifications, net of tax expense (benefit) of $ -, ($0.7), $0.1 and ($0.6)	(7.0)	(0.7)	(0.3)	(8.0)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.2	3.0	3.2
Net current period other comprehensive (loss) income	(7.0)	(0.5)	2.7	(4.8)
Balance, September 30, 2018	$(69.0)	$9.5	$(349.7)	$(409.2)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2017	$(47.1)	$3.5	$(302.3)	$(345.9)
Impact of ASU 2018-02 adoption	-	0.7	(55.0)	(54.3)
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $ -, ($1.5), $0.3 and ($1.2)	(21.9)	3.9	(1.2)	(19.2)
Amounts reclassified from accumulated other comprehensive (loss)	-	1.4	8.8	10.2
Net current period other comprehensive (loss) income	(21.9)	5.3	7.6	(9.0)
Balance, September 30, 2018	$(69.0)	$9.5	$(349.7)	$(409.2)
(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivative Adjustments:
Natural gas commodity contracts	$-	$-	$-	$0.4	Cost of goods sold
Foreign exchange contracts - purchases	-	(0.1)	-	-	Cost of goods sold
Foreign exchange contracts - sales	-	-	-	0.3	Net sales
Interest rate swap contracts	0.5	0.3	1.5	1.1	Interest expense
Total loss, before tax	0.5	0.2	1.5	1.8
Tax impact	(0.1)	-	(0.3)	(0.4)	Income tax expense
Total loss, net of tax	0.4	0.2	1.2	1.4

Pension and Postretirement Adjustments:
Prior service cost amortization	(0.1)	-	(0.1)	-	Other non-operating (income), net
Amortization of net actuarial loss	2.7	3.6	8.0	10.8	Other non-operating (income), net
Total expense, before tax	2.6	3.6	7.9	10.8
Tax impact	(0.7)	(0.8)	(1.7)	(2.3)	Income tax expense
Total expense from continuing operations, net of tax	1.9	2.8	6.2	8.5
Total expense from discontinued operations, net of tax expense of $-, ($0.1), $- and ($0.1)	-	0.2	-	0.3
Adjustments related to Sale to Knauf (2)	3.5	-	3.5	-
Total expense, net of tax	5.4	3.0	9.7	8.8

Foreign currency translation adjustments related to Sale to Knauf (2)	81.2	-	81.2	-
Total reclassifications for the period	$87.0	$3.2	$92.1	$10.2
(2)

Represents estimated amounts reclassified out of Accumulated other comprehensive loss as of September 30, 2019 concurrent with the Sale and included as a component of (Loss) gain from disposal of discontinued operations on the Condensed Consolidated Statement of Earnings and Comprehensive Income. A portion of these amounts were included in our previously reported estimated loss on sale. See Note 5 for additional details.

NOTE 22. LITIGATION AND RELATED MATTERS

ENVIRONMENTAL MATTERS

Environmental Compliance

Our manufacturing and research facilities are affected by various federal, state and local requirements relating to the discharge of materials and the protection of the environment.  We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities.  While these expenditures are not typically material, the applicable regulatory requirements continually change and, as a result, we cannot predict with certainty the amount, nature or timing of future expenditures associated with environmental compliance.

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

In 2017 and 2018, we entered settlement agreements totaling $37.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $28.3 million reduction to selling, general and administrative (“SG&A”) expenses reflecting the same income statement categories where environmental expenditures were historically recorded. All of these cash settlements have been released to us from escrow, including $6.5 million received in the first nine months of 2019. In the first nine months of 2019, we entered into one new settlement agreement for $1.7 million and received additional $0.2 million payments related to previous settlements with different carriers. These settlements were recorded as a $1.9 million reduction to SG&A expenses. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

On September 30, 2016, Kaiser filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of North Carolina (Case No. 16-31602) (the “Bankruptcy Court”).  AWI, OC and the ODEQ have all been included on the master list of potential creditors filed with the Bankruptcy Court for notice purposes.  By order dated October 14, 2016, the Bankruptcy Court formed a statutory committee of unsecured creditors, to which we were appointed to serve, along with OC and The Boeing Company.  Noticed parties submitted claims to the Bankruptcy Court on September 13, 2017.

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

On April 5, 2018, ODEQ issued Public Notice of the Remedial Action for the Upland area and subsequently responded to public comments. On June 26, 2018, ODEQ published its Record of Decision confirming the selected remedial action required for the Upland area. The Consent Judgment was entered by the Columbia County Circuit Court on June 19, 2019. We completed the remedial action for the Upland area as set forth in the Record of Decision and negotiated work plan, and we submitted payment of $8.6 million payment to the State of Oregon in the third quarter of 2019.  We will complete the final administrative steps required by the Consent Judgment in the fourth quarter of 2019. These steps will complete our obligations under the Consent Judgment and effectively resolve and conclude the matter with ODEQ.

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

It is probable that we will incur field investigation, engineering and oversight costs associated with a RI/FS with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other PRPs received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We and the other PRPs entered into a settlement agreement with the EPA effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan in the second quarter of 2019, which EPA approved on September 11, 2019. While the investigative work on this portion of the site has not yet commenced, we anticipate that the EPA will require significant investigative work for Operable Unit 2 and that we may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the costs or the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific” or “AWP”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.  The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of AFI in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA has evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, AWI and CBS submitted a good faith offer to EPA on May 28, 2019.

Summary of Financial Position

Total liabilities of $2.1 million as of September 30, 2019 and $12.4 million as of December 31, 2018 were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  As of September 30, 2019 and December 31, 2018, $0.6 million and $0.7 million, respectively, were reflected within Accounts payable and accrued expenses with respect to environmental liabilities. During the three months ended September 30, 2019, we did not record any additional reserves for environmental liabilities. During the nine months ended September 30, 2019 we recorded $1.0 million of additional reserves. During the three and nine months ended September 30, 2018, we recorded $0.5 million of additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries as assets in the Condensed Consolidated Balance Sheets when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold and SG&A expenses, which are the same income statement categories within which environmental expenditures were historically recorded.  Insurance recoveries in excess of historical environmental spending are recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) (“Rockfon”) filed litigation against us in the United States District Court for the District of Delaware (the “Court”) alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  On April 3, 2019, we entered into a confidential settlement agreement with Rockfon to fully resolve the litigation between us, and Rockfon filed a Stipulation of Dismissal with Prejudice (“Dismissal”) with the Court.  Pursuant to the Dismissal, Rockfon formally dismissed all claims it had against AWI with prejudice.  All claims in the litigation have been fully and finally dismissed and released with AWI making a payment to Rockfon for its costs, expenses and attorneys’ fees.  Pursuant to the settlement, both parties acknowledged that (a) AWI denies all claims of wrongdoing and makes no admission of wrongdoing or of the truth of any of the claims or allegations contained in Rockfon’s complaint or otherwise alleged in the litigation; (b) all AWI exclusive distribution locations (i.e., any location where a reseller has agreed to sell only AWI ceiling system products) will remain exclusive to AWI under their respective distribution agreements, and (c) in all other non-exclusive or “open” distribution locations, resellers are free to purchase and resell ceiling systems products of any manufacturer at their discretion. During the first nine months of 2019, we incurred $19.7 million of expenses in connection with the matter, primarily relating to legal and professional fees incurred by us in connection with the litigation, including expenses and attorney’s fees paid under the settlement agreement. As a result of the settlement and Dismissal, we do not expect to incur additional future costs or expenses relating to the matter.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 23. EARNINGS PER SHARE

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted EPS calculations for the three and nine months ended September 30, 2019 and 2018. Earnings per share (“EPS”) components may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Earnings from continuing operations	$90.7	$64.2	$190.8	$153.0
Earnings allocated to participating non-vested share awards	(0.2)	(0.2)	(0.4)	(0.5)
Earnings from continuing operations attributable to common shares	$90.5	$64.0	$190.4	$152.5

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2019 and 2018 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic shares outstanding	48.7	50.7	48.8	51.9
Dilutive effect of common stock equivalents	0.8	1.2	0.8	0.9
Diluted shares outstanding	49.5	51.9	49.6	52.8

Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2019 were 549 and 10,313, respectively. There were no anti-dilutive stock awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2018.

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

OVERVIEW

We are a leading producer of ceiling systems for use primarily in the construction and renovation of commercial, institutional and residential buildings. We design, manufacture and sell ceiling systems (primarily mineral fiber, fiberglass wool, metal and wood) throughout the Americas.

Acquisitions

In March 2019, we acquired the business and assets of Architectural Components Group, Inc. (“ACGI”), based in Marshfield, Missouri. ACGI is a manufacturer of custom wood ceilings and walls with one manufacturing facility. ACGI’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

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

Discontinued Operations

On September 30, 2019, we completed the previously announced sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during the third quarter of 2018 and is subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During the third quarter of 2019, Knauf paid us an additional $2.5 million for a portion of these adjustments, net of amounts we paid Knauf under the Purchase Agreement.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf agreed to irrevocably and unconditionally pay AWI (i) $250 million of the purchase price on August 1, 2018, and (ii) $80 million of the purchase price on September 15, 2018, which payments were credited against the aggregate consideration payable at closing. The amendment also provided for the reduction (from a maximum of $35 million to a maximum of $20 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. Following receipt of these payments, we remitted $70 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35 million.  We have recorded a $29.9 million payable to WAVE for their remaining portion of the proceeds from Knauf, which is reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2019. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

On December 7, 2018, the European Commission granted conditional clearance of the transaction, subject to certain commitments intended to address concerns regarding the overlap between the activities of AWI and Knauf, including the divestment by Knauf to a third party of certain mineral fiber and grid businesses and operations in Austria, Estonia, Germany, Ireland, Italy, Latvia, Lithuania, Portugal, Spain, Turkey and the United Kingdom (“UK”). This included our sales operations in each of the relevant countries, as well as our production facilities, and those of WAVE, located in Team Valley, UK.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 23, 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business, pursuant to which we are providing certain transition technology, finance and information technology support services during the period between March 18, 2019 and September 30, 2020.

On September 23, 2019, the European Commission approved the Sale, as well as the terms of the sale of the divestment business by Knauf and the identity of the purchaser.

In connection with the closing of the Sale, we also entered into (i) an intellectual property License Agreement with Knauf for its benefit (and, under sublicense, to the buyer of the divestment business) under which they license certain patents, trademarks and know-how from us for use in certain licensed territories, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes.

The EMEA and Pacific Rim segment historical financial results have been reflected in AWI’s Condensed Consolidated Statements of Earnings and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

Manufacturing Plants

As of September 30, 2019, we had 13 manufacturing plants in three countries, with ten plants located within the U.S, including our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During the first quarter of 2019, as part of our acquisition of ACGI, we acquired one additional plant located in Missouri. We have two plants in Canada and one idle mineral fiber plant in China. The idle plant in China is reported as a component of our Unallocated Corporate segment and is classified as an asset held for sale as of September 30, 2019, as we have entered into a sale agreement for the property during the third quarter of 2019 with closing expected in the fourth quarter of 2019.

WAVE operates five additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some markets, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We sell standard and customized products, with the majority of Architectural Specialties revenues derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty.

Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consist of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facility and income tax balances. Our Unallocated Corporate segment also includes all assets, liabilities, income and expenses formerly reported in our EMEA and Pacific Rim segments that were not included in the Sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

For information on our 2019 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Markets. We compete in building material markets in the Americas.  We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

We noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2019 compared to the third quarter of 2018. In our Mineral Fiber segment, we continued to experience softer demand for lower end products.  In our Architectural Specialties segment, we experienced strong growth due to the impact of our 2018 and 2019 acquisitions (the “Acquisitions”), increased market penetration and new construction activity.

Average Unit Value.  We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment.  In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions.  We also offer a wide assortment of products that are differentiated by style, design and performance attributes.  Pricing and margins for products within the assortment vary.  In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues.  We estimate that favorable AUV increased our Mineral Fiber and total consolidated net sales for the three and nine months ended September 30, 2019 by approximately $4 million and $35 million, respectively, compared to the same periods in 2018.  Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, that vary by project.  As such, we do not track AUV performance for this segment, but rather attribute all changes in net sales to volume.

In the third quarter of 2019, we implemented price increases on Mineral Fiber ceiling tile that were announced in the second quarter of 2019.  We also announced and implemented price increases on Mineral Fiber ceiling tile and certain Architectural Specialties products in the third quarter of 2019.  We may implement additional pricing actions based on numerous factors, most notably upon future movements in raw material prices and sourced product costs.

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

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, steel, pigments and clays.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Natural gas and packaging materials are also significant input costs.  Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results.  For the three months ended September 30, 2019, costs for raw materials and energy had no impact on operating income as compared to the same period in 2018. For the nine months ended September 30, 2019, costs for raw materials and energy negatively impacted operating income by $2 million, compared to the same period in 2018.

Employees

As of September 30, 2019 and December 31, 2018, we had approximately 2,400 and 2,200 full-time and part-time employees, respectively. The increase is primarily attributable to the ACGI acquisition in March 2019.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2019	2018	Change is Favorable
Three Months Ended September 30,
Total consolidated net sales	$277.1	$260.5	6.4%
Operating income	$113.3	$81.3	39.4%

Nine Months Ended September 30,
Total consolidated net sales	$791.2	$736.4	7.4%
Operating income	$255.2	$196.9	29.6%

Consolidated net sales for the third quarter of 2019 increased 6.4% over the same period in 2018 due to higher volumes of $12 million and favorable AUV of $5 million.  Mineral Fiber net sales increased by $6 million and Architectural Specialties net sales increased by $11 million, with the Acquisitions contributing $9 million. Consolidated net sales for the first nine months of 2019 increased 7.4% due to favorable AUV of $35 million and higher volumes of $19 million. Mineral Fiber net sales increased $19 million and Architectural Specialties net sales increased by $36 million, with the Acquisitions contributing $27 million.

Cost of goods sold in the third quarter of 2019 was 59.7% of net sales, compared to 62.4% for the same period in 2018. Cost of goods sold in the first nine months of 2019 was 61.3% of net sales compared to 65.9% for the same period in 2018. The decreases in cost of goods sold as a percent of net sales for the third quarter and first nine months of 2019 were driven primarily by 2019 savings from the closure of our St. Helens manufacturing plant during the second quarter of 2018, combined with the absence of $5 million and $26 million, respectively, of accelerated depreciation and related costs attributable to the closed facility. Partially offsetting the impact of the plant closure were increases in cost of goods sold for the third quarter and first nine months of 2019 of $6 million and $21 million, respectively, related to the Acquisitions.

SG&A expenses in the third quarter of 2019 were $41.3 million, or 14.9% of net sales, compared to $35.3 million, or 13.6% of net sales, for the same period in 2018. SG&A for the first nine months of 2019 were $134.3 million, or 17.0% of net sales, compared to $113.7 million, or 15.4% of net sales, for the same period in 2018. The increase in SG&A expenses for the third quarter of 2019 was driven primarily by a $7 million reduction in environmental insurance settlements, net of expenses, and a $2 million increase in SG&A expenses related to the Acquisitions.  These increases were partially offset by a $3 million decrease in legal and professional fees.

The increase in SG&A expenses in the first nine months of 2019 was primarily due to a $13 million increase in legal and professional fees, including expenses and attorney’s fees paid under our litigation settlement agreement with Roxul USA, Inc. (“Rockfon”) and a $6 million increase in SG&A expenses related to the Acquisitions.  Also contributing to the increase in SG&A expenses was a $4 million reduction in environmental insurance settlement gains, net of expenses, partially offset by a reduction in other selling and administrative expenses.

Equity earnings from our WAVE joint venture were $42.9 million for the third quarter of 2019, compared to $18.7 million in the third quarter of 2018. Equity earnings from our WAVE joint venture were $83.0 million for the first nine months of 2019, compared to $59.2 million in the first nine months of 2018. During the third quarter of 2019 and as a result of the Sale, we recorded a $25.5 million increase in WAVE equity earnings, representing our 50% share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses, net of a $4 million write-off related to our WAVE fresh-start reporting for customer relationship and developed technology intangible assets.  Excluding the impact of our portion of WAVE’s gain on the Sale and the write-off, WAVE equity earnings increased for both periods as a result of higher volumes and increases in AUV.  Negatively impacting WAVE equity earnings for the first nine months of 2019 was a $1 million partial pension settlement charge recorded in the second quarter of 2019.  See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.7 million for the third quarter of 2019, compared to $9.9 million in the third quarter of 2018. Interest expense was $31.6 million for the first nine months of 2019, compared to $28.9 million in the first nine months of 2018. The increase in both

Management’s Discussion and Analysis of Financial Condition and Results of Operations

periods was driven primarily by the refinancing of our credit facility on September 30, 2019. In connection with the refinancing, during the three months ended September 30, 2019, we wrote off $2.7 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility.

Other non-operating income, net, was $5.1 million for the third quarter of 2019, compared to $9.2 million in the third quarter of 2018.  Other non-operating income, net, was $16.0 million for the first nine months of 2019, compared to $27.3 million in the first nine months of 2018. The decrease in both periods was primarily related to lower credits from non-service cost components associated with our RIP. See Note 16 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $16.0 million for the third quarter of 2019 compared to $16.4 million in the third quarter of 2018.  The effective tax rate was 15.0% for the second quarter of 2019 compared to 20.3% for the same period of 2018. Income tax expense was $48.8 million for the first nine months of 2019 compared to $42.3 million in the first nine months of 2018. The effective tax rate for the first nine months of 2019 was 20.4% as compared to 21.7% for the same period of 2018. The effective tax rate was lower in both periods as a result of our share of WAVE’s gain on sale of its EMEA and Pacific Rim businesses having no related income tax expense.

Total Other Comprehensive Income (“OCI”) was $81.4 million in the third quarter of 2019 compared to Total Other Comprehensive Loss (“OCL”) of $4.8 million for the third quarter of 2018. Total OCI was $79.9 million in the first nine months of 2019 compared to OCL of $9.0 million for the first nine months of 2018. The change in both periods was driven by $84.7 million of Accumulated Other Comprehensive Income (“AOCI”) adjustments related primarily to foreign currency translation adjustments that were reclassified out of AOCI concurrent with the Sale. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Also impacting the change in OCI in both periods was derivative losses and pension and postretirement adjustments. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2019	2018	Change is Favorable
Three Months Ended September 30,
Total segment net sales	$218.6	$212.8	2.7%
Operating income	$103.5	$71.8	44.2%

Nine Months Ended September 30,
Total segment net sales	$629.4	$610.2	3.1%
Operating income	$230.5	$175.0	31.7%

Net sales increased in the third quarter of 2019 due to favorable AUV of $5 million and higher volumes of $1 million.  The increase in net sales for the first nine months of 2019 was due to favorable AUV of $35 million, partially offset by lower volumes of $16 million. Favorable AUV for the three and nine months ended September 30, 2019 compared to 2018 was due to favorable price and improved mix from the sale of higher end ceiling tile products.

Operating income increased in the third quarter of 2019 due primarily to a $25.5 million increase in WAVE equity earnings relating to the Sale.  Also contributing to the increase in operating income was a $5 million benefit due to the absence of accelerated depreciation and related costs associated with the closure of our St. Helens manufacturing plant during the second quarter of 2018, a $4 million decrease in manufacturing costs, $3 million of favorable AUV and a $3 million reduction in legal and professional fees.  Partially offsetting these increases to operating income was a $7 million reduction in environmental insurance settlements, net of expenses.

Operating income increased in the first nine months of 2019 due primarily to a $25.5 million increase in WAVE equity earnings relating to the Sale.  Also contributing to the increase was $29 million of favorable AUV and a $26 million benefit from the closure of our St. Helens manufacturing plant, combined with the absence of 2018 accelerated depreciation and related closure costs attributable to the plant.  Partially offsetting these increases was a $13 million increase in costs associated with the Rockfon litigation settlement, a $10 million negative impact from lower volumes and a $4 million reduction in environmental insurance settlements, net of expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Architectural Specialties

(dollar amounts in millions)

	2019	2018	Change is Favorable
Three Months Ended September 30,
Total segment net sales	$58.5	$47.7	22.6%
Operating income	$11.6	$11.3	2.7%

Nine Months Ended September 30,
Total segment net sales	$161.8	$126.2	28.2%
Operating income	$30.3	$28.2	7.4%
Net sales for the third quarter and first nine months of 2019 increased due to the Acquisitions and higher volumes from increased market penetration and new construction activity.

Operating income for the third quarter and first nine months of 2019 increased due to the positive impact of higher sales volume, partially offset by additional investments in selling and design capacities and intangible asset amortization expense related to the Acquisitions.

Unallocated Corporate

Unallocated corporate expenses were $1.8 million for the third quarter of 2019 and 2018. Unallocated corporate expenses were $5.6 million for the first nine months of 2019 compared to expenses of $6.3 million in the first nine months of 2018. The decline in the first nine months of 2019 was primarily due to lower service cost associated with our RIP.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations, primarily operations sold in the Sale.

Operating activities in the first nine months of 2019 provided $121.4 million of cash, compared to $159.0 million in the first nine months of 2018. The decrease was primarily due to a decrease in working capital, most notably a decrease in receipts of environmental insurance settlements in the first nine months of 2019 in comparison to the same period for 2018, partially offset by higher cash earnings.

Net cash used for investing activities was $70.9 million for the first nine months of 2019, compared to $285.9 million provided by investing activities for the first nine months of 2018. The decrease resulted primarily from $47.9 million of payments to Knauf as a result of the Sale combined with the absence of $330.0 million of proceeds received from Knauf in 2018 related to the sale of our EMEA and Pacific Rim businesses, net of $70 million of payments to WAVE. Also contributing to the decrease was the cash paid for the acquisition of ACGI in the first nine months of 2019 and a decrease in dividends from our WAVE joint venture.

Net cash used for financing activities was $289.0 million for the first nine months of 2019, compared to $262.5 million during the first nine months of 2018. The unfavorable change in use of cash was primarily due to higher net debt payments as a result of our September 2019 debt refinancing, higher share tax withholdings from employee stock awards and the payment of dividends during the first nine months of 2019, partially offset by a lower repurchases of outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.  As of June 30, 2019, total principle debt outstanding under our $1,050.0 million variable rate senior credit facility was $525.0 million under Term Loan A and $241.9 million under Term Loan B, with no borrowings outstanding under the revolving credit facility. On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. On September 30, 2019, we refinanced our $1,050.0 million variable rate senior credit facility, using cash on hand to pay down a portion of the debt outstanding, including the debt outstanding under Term Loan B. The $1,000.0 million amended senior credit facility is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A.  The terms of the amended credit facility resulted in a lower interest rate spread for both the revolving credit facility (2.00% to 1.50%) and Term Loan A (1.75% to 1.50%). We also extended the maturity of both the revolving credit facility and Term Loan A from April 2021 to

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 2024. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiaries, primarily Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed. As of September 30, 2019, total borrowings outstanding under our senior credit facility were $120.0 million under the revolving credit facility and $500.0 million under Term Loan A.

The refinanced senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of September 30, 2019, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is fully drawn and is currently priced on a variable interest rate basis.  The following table summarizes our interest rate swaps (dollar amounts in millions):

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

Under the terms of the forward starting November 2018 swap maturing in 2025, we will pay a fixed rate monthly and receive 1-month LIBOR. This is inclusive of a 0% floor.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

As of September 30, 2019, our outstanding long-term debt also included a $35.0 million variable rate, tax-exempt industrial development bond that financed the construction of a plant in prior years. This bond has a scheduled final maturity of 2041 and is remarketed by an agent on a regular basis at a market-clearing interest rate. Any portion of the bond that is not successfully remarketed by the agent is required to be repurchased. This bond is backed by letters of credit, which will be drawn if a portion of the bond is not successfully remarketed.  We have not had to repurchase any portion of the bond.

As of September 30, 2019, we had $98.0 million of cash and cash equivalents, $63.0 million in the U.S and $35.0 million in various foreign jurisdictions, primarily Canada.

As of September 30, 2019, we had a $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased.

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

	September 30, 2019
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$33.7	$36.2	$(2.5)
Bi-lateral facility	25.0	11.5	13.5
Revolving credit facility	150.0	-	150.0
Total	$208.7	$47.7	$161.0

We believe that cash on hand and cash generated from operations, together with lines of credit, availability under our securitization facility and the availability under our revolving credit facility, will be adequate to address our foreseeable liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CONTRACTUAL OBLIGATIONS

Information related to our contractual obligations at December 31, 2018 can be found in our 2018 Annual Report on Form 10-K, Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Our debt obligations as of September 30, 2019 decreased by $169.3 million in comparison to December 31, 2018, primarily due to our $100 million voluntary prepayment of the debt outstanding under Term Loan B on July 3, 2019 and our debt refinancing on September 30, 2019. See Note 15 for additional details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2018 Annual Report on Form 10-K. Our debt obligations as of September 30, 2019 decreased by $169.3 million in comparison to December 31, 2018, primarily due to our $100 million voluntary prepayment of the debt outstanding under Term Loan B on July 3, 2019 and our debt refinancing on September 30, 2019. See Note 15 for additional details.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2019, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate adoption of the standard on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 22 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2019	55,794	$98.59	55,694	$246,414,115
August 1 – 31, 2019	219,392	$94.79	219,392	$225,618,538
September 1 – 30, 2019	72,218	$94.27	72,218	$218,810,563
Total	347,404		347,304

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

During the nine months ended September 30, 2019, we repurchased 1.0 million shares under the Program for a total cost of $81.2 million, or an average price of $81.58 per share.  Since inception of the Program, through September 30, 2019, including the ASR, we have repurchased 8.7 million shares under the Program for a total cost of $511.8 million, or an average price of $58.94 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1

Second Amendment to Credit Agreement, Amendment to Security Agreement, Amendment to Domestic Pledge Agreement and Amendment to Canadian Pledge Agreement by and among the Company, the guarantors named therein, JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank and PNC Bank, National Association, as co-syndication agents, Branch Banking and Trust Company, TD Bank, N.A., Manufacturers and Traders Trust Company, The Bank of Nova Scotia, Capital One, National Association, Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and other lenders and L/C issuers party hereto and BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank and PNC Capital Markets, LLC, as joint lead arrangers and bookrunners, is incorporated by reference from the Current Report on Form 8-K filed on October 1, 2019, wherein it appeared as Exhibit 10.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

†	Filed herewith.

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

Date:  October 28, 2019