Form 10-K
period 2019-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2020-02-25
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($97.20 per share) on the New York Stock Exchange (trading symbol AWI) as of June 28, 2019 was approximately $4.7 billion.  As of February 18, 2020, the number of shares outstanding of the registrant's Common Stock was 47,987,627.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2020 annual meeting of shareholders, to be filed no later than April 29, 2020 (120 days after the last day of our 2019 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

When we refer to “AWI,” the “Company,” “we,” “our” and “us”, we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization (as discussed below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	economic conditions;
•	construction activity;
•	competition;
•	key customers;
•	customer consolidation;
•	availability and costs of raw materials and energy;
•	Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc;
•	geographic concentration;
•	strategic transactions;
•	negative tax consequences;
•	environmental matters;
•	information technology disruptions and cybersecurity breaches;
•	claims;
•	litigation;
•	digitalization initiatives and new technology;
•	covenants in our debt agreements;
•	our indebtedness;
•	our liquidity;
•	defined benefit plan obligations;
•	intellectual property rights;
•	sustainability;
•	the tax consequences of the separation of our flooring business from our ceilings business;
•	international operations;
•	costs savings and productivity initiatives;
•	labor;
•	dividend payments; and
•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We are a leading producer of ceiling systems for use in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.

Acquisitions

In November 2019, we acquired the business and assets of MRK Industries, Inc. (“MRK”), based in Libertyville, Illinois. MRK is a manufacturer of specialty metal ceiling, wall and exterior solutions with one manufacturing facility. MRK’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

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

Discontinued Operations

On September 30, 2019, we completed the previously announced sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during the third quarter of 2018 and is subject to certain post-closing adjustments for cash and debt as provided in the Share Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf irrevocably and unconditionally paid AWI (i) $250.0 million of the purchase price on August 1, 2018, and (ii) $80.0 million of the purchase price on September 15, 2018, which payments were credited against the aggregate consideration payable at closing. The amendment also provided for the reduction (from a maximum of $35.0 million to a maximum of $20.0 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. Following receipt of these payments, we remitted $70.0 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction. WAVE subsequently paid each of AWI and Worthington a dividend of $35.0 million. We have recorded a $25.9 million payable to WAVE for their remaining portion of the proceeds from Knauf, which is reflected within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2019. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement. For the year ended December 31, 2019, payments to Knauf included $61.0 million of adjustments to cash consideration, estimated working capital adjustments and remedies, offset by $13.1 million of additional cash in international WAVE entities.

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

The EMEA and Pacific Rim segment historical financial results through September 30, 2019 have been reflected in AWI’s Consolidated Statements of Earnings and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Consolidated Balance Sheet as of December 31, 2019.

See Notes 5 and 6 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

We are focused on driving sustainable shareholder value by consistently delivering profitable sales and earnings growth, while maintaining a balanced approach to capital allocation.  Through our expanding architectural specialties offerings, bolstered by our acquisitions of Tectum, Plasterform, Steel Ceilings, ACGI and MRK, our innovative core ceilings portfolio, including our Total Acoustics® solutions and Sustain® family of products, and digitally enabled systems and tools, we are expanding our capabilities to sell into more spaces and sell more into every space.

Markets

We are well positioned in the industry sectors and categories in which we operate, often holding a leadership position. Our products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall and a wide range of specialty ceiling products.  We compete directly with other domestic and international suppliers of these products. The major markets in which we compete are:

Commercial Construction.  Our revenue opportunities come from new construction as well as renovation of existing buildings.  Renovation work (also known as replacement/remodel) is estimated to represent the majority of the commercial market opportunity.  Most of our revenue comes from the following sectors of commercial construction – office, education, transportation, healthcare, government and retail.  We monitor U.S. construction starts and project activity.  Our revenue from new construction can lag behind construction starts by as much as 18 to 24 months.  We also monitor office vacancy rates, the Architecture Billings Index, state and local government spending, gross domestic product (“GDP”) and general employment levels, which can indicate movement in renovation and new construction opportunities.  We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.  Additionally, we believe that customer preferences for product type, style, color, performance attributes (such as acoustics and sustainability), availability, affordability and ease of installation also affect our revenue.

In our Mineral Fiber segment, we estimate that a majority of our commercial market sales are used for renovation purposes by end-users of our products.  In our Architectural Specialties segment, we estimate that a majority of our commercial market sales are used for new construction and remodel purposes by end-users of our products. The end-use of our products is based on management estimates as such information is not easily determinable.

Residential Construction.  We also sell mineral fiber products for use in single and multi-family housing. We estimate that existing home renovation work represents the majority of the residential market opportunity.  Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence.

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

Approximately 73% of our consolidated net sales are to distributors.  Sales to large home centers account for slightly less than 10% of our consolidated net sales.  Our remaining sales are primarily to direct customers and retailers.

Gross sales to two commercial distributors totaling $428.7 million, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our consolidated gross sales in 2019.

Working Capital

We produce goods for inventory and sell on credit to our customers.  Generally, our distributors carry inventory as needed to meet local or rapid delivery requirements.  We sell our products to select, pre-approved customers using customary trade terms that allow for payment in the future.  These practices are typical within the industry.

Competition

The markets in which our products are sold are highly competitive.  Principal attributes of competition include product performance, product styling, service and price.  Competition comes from both domestic and international manufacturers.  Additionally, some of our products compete with alternative products or finishing solutions, namely, drywall and exposed structure (also known as open plenum).  Excess industry capacity exists for certain products, which tends to increase price competition.  The following companies are our primary competitors:

CertainTeed Corporation (a subsidiary of Saint-Gobain), Chicago Metallic Corporation (owned by Rockwool International A/S), Georgia-Pacific Corporation, Rockfon A/S (owned by Rockwool International A/S), USG Corporation (owned by Gebr. Knauf KG), Ceilings Plus (owned by USG Corporation), Rulon International, and 9Wood.

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business.  The principal raw materials include: clays, fiberglass, perlite, pigment, starch, waste paper, wood and wood fiber.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Finally, we use aluminum and steel in the production of metal ceilings by us and by WAVE, our joint venture that manufactures ceiling grid.

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

Sourced Products

Some of the products that we sell are sourced from third parties.  Our primary sourced products include specialty ceiling products.  We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Europe and the Pacific Rim.  Sales of sourced products represented approximately 12% of our total consolidated revenue in 2019.

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

Certain of our trademarks, including without limitation,  , Armstrong®, ACOUSTIBuilt™, Airtite™, Calla®, Cirrus®, Cortega®, DESIGNFlex™, Dune™, Feltworks®, Humiguard®, Infusions®, InvisAcoustics™, Lyra®, MetalWorks™,  Optima®, Plasterform™, Soundscapes®, Sustain®, Tectum®, Total Acoustics®,  Ultima®, and WoodWorks®, are important to our business because of their significant brand name recognition.  Registrations are generally for fixed, but renewable, terms.

In connection with the separation and distribution of our former flooring business into a separate publicly-traded company, Armstrong Flooring, Inc. (“AFI”), in 2016, we entered into several agreements with AFI that, together with a plan of division, provided for the separation and allocation of assets between AWI and AFI.  These agreements include a Trademark License Agreement and a Transition Trademark License Agreement.  Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to utilize the “Armstrong” trade name and logo.  Pursuant to the Transition Trademark License Agreement, AFI provided us with a five-year royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme.

In connection with the closing of the Sale, we entered into an intellectual property License Agreement with Knauf for its benefit (and, under sublicense, to the buyer of the divestment business) under which they license certain patents, trademarks and know-how from us for use in certain licensed territories.

We review the carrying value of trademarks at least annually for potential impairment.  See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information.

Employees

As of December 31, 2019, we had approximately 2,500 full time and part time employees. As of December 31, 2018, we had approximately 4,000 full-time and part-time employees, including 1,800 employees as part of our EMEA and Pacific Rim businesses. These employees were retained by Knauf and/or the buyer of the divestment business as a result of the Sale. The increase in employees, after taking into account the attrition from the Sale, is primarily attributable to the acquisitions of ACGI and MRK during 2019.

As of December 31, 2019, approximately 62% of our approximately 1,300 production employees in the U.S. were represented by labor unions.  A collective bargaining agreement covering approximately 230 employees at one U.S. plant will expire during 2020. We believe that our relations with our employees are satisfactory.

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

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) (“Rockfon”) filed litigation against us in the United States District Court for the District of Delaware (the “Court”) alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  On April 3, 2019, we entered into a confidential settlement agreement with Rockfon to fully resolve the litigation between us, and Rockfon filed a Stipulation of Dismissal with Prejudice (“Dismissal”) with the Court.  Pursuant to the Dismissal, Rockfon formally dismissed all claims it had against AWI with prejudice.  All claims in the litigation have been fully and finally dismissed and released with AWI making a payment to Rockfon for its costs, expenses and attorneys’ fees.  Pursuant to the settlement, both parties acknowledged that (a) AWI denies all claims of wrongdoing and makes no admission of wrongdoing or of the truth of any of the claims or allegations contained in Rockfon’s complaint or otherwise alleged in the litigation; (b) all AWI exclusive distribution locations (i.e., any location where a reseller has agreed to sell only AWI ceiling system products) will remain exclusive to AWI under their respective distribution agreements, and (c) in all other non-exclusive or “open” distribution locations, resellers are free to purchase and resell ceiling systems products of any manufacturer at their discretion. During 2019, we incurred $19.7 million of expenses in connection with the matter, primarily relating to legal and professional fees incurred by us in connection with the litigation, including expenses and attorney’s fees paid under the settlement agreement. As a result of the settlement and Dismissal, we do not expect to incur additional future costs or expenses relating to the matter.

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

Liabilities of $1.6 million and $12.4 million as of December 31, 2019 and December 31, 2018, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  See

Note 27 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

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

Our markets are highly competitive. Competition could reduce demand for our products or negatively affect our sales mix or price realization. Failure to compete effectively by meeting consumer preferences, developing and marketing innovative solutions, maintaining strong customer service and distribution relationships, and expanding our solutions capabilities and reach could adversely affect our results.

Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, from acoustical solutions to other ceiling and wall products, for example, whether for performance or styling preferences or our inability to develop and offer new competitive performance features could have an adverse effect on our sales. Similarly, our ability to identify, protect and market new and innovative solutions is critical to our long-term growth strategy, namely to sell into more spaces and sell more solutions in every space. If our competitors offer discounts on certain products or provide new or alternative offerings that the marketplace perceives as more cost-effective, it could adversely affect our price realization. Any broad-based change to our price realization could cause our revenues and margins to decline.

Sales fluctuations to and changes in our relationships with key customers could have a material adverse effect on our financial condition, liquidity or results of operations.

The loss, reduction, or fluctuation of sales to key customers, including independent distributors, or any adverse change in our business relationship with them, whether as a result of competition, industry consolidation or otherwise, could have a material adverse effect on our financial condition, liquidity or results of operations.

Customer consolidation, and competitive, economic and other pressures facing our customers, may negatively impact our operating margins and profitability.

A number of our customers, including distributors and contractors, have consolidated in recent years and consolidation could continue. Further consolidation could impact margin growth and profitability as larger customers may realize certain operational and other benefits of scale. The economic and competitive landscape for our customers is constantly changing, and our customers' responses to those changes could impact our business. These factors and others could have a material adverse impact on our business, financial condition or results of operations.

If the availability of raw materials or energy decreases, or the costs increase, and we are unable to pass along increased costs, our financial condition, liquidity or results of operations could be adversely affected.

The availability and cost of raw materials, packaging materials, energy and sourced products are critical to our operations and our results of operations.  For example, we use substantial quantities of natural gas and petroleum-based raw materials in our manufacturing operations.  The cost of some of these items has been volatile in recent years and availability has been limited at times.  We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability.  Limited availability could cause us to reformulate products or limit our production.  Decreased access to raw materials and energy or significant increased cost to purchase these items and any corresponding inability to pass along such costs through price increases could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Our equity investment in our WAVE joint venture remains important to our financial results. WAVE’s markets are highly competitive, and changes in the demand for, or quality of, WAVE products, or in the operational or financial performance of the WAVE joint venture, could have a material adverse effect on its financial condition, liquidity or results of operations. Similarly, the availability and cost of raw materials, packaging materials, energy and sourced products are critical to WAVE’s operations and its results of operations.

We believe another important element in the success of this joint venture is the relationship with our partner, Worthington Industries, Inc.  If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to our partner that adversely impacts our relationship, WAVE’s performance could be adversely impacted.  In addition, our partner may have economic or business interests or goals that are different from or inconsistent with our interests or goals, which may impact our ability to influence or align WAVE’s strategy and operations.

The geographic concentration of our business could subject us to greater risk than our competitors and could have a material adverse effect on our financial condition, liquidity or results of operations.

As a result of the recent divestiture of our Europe, Middle East and Africa (including Russia) and Pacific Rim businesses to Knauf International GmbH, we primarily operate in the United States, Canada and Latin America.  Our concentrated operations in the Americas could subject us to a greater degree of risk relative to our global, diversified competitors. We are particularly vulnerable to adverse events (including acts of terrorism, natural disasters, weather conditions, labor market disruptions and government actions) and economic conditions in the United States, Canada and Latin America. Adverse events or conditions in these geographic areas could have a material adverse effect on our financial condition, liquidity or results of operations.

We may pursue strategic transactions, including mergers, acquisitions, joint ventures, strategic alliances or other investments, which could create risks and present unforeseen integration obstacles or costs, any of which could have a material adverse effect our financial condition, liquidity or results of operations.

We regularly evaluate potential mergers, acquisitions, joint ventures, strategic alliances or other investments that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. Any such strategic transaction involves a number of risks, including potential disruption of our ongoing business and distraction of management, difficulty with integrating or separating personnel and business operations and infrastructure, and increasing or decreasing the scope, geographic diversity and complexity of our operations.  Strategic transactions could involve payment by us of a substantial amount of cash, assumption of liabilities and indemnification obligations, regulatory requirements, incurrence of a substantial amount of debt or issuance of a substantial amount of equity.  Certain strategic opportunities may not result in the consummation of a transaction or may fail to realize the intended benefits and synergies.  If we fail to consummate and integrate our strategic transactions in a timely and cost-effective manner, our financial condition, liquidity or results of operation could be materially and adversely affected.

Negative tax consequences can have an unanticipated effect on our financial results.

We are subject to the tax laws of the many jurisdictions in which we operate.  The tax laws are complex, and the manner in which they apply to our operations and results is sometimes open to interpretation.  Our income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted or experienced in the past.  Our financial condition, liquidity, results of operations or tax liability could be adversely affected by changes in effective tax rates, changes in our overall profitability, changes in tax legislation, the results of examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

Our financial condition, liquidity, results of operations or tax liability could also be adversely affected by changes in the valuation of deferred tax assets and liabilities. We have substantial deferred tax assets related to U.S. domestic foreign tax credits (“FTCs”), a capital loss carryforward, and state net operating losses (“NOLs”), which are available to reduce our U.S. income tax liability and to offset future state taxable income.  However, our ability to utilize the current carrying value of these deferred tax assets may be impacted as a result of certain future events, such as changes in tax legislation and insufficient future taxable income prior to expiration of the FTCs, capital loss carryforwards, and NOLs.

We may be subject to liability under, and may make substantial future expenditures to comply with, environmental laws and regulations, which could have a material adverse effect on our financial condition, liquidity or results of operations.

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

In addition, our operations are subject to various environmental, health, and safety laws and regulations.  These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations.  Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may have a material adverse effect on our financial condition, liquidity or results of operations.

Our operating and information systems may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could interrupt or damage our operations.

In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. These information systems may be disrupted or fail as a result of events that are wholly or partially beyond our control, including events such as natural disasters, power loss, software “bugs”, hardware defects, hacking, computer viruses, malware, ransomware or other cyber-attacks. All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations.

We also compete through our use of information technology. We strive to provide customers with timely, accurate, easy-to-access information about product availability, orders and delivery status using state-of-the-art systems. While we have processes for short-term failures and disaster recovery capability, a prolonged disruption of systems or other failure to meet customers’ expectations regarding the capabilities and reliability of our systems may have a material adverse effect on our operating results.

We could also experience a compromise of our information security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of our systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. Any security breach or compromise of our information systems could significantly damage our reputation, cause the disclosure of confidential customer, employee, supplier or company information, including our intellectual property, and result in significant losses, litigation, fines and costs. The security measures we have implemented to protect against unauthorized access to our information systems and data may not be sufficient to prevent breaches. The regulatory environment related to information security, data collection and privacy is evolving, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

Additionally, our key partners, distributors or suppliers could experience a compromise of their information security due to technical system flaws, clerical, data input or record-keeping errors, or tampering or manipulation of their respective systems by employees or third parties, which may have an impact on our commercial sales, vendor, partner or other relationships.

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

We may not experience the anticipated benefits from our strategic initiatives, including investments in digitalization and new technology.

We continue to evaluate and may pursue strategic initiatives involving the development or utilization of new or innovative products, solutions and tools, as well as the expansion of our capabilities through digitalization. These initiatives are designed to grow revenue, improve profitability and increase shareholder value. Our results of operations and financial position could be materially and adversely affected if we are unable to successfully identify, execute and integrate these initiatives or if we are unable to complete these initiatives in a timely and efficient manner to realize competitive advantages and opportunities.

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

Any of the above listed factors could have a material adverse effect on our financial condition, liquidity or results of operations.

We require a significant amount of liquidity to fund our operations, and borrowing has increased our exposure to negative unforeseen events.

Our liquidity needs vary throughout the year.  If our business experiences materially negative unforeseen events, we may be unable to generate sufficient cash flow from operations to fund our needs or maintain sufficient liquidity to operate and remain in compliance with our debt covenants, which could result in reduced or delayed planned capital expenditures and other investments and have a material adverse effect on our financial condition or results of operations.

Significant changes in factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.

We maintain significant pension and postretirement plans in the U.S.  The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans.

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

Our U.S. pension plans were overfunded by $47.0 million as of December 31, 2019.  Our unfunded U.S. postretirement plan liabilities were $77.5 million as of December 31, 2019.  If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

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

Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have a material adverse effect on our business, financial condition and results of operations and damage our reputation.

Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have a material adverse effect on our business, financial condition and results of operations and damage our reputation. As climate change, land use, water use, deforestation, recyclability or recoverability of products, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and demands.

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

We are subject to risks associated with our international operations in Canada and Latin America. Legislative, political, regulatory and economic volatility, as well as vulnerability to infrastructure and labor disruptions, could have a material adverse effect on our financial condition, liquidity or results of operations.

A portion of our products move in international trade.  See Note 3 to the Consolidated Financial Statements for further information.  Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks.  Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.  In addition, our international growth strategy depends, in part, on our ability to expand our operations in Canada and Latin America.  However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets.  Similarly, our efforts to enhance the profitability or accelerate the growth of our operations in certain markets depends largely on the economic and geopolitical conditions in those local or regional markets.

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

From time to time, we engage in cost-saving and productivity initiatives. Any such initiatives may not achieve expected savings in our operating costs or improved operating results.

We aggressively look for ways to make our operations more efficient and effective.  We may reduce, move, modify and expand our plants and operations, as well as our sourcing and supply chain arrangements, as needed, to control costs and improve productivity.  Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs.  Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions.  These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control.  If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

We cannot provide any guarantee of future cash dividend payments or that we will be able to repurchase our common stock pursuant to a share repurchase program.

Since December 2018, our Board of Directors has declared a quarterly dividend on our common stock. The payment of any future cash dividends to our shareholders is not guaranteed and will depend on decisions that will be made by our Board of Directors and will be based upon our financial condition, results of operations, business requirements and our Board of Directors’ conclusion that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.

Since July 2016, our Board of Directors has approved share repurchases up to a total of $700.0 million. Repurchases under the program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The program does not obligate the company to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. Furthermore, there can be no assurance that we will be able to repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own a 100-acre, multi-building campus in Lancaster, Pennsylvania comprising the site of our corporate headquarters and most of our non-manufacturing operations.

As of December 31, 2019, we had 14 manufacturing plants in three countries, with 11 plants located throughout the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During 2019, as part of our acquisitions of ACGI and MRK, we acquired two additional plants located in Missouri and Illinois, respectively. We have two plants in Canada and one idle mineral fiber plant in China. The idle plant in China is reported as a component of our Unallocated Corporate segment and is classified as an asset held for sale as of December 31, 2019, as we entered into a sale agreement for the property during the third quarter of 2019 with closing expected in the second quarter of 2020.

WAVE operates five additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Five of our plants are leased and the remaining nine are owned.

Operating Segment	Number of Plants	Location of Principal Facilities

Mineral Fiber	6	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania and West Virginia)
Architectural Specialties	7	U.S. (Illinois, Ohio and Missouri), Canada (Quebec and Ontario)
Unallocated Corporate	1	China

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

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.”  As of February 18, 2020, there were approximately 230 holders of record of AWI’s common stock.

Dividends are payable when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments,” which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. We declared dividends, on a quarterly basis, totaling $0.725 per share in 2019. On February 19, 2020, our Board of Directors declared a dividend of $0.20 per common share outstanding. The dividend will be paid on March 20, 2020, to shareholders of record as of the close of business on March 5, 2020. For further discussion of the debt agreements, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Risk Factors in Item 1A in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31, 2019	35,684	$94.65	34,179	$185,003,673
November 1 – 30, 2019	299,194	$94.12	298,872	$156,874,100
December 1 – 31, 2019	197,864	$94.69	197,516	$138,171,417
Total	532,742		530,567
(1)

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long term incentive plans. For more information regarding securities authorized for issuance under our equity compensation plans, see Note 22 to the Consolidated Financial Statements included in this Form 10-K.

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million, excluding commissions.

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

On August 2, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with Deutsche Bank AG under the Program. The ASR included a pre-payment of $150.0 million to Deutsche Bank AG, at which time we received 1,766,004 shares. The ASR terminated on October 8, 2018, with an additional 389,825 shares returned on that day to complete the ASR.

During 2019, we repurchased 1.5 million shares under the Program for a cost of $131.2 million, excluding commissions, or an average price of $86.02 per share. Since inception, including the ASR, we have repurchased 9.2 million shares under the Program for a cost of $561.8 million, excluding commissions, or an average price of $60.98 per share.

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

	2019	2018	2017	2016	2015
(amounts in millions, except for per-share data)
Income statement data
Net sales	$1,038.1	$975.3	$893.6	$837.3	$805.1
Operating income	317.4	249.4	243.8	195.9	166.6
Earnings from continuing operations	242.3	189.6	220.6	99.3	57.9
Per common share - basic (a)	$4.97	$3.68	$4.12	$1.79	$1.04
Per common share - diluted (a)	$4.88	$3.63	$4.08	$1.78	$1.03
Cash dividends per share of common stock	$0.725	$0.175	$-	$-	$-

Balance sheet data (end of period)
Total assets (b)	$1,493.3	$1,838.3	$1,838.3	$1,758.0	$2,687.2
Long-term debt	604.5	764.8	817.7	848.6	936.1
Total shareholders' equity (b)	364.9	226.0	384.1	266.4	768.8

Notes:

(a)	See definition of basic and diluted earnings per share in Note 2 to the Consolidated Financial Statements.
(b)

During 2019, we revised the Consolidated Financial Statements and related notes included herein to correct an immaterial error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The immaterial correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. See Note 2 to the Consolidated Financial Statements for further discussion.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891.

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this Form 10-K.

Overview

We are a leading producer of ceiling systems for use in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.

Acquisitions

In November 2019, we acquired the business and assets of MRK Industries, Inc. (“MRK”), based in Libertyville, Illinois. MRK is a manufacturer of specialty metal ceiling, wall and exterior solutions with one manufacturing facility. MRK’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

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

Discontinued Operations

On September 30, 2019, we completed the previously announced sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during the third quarter of 2018 and is subject to certain post-closing adjustments for cash and debt as provided in the Share Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf irrevocably and unconditionally paid AWI (i) $250.0 million of the purchase price on August 1, 2018, and (ii) $80.0 million of the purchase price on September 15, 2018, which payments were credited against the aggregate consideration payable at closing. The amendment also provided for the reduction (from a maximum of $35.0 million to a maximum of $20.0 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. Following receipt of these payments, we remitted $70.0 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35.0 million.  We have recorded a $25.9 million payable to WAVE for their remaining portion of the proceeds from Knauf, which is reflected within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2019. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement. For the year ended December 31, 2019, payments to Knauf included $61.0 million of adjustments to cash consideration, estimated working capital adjustments and remedies, offset by $13.1 million of additional cash in international WAVE entities.

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

The EMEA and Pacific Rim segment historical financial results through September 30, 2019 have been reflected in AWI’s Consolidated Statements of Earnings and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Consolidated Balance Sheet as of December 31, 2019.

See Notes 5 and 6 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

Manufacturing Plants

As of December 31, 2019, we had 14 manufacturing plants in three countries, with 11 plants located within the U.S, which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  During 2019, as part of our acquisitions of ACGI and MRK, we acquired two additional plants located in Missouri and Illinois, respectively. We have two plants in Canada and one idle mineral fiber plant in China. The idle plant in China is reported as a component of our Unallocated Corporate segment and is classified as an asset held for sale as of December 31, 2019, as we entered into a sale agreement for the property during the third quarter of 2019 with closing expected in the second quarter of 2020.

WAVE operates five additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some geographies and for some customers, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unallocated Corporate - includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consist of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facility and income tax balances. Our Unallocated Corporate segment also includes all assets, liabilities, income and expenses formerly reported in our EMEA and Pacific Rim segments that were not included in the Sale.

Factors Affecting Revenues

For information on our segments’ 2019 net sales by geography, see Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in the commercial and residential construction markets. We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

We noted several factors and trends within our markets that directly affected our business performance during 2019. In our Mineral Fiber segment, softer demand for lower end products exceeded increased demand for high end products. In our Architectural Specialties segment, we experienced strong growth due to the impact of the 2018 acquisitions of Plasterform and Steel Ceilings (collectively, the “2018 Acquisitions”) and the 2019 acquisitions of ACGI and MRK (collectively, the “2019 Acquisitions”).  Our Architectural Specialties segment also experienced increased market penetration as a result of an expanded range of product offerings, and new construction activity.

The following table presents the impact of the 2018 Acquisitions and the 2019 Acquisitions on our Architectural Specialties segment (dollar amounts in millions):

	Net sales
	2019	2018
2018 Acquisitions	$21.4	$8.6
2019 Acquisitions	24.3	-
Total	$45.7	$8.6

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues. We estimate that favorable AUV increased our Mineral Fiber and total consolidated net sales for 2019 by approximately $44 million compared to 2018. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute all changes in sales to volume.

In the first and third quarters of 2019, we implemented price increases on certain Mineral Fiber ceiling tile and Architectural Specialties products. In the fourth quarter of 2019, we announced a price increase on Mineral Fiber ceiling tile and grid products to be effective in the first quarter of 2020. We may implement future pricing actions based on numerous factors.

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

Our largest individual raw material expenditures are for fiberglass, perlite, starch, waste paper, wood, wood fiber, aluminum, steel, pigments and clays. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2019, costs for raw materials and energy negatively impacted operating income by $1 million, compared to 2018.

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

U.S. Pension Credit and Postretirement Benefit Costs – We maintain significant pension and postretirement plans in the U.S.  Our defined benefit pension and postretirement benefit costs are developed from actuarial valuations.  These valuations are calculated using a number of assumptions, which represent management’s best estimate of the future.  The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and the estimated inflation in health care costs.  These assumptions are generally updated annually.

Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining discount rates.  As of December 31, 2019 and 2018, we assumed discount rates of 3.16% and 4.30%, respectively, for the U.S. defined benefit pension plans.  As of December 31, 2019 and 2018, we assumed a discount rates of 3.14% and 4.31%, respectively, for the U.S. postretirement plan.  The effects of the change in discount rate will be amortized into earnings as described below.  Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would not have a material impact on 2020 operating or non-operating income.

We manage two U.S. defined benefit pension plans, our RIP, which is a qualified funded plan, and a nonqualified unfunded plan.  For the RIP, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets.  This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets.  An incremental component is added for the expected return from active management based on historical information obtained from the plan’s investment consultants.  These forecasted gross returns are reduced by estimated management fees and expenses.  Over the 10-year period ended December 31, 2019, the historical annualized return was approximately 7.9% compared to an average expected return of 6.5%. The actual gain on plan assets incurred for 2019 was 16.6%, net of fees. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2019 U.S. pension cost was 5.75%.  We have assumed a return on plan assets for 2020 of 5.25%.  The 2020 expected return on assets was calculated in a manner consistent with 2019.  A one-quarter percentage point increase or decrease in this assumption would increase or decrease 2020 non-operating income by approximately $3.7 million.

Contributions to the unfunded pension plan were $4.0 million in 2019 and were made on a monthly basis to fund benefit payments.  We estimate the 2020 contributions will be approximately $3.9 million.  See Note 18 to the Consolidated Financial Statements for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The estimated inflation in health care costs represents a 5-10 year view of the expected inflation in our postretirement health care costs.  We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions		Actual
	Post-65	Pre-65	Post-65	Pre-65
2018	9.2%	8.0%	9.0%	2.5%
2019	8.7%	7.6%	(9.7)%	24.8%
2020	8.2%	7.2%

The difference between the actual and expected health care costs is amortized into earnings as described below.  As of December 31, 2019, health care cost increases are estimated to decrease ratably until 2026, after which they are estimated to be constant at 4.50%.  A one percentage point increase or decrease in the assumed health care cost trend rate would not have a material impact on 2020 operating or non-operating income.  See Note 18 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses.  When certain thresholds are met, the gains and losses are amortized into future earnings over the remaining life expectancy of participants.  Changes in assumptions could have significant effects on earnings in future years.

Total net actuarial losses related to our U.S. pension benefit plans decreased by $36.6 million in 2019 primarily due to a better than expected return on assets, partially offset by changes in actuarial assumptions (most significantly a 114 basis point decrease in the discount rate).  The $36.6 million actuarial gain impacting our U.S. pension plans is reflected as a component of other comprehensive income in our Consolidated Statement of Earnings and Comprehensive Income along with actuarial gains and losses from our foreign pension plan and our U.S. postretirement benefit plan.

On February 20, 2020, we entered into a commitment agreement with a third-party insurance company to partially settle approximately $1.0 billion of retiree benefit obligations under our RIP. See Note 18 to the Consolidated Financial Statements for further information.

Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income, statutory income tax rates in the jurisdictions in which we operate, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes.  Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense.  These temporary differences create deferred income tax assets and liabilities.  Deferred income tax assets are also recorded for net operating losses (“NOL”), capital loss carryforwards, and foreign tax credit (“FTC”) carryforwards.

Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date.  We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.  The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, capital gain income, and foreign source income (“FSI”), the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations.  A history of cumulative losses is a significant piece of negative evidence used in our assessment.  If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

As of December 31, 2019, we have recorded valuation allowances totaling $75.5 million for various federal and state deferred tax assets.  While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly.  Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 16 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2019 includes deferred income tax assets of $155.8 million.  Included in this amount are deferred federal income tax assets for FTC carryforwards of $13.1 million, federal and state capital loss carryforwards of $16.0 million, and state NOL deferred income tax assets of $54.8 million. We have established valuation allowances in the amount of $75.5 million consisting of $13.1 million for federal deferred tax assets related to FTC carryovers, $46.4 million for state deferred tax assets, primarily operating loss carryovers, and $16.0 million for federal and state deferred tax assets related to capital loss carryovers. Inherent in determining our effective tax rate are

Management’s Discussion and Analysis of Financial Condition and Results of Operations

judgments regarding business plans and expectations about future operations.  These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $681.6 million for state income tax purposes during the respective realization periods (ranging from 2020 to 2039) in order to fully realize the net state NOL deferred income tax assets.

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

Impairments of Long-Lived Tangible, Intangible Assets and Goodwill – Our indefinite-lived assets include goodwill and other intangibles, primarily trademarks and brand names. Trademarks and brand names are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows.  Accordingly, they have been assigned an indefinite life.  We conduct our annual impairment tests for these indefinite-lived intangible assets and goodwill during the fourth quarter. These assets undergo more frequent tests if an indication of possible impairment exists.  We conduct impairment tests for tangible assets and definite-lived intangible assets when indicators of impairment exist, such as operating losses and/or negative cash flows.

In connection with the performance of an impairment test for tangible assets and definite-lived intangible assets, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets.  If the undiscounted cash flows of the asset group/reporting unit are less than the carrying value, an estimate of an asset group’s/reporting unit’s fair value is based on discounted future cash flows expected to be generated by the asset group/reporting unit, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants or estimated salvage value if no sale is assumed.  If the fair value is less than the carrying value of the asset group/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group/reporting unit.

In connection with the performance of an impairment test for indefinite-lived intangible assets and goodwill, we compare the carrying amount of the asset (when testing indefinite-lived intangible assets) and reporting unit (when testing goodwill) to the estimated fair value. For indefinite-lived intangible assets, the estimated fair value is based on discounted future cash flows using the relief from royalty method.  For goodwill, the estimated fair value is based on discounted future cash flows expected to be generated by the reporting unit. If the fair value is less than the carrying value of the asset/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset/reporting unit.

The principal assumptions used in our impairment tests for definite-lived intangible assets is operating profit adjusted for depreciation and amortization and, if required to estimate the fair value, the discount rate.  The principal assumptions used in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate.  The principal assumptions utilized in our impairment tests for goodwill include after-tax cash flows growth rates and discount rate.  Revenue growth rates, after-tax cash flows growth rates and operating profit assumptions are derived from those used in our operating plan and strategic planning processes.  The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve.  The royalty rate assumption represents the estimated contribution of the intangible assets to the overall profits of the related businesses.

In 2019, indefinite-lived intangibles and goodwill were tested for impairment based on our identified asset groups/reporting units. There were no material impairment charges recorded in 2019, 2018 or 2017 related to intangible assets. We did not test tangible assets within our continuing operations for impairment in 2019, 2018 or 2017 as no indicators of impairment existed.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We cannot predict the occurrence of certain events that might lead to material impairment charges in the future.  Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial and residential construction industries, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.  See Notes 3 and 13 to the Consolidated Financial Statements for further information.

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

ACCOUNTING PRONOUNCEMENTS EFFECTIVE IN FUTURE PERIODS

See Note 2 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

2019 COMPARED TO 2018

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2019	2018	Change is Favorable
Total consolidated net sales	$1,038.1	$975.3	6.4%
Operating income	$317.4	$249.4	27.3%

Consolidated net sales increased due to favorable AUV of $44 million and higher volumes of $19 million. Mineral Fiber net sales increased by $25 million and Architectural Specialties net sales increased by $38 million.

Cost of goods sold was 61.9% of net sales in 2019, compared to 65.8% in 2018.  The decrease in cost of goods sold as a percent of net sales in comparison to 2018 was driven primarily by a $27 million reduction in cost of goods sold due to savings from the closure of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

our St. Helens manufacturing plant during the second quarter of 2018, combined with the absence of accelerated depreciation and related costs attributable to the closed facility, and increased price realization in excess of inflation.

SG&A expenses in 2019 were $174.3 million, or 16.8% of net sales, compared to $159.0 million, or 16.3% of net sales, in 2018.  The increase in SG&A expenses was primarily due to a $13 million increase in legal and professional fees, including expenses and attorney’s fees paid under our litigation settlement agreement with Roxul USA, Inc. (“Rockfon”).  Also contributing to the increase in SG&A expenses was the impact of the 2018 Acquisitions and the 2019 Acquisitions.  Partially offsetting the impact of these increases in SG&A expenses was $5 million of cost reimbursements, net of expenses, earned in 2019 under our Transition Services Agreement with Knauf and a $4 million reduction in share-based compensation expense.

Equity earnings from our WAVE joint venture were $96.6 million in 2019, compared to $74.9 million in 2018.  During 2019 and as a result of the Sale, we recorded a $21 million increase in WAVE equity earnings, representing our share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses, net of a $4 million write-off related to our WAVE fresh-start reporting for customer relationship and developed technology intangible assets.  Excluding the impact of our portion of WAVE’s gain on the Sale and the write-off, WAVE equity earnings increased as a result of increases in AUV, partially offset by investments in manufacturing and lower volumes.  Negatively impacting WAVE equity earnings for 2019 was a $1 million partial pension settlement charge.  See Note 11 to the Consolidated Financial Statements for further information.

Interest expense was $38.4 million in 2019, compared to $39.2 million in 2018. The decrease in interest expense in 2019 was driven primarily by lower interest rates and the refinancing of our credit facility on September 30, 2019. In connection with the refinancing, we wrote off $2.7 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility.

Other non-operating income was $20.4 million in 2019, compared to $32.5 million in 2018. The decrease was primarily related to lower credits from non-service cost components associated with our RIP. See Note 18 to the Consolidated Financial Statements for further information.

Income tax expense was $57.1 million in 2019, compared to $53.1 million in 2018.  The effective tax rate for 2019 was 19.1% as compared to a rate of 21.9% for 2018. The effective tax rate was lower in 2019 as a result of our share of WAVE’s gain on sale of its EMEA and Pacific Rim businesses having no related income tax expense, in addition to a favorable impact of state deferred tax asset adjustments.

Total other comprehensive income (loss) (“OCI”) was $83.4 million of income in 2019, compared to a $59.4 million loss for 2018.  The change was driven by $83.8 million of Accumulated Other Comprehensive Income (“AOCI”) adjustments related primarily to foreign currency translation adjustments that were reclassified out of AOCI concurrent with the Sale. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Also impacting the change in OCI in both periods was pension and postretirement adjustments and derivative losses. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2019	2018	Change is Favorable
Total segment net sales	$826.6	$801.6	3.1%
Operating income	$289.6	$223.8	29.4%

Net sales increased due to favorable AUV of $44 million, partially offset by lower volumes of $19 million. The favorable AUV was due to favorable price and improved mix from the sale of higher end ceiling tile products.

Operating income increased due primarily to a $21 million increase in WAVE equity earnings relating to the Sale.  Also contributing to the increase was $31 million of favorable AUV and a $27 million increase in operating income due to savings from the closure of our St. Helens manufacturing plant during the second quarter of 2018, combined with the absence of accelerated depreciation and related costs attributable to the closed facility. Partially offsetting the operating income increase was a $13 million increase in costs

Management’s Discussion and Analysis of Financial Condition and Results of Operations

associated with the Rockfon litigation settlement, a $12 million negative impact from lower volumes, $5 million of cost reimbursements, net of related expenses, earned in 2019 under our Transition Services Agreement with Knauf, and a $4 million reduction in share-based compensation expense.

Architectural Specialties

(dollar amounts in millions)

	2019	2018	Change is Favorable
Total segment net sales	$211.5	$173.7	21.8%
Operating income	$35.9	$34.3	4.7%

Net sales increased due to the full year impact of the 2018 Acquisitions, and the 2019 Acquisitions (see table in Factors Affecting Revenue), in addition to higher volumes from increased market penetration as a result of an expanded range of product offerings, and new construction activity.

Operating income increased due to the positive impact of higher sales volume, partially offset by additional investments in selling and design capacities and intangible asset amortization expense related to the 2018 Acquisitions and the 2019 Acquisitions.

Unallocated Corporate

Unallocated Corporate expense of $8 million decreased from $9 million in the prior year primarily due to lower service cost associated with our RIP.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations, primarily operations sold in the Sale.

Operating activities for 2019 provided $182.7 million of cash, compared to $203.2 million of cash provided in 2018.  The decrease was primarily due to an increase in working capital, most notably a decrease in receipts of environmental insurance settlements, partially offset by higher cash earnings.

Net cash used for investing activities was $89.1 million for 2019, compared to $309.6 million of cash provided in 2018.  The decrease resulted primarily from $47.9 million of payments to Knauf as a result of the Sale combined with the absence of $330.0 million of proceeds received from Knauf in 2018 related to the sale of our EMEA and Pacific Rim businesses, partially offset by $70.0 million of payments to WAVE. Also contributing to the decrease was the cash paid for the acquisitions of ACGI and MRK, and a decrease in dividends from our WAVE joint venture.

Net cash used for financing activities was $384.9 million in 2019, compared to $329.3 million in 2018.  The unfavorable change in use of cash was primarily due to higher net debt payments as a result of our September 2019 debt refinancing, higher share tax withholdings from employee stock awards and the payment of dividends, partially offset by a lower repurchases of outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.

As of June 30, 2019, total debt outstanding under our $1,050.0 million variable rate senior credit facility was $525.0 million under Term Loan A and $241.9 million under Term Loan B, with no borrowings outstanding under the revolving credit facility. On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. Term Loan B was priced at 2.75% over the London Interbank Offered Rate (“LIBOR”). On September 30, 2019, we refinanced our $1,050.0 million variable rate senior credit facility, using cash on hand to pay down a portion of the debt outstanding, including the debt outstanding under Term Loan B. The $1,000.0 million amended senior credit facility is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A.  The terms of the amended credit facility resulted in a lower interest rate spread for both the revolving credit facility (2.00% to 1.50% over LIBOR) and Term Loan A (1.75% to 1.50% over LIBOR). We also extended the maturity of both the revolving credit facility and Term Loan A from April 2021

Management’s Discussion and Analysis of Financial Condition and Results of Operations

to September 2024. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiaries, primarily Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed.

As of December 31, 2019, total borrowings outstanding under our senior credit facility were $115.0 million under the revolving credit facility and $500.0 million under Term Loan A.

The refinanced senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of December 31, 2019, we were in compliance with all covenants of the senior credit facility.

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

During the fourth quarter of 2019, we used proceeds from our revolving credit facility to pay off a $35.0 million variable rate, tax exempt industrial development bond that financed the construction of a plant in prior years. The bond was remarketed by an agent on a regular basis at a market-clearing interest rate.

As of December 31, 2019, we had $45.3 million of cash and cash equivalents, $29.8 million in the U.S and $15.5 million in various foreign jurisdictions, primarily Canada.

As of December 31, 2019, we had a $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly-owned single member limited liability company special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. During the first quarter of 2020, we expect to amend the facility to reduce the purchase limit from $36.2 million to $30.0 million and to extend its maturity to March 2021.

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

	December 31, 2019
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$36.2	$-	$36.2
Bi-lateral facility	25.0	11.4	13.6
Revolving credit facility	150.0	-	150.0
Total	$211.2	$11.4	$199.8

As of December 31, 2019, there was no restricted cash under our accounts receivable securitization facility for letters of credit issued in excess of our maximum limit. As of December 31, 2018, $6.0 million of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit was classified as restricted cash and reported as a component of Cash and cash equivalents on our Consolidated Balance Sheets.

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

CONTRACTUAL OBLIGATIONS

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements.  The following table includes amounts ongoing under contractual obligations existing as of December 31, 2019.  Only known payments that are dependent solely on the passage of time are included.  Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount.  Contracts that contain variable payment structures without minimum payments are excluded.  Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding.  Amounts are presented below based upon the currently scheduled payment terms.  Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(dollar amounts in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (1)	$6.3	$25.0	$25.0	$25.0	$533.7	$-	$615.0
Scheduled interest payments (2)	18.5	19.4	18.8	17.8	11.6	0.3	86.4
Operating lease obligations, net of sublease income (3)	6.6	5.8	5.1	4.4	3.6	17.5	43.0
Unconditional purchase obligations (4)	23.6	9.9	4.2	1.2	0.2	-	39.1
Pension contributions (5)	3.9	3.8	3.7	3.6	3.5	-	18.5
Total contractual obligations	$58.9	$63.9	$56.8	$52.0	$552.6	$17.8	$802.0

(1)	Excludes $4.2 million of unamortized debt financing costs as of December 31, 2019.
(2)	For debt with variable interest rates and interest rate swaps, we projected future interest payments based on market-based interest rate swap curves.
(3)

Lease obligations include the undiscounted lease payments due under existing agreements with non-cancelable lease terms in excess of one year. Reasonably certain renewal periods are included and non-lease components are excluded.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(5)

Pension contributions include estimated contributions for our unfunded U.S. Retirement Benefit Equity Plan.  We are not presenting estimated payments in the table above beyond 2024 as funding can vary from year to year based upon changes in funding regulations and actuarial assumptions.

The table above excludes $34.7 million of unrecognized tax benefit liabilities under ASC 740 “Income Taxes.”  Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 16 to the Consolidated Financial Statements for more information.

This table excludes obligations related to postretirement benefits (retiree health care and life insurance) since we voluntarily provide these benefits.  The amount of benefit payments we made in 2019 was $9.4 million.  See Note 18 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

Letters of credit are currently arranged through our bi-lateral facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table summarizes the commitments we have available for use as of December 31, 2019.

Other Commercial Commitments (dollar amounts in millions)	Total Amounts Committed	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years
Letters of credit	$11.4	$11.4	$-	$-	$-

In connection with our disposition of certain assets through a variety of unrelated transactions, we have entered into contracts that included various indemnity provisions, some of which are customary for such transactions, while others hold the acquirer of the assets harmless with respect to liabilities relating to such matters as taxes, environmental and other litigation.  Some of these provisions include exposure limits, but many do not.  Due to the nature of the indemnities, it is not possible to estimate the potential maximum exposure under these contractual provisions.  As of December 31, 2019, we had no liabilities recorded for which an indemnity claim had been received.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to replace LIBOR rates with the Secured Overnight Financing Rate ("SOFR") effective in late 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the SOFR rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.  ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company will monitor the new SOFR rates and regulation related to our debt, interest rate hedging instruments and other contracts that are indexed to USD-LIBOR.

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

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A and revolving credit facility.  A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2019 levels would increase 2020 interest expense by approximately $2.2 million. We also have $400.0 million of active interest rate swaps outstanding, which fix the interest rates for a portion of our debt. These active interest rate swaps are included in this calculation.

As of December 31, 2019, we had interest rate swaps outstanding on Term Loan A, with notional amounts of $500.0 million.  We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility.  Under the terms of the Term Loan A swaps we receive 1-month LIBOR and pay a fixed rate over the hedged period.  The following table summarizes our interest rate swaps as of December 31, 2019 (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The net liability measured at fair value was $14.3 million at December 31, 2019.

The table below provides information about our long-term debt obligations as of December 31, 2019, including payment requirements and related weighted-average interest rates by scheduled maturity dates.  Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2020	2021	2022	2023	2024	After 2025	Total
Variable rate principal payments	$6.3	$25.0	$25.0	$25.0	$533.7	$-	$615.0
Average interest rate	3.15%	3.07%	3.11%	3.18%	2.51%	-	2.59%

Variable rate principle payments reflected in the preceding table exclude $4.2 million of unamortized debt financing costs as of December 31, 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Years Ended December 31, 2019 and 2018 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Schedule II for the Years Ended December 31, 2019, 2018 and 2017.

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

	First	Second	Third	Fourth
2019
Net sales	$242.1	$272.0	$277.1	$246.9
Gross profit	91.4	103.4	111.7	88.6

Earnings from continuing operations
Per share of common stock:
Basic	$0.75	$1.30	$1.86	$1.06
Diluted	$0.73	$1.28	$1.83	$1.04

Price range of common stock - high	$79.53	$99.27	$104.50	$103.66
Price range of common stock - low	$57.38	$79.77	$91.16	$89.58

Cash dividend per common share	$0.175	$0.175	$0.175	$0.200

2018
Net sales	$227.3	$248.6	$260.5	$238.9
Gross profit	70.8	82.7	97.9	82.1

Earnings from continuing operations	41.2	47.6	64.2	36.6
Per share of common stock:
Basic	$0.78	$0.91	$1.26	$0.74
Diluted	$0.76	$0.90	$1.23	$0.73

Price range of common stock - high	$64.60	$65.00	$73.45	$71.50
Price range of common stock - low	$55.65	$54.45	$62.15	$54.34

Cash dividend per common share	$-	$-	$-	$0.175

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

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

Fourth Quarter 2019 Compared With Fourth Quarter 2018 – Continuing Operations

Consolidated net sales of $246.9 million in the fourth quarter of 2019 increased 3.3% due to favorable AUV of $9 million, partially offset by lower volumes of $1 million.

Mineral Fiber net sales increased 3.0% due to favorable AUV of $9 million, partially offset by lower volumes of $3 million.   Architectural Specialties net sales increased 4.6% due to higher volumes, primarily as a result of the impact of the 2019 Acquisitions, partially offset by unfavorable project timing and extended lead times from a third party supplier.

For the fourth quarter of 2019, cost of goods sold was 64.1% of net sales, compared to 65.6% in 2018. The decrease in cost of goods sold as a percent of net sales in comparison to 2018 was driven primarily by the absence of $2 million of costs attributable to the closure of our St. Helens, Oregon facility in addition to increased price realization in excess of inflation, partially offset by increases in cost of goods sold related to the 2019 Acquisitions.

SG&A expenses for the fourth quarter of 2019 were $40.0 million, or 16.2% of net sales compared to $45.3 million, or 19.0% of net sales, for the fourth quarter of 2018.  The decrease in SG&A expenses was driven primarily by a $4 million decrease in legal and professional fees, $3 million of cost reimbursements, net of expenses, earned in 2019 under our Transition Services Agreement with Knauf and a $3 million reduction in share-based compensation expense.  These decreases in SG&A expenses were partially offset by higher expenses related to the impact of the 2019 Acquisitions.

Equity earnings in the fourth quarter of 2019 were $13.6 million compared to $15.7 million for the fourth quarter of 2018.  During the fourth quarter of 2019 and as a result of the Sale, we recorded a $5 million decrease in WAVE equity earnings, representing our share of WAVE’s fourth quarter of 2019 loss on sale of its discontinued European and Pacific Rim businesses.  Excluding the impact of our portion of WAVE’s fourth quarter loss on the Sale, WAVE equity earnings increased due to higher sales volumes and lower input costs, particularly steel.  See Note 11 to the Consolidated Financial Statements for further information.

Operating income was $62.2 million in the fourth quarter of 2019 compared to $52.5 million in the fourth quarter of 2018.

Interest expense in the fourth quarter of 2019 decreased to $6.8 million compared to $10.3 million in the fourth quarter of 2018 due to lower borrowings, a reduced cost of debt as a result of our September 30, 2019 refinancing and a decrease in LIBOR.

Fourth quarter income tax expense was $8.3 million on pre-tax earnings from continuing operations of $59.8 million in 2019 compared to income tax expense of $10.8 million on a pre-tax earnings from continuing operations of $47.4 million in 2018.  The effective tax rate for the fourth quarter of 2019 was lower than the same period in 2018 primarily due to discrete tax benefits in the fourth quarter of 2019 related to federal stock compensation deductions and state deferred tax benefits.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2019, as stated in their report included herein.

/s/ Victor D. Grizzle

Victor D. Grizzle
Director, President and Chief Executive Officer

/s/ Brian L. MacNeal

Brian L. MacNeal
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara

Stephen F. McNamara
Vice President and Corporate Controller

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong World Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the related amendments.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of benefit obligations

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company’s pension projected benefit obligations and the fair value of plan assets for the U.S. plans were $1,431.4 million and $1,478.4 million, respectively, as of December 31, 2019, resulting in a funded status of $47.0 million. Additionally, the Company’s accumulated postretirement benefit obligation was $76.6 million, which is an unfunded liability.

We identified the evaluation of the benefit obligations to be a critical audit matter because of the specialized skills required to understand the Company’s actuarial models and assumptions. In addition, the benefit obligations were sensitive to changes in key assumptions used, in particular the discount rate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s benefit obligations process, including controls related to the development of the discount rates. We involved an actuarial professional with specialized skill and knowledge, who assisted in:

•	understanding and assessing the actuarial models and assumptions used by the Company to estimate the benefit obligations;
•

the evaluation of Company’s discount rates, by assessing changes in the discount rates from the prior year against changes in published indices, assessing the discount rates based on the plan type, plan provisions and pattern of cash flows; and

•	evaluating the selected yield curve, the consistency of the yield curve with the prior year, and the spot rates, to further assess the discount rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1929.

Philadelphia, Pennsylvania
February 25, 2020

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$1,038.1	$975.3	$893.6
Cost of goods sold	643.0	641.8	578.2
Gross profit	395.1	333.5	315.4
Selling, general and administrative expenses	174.3	159.0	138.6
Equity earnings from joint venture	(96.6)	(74.9)	(67.0)
Operating income	317.4	249.4	243.8
Interest expense	38.4	39.2	35.4
Other non-operating (income), net	(20.4)	(32.5)	(13.7)
Earnings from continuing operations before income taxes	299.4	242.7	222.1
Income tax expense	57.1	53.1	1.5
Earnings from continuing operations	242.3	189.6	220.6
Net (loss) earnings from discontinued operations, net of tax expense of $12.0, $8.2 and $3.6	(1.8)	9.6	4.2
(Loss) from disposal of discontinued businesses, net of tax (benefit) of ($5.2), ($6.0) and ($4.1)	(26.0)	(13.3)	(105.2)
Net (loss) from discontinued operations	(27.8)	(3.7)	(101.0)
Net earnings	$214.5	$185.9	$119.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	84.1	(27.6)	24.5
Derivative (loss) gain, net	(13.9)	1.1	(0.3)
Pension and postretirement adjustments	13.2	(32.9)	33.7
Total other comprehensive income (loss)	83.4	(59.4)	57.9
Total comprehensive income	$297.9	$126.5	$177.5
Earnings per share of common stock, continuing operations:
Basic	$4.97	$3.68	$4.12
Diluted	$4.88	$3.63	$4.08
(Loss) per share of common stock, discontinued operations:
Basic	$(0.57)	$(0.07)	$(1.89)
Diluted	$(0.56)	$(0.07)	$(1.87)
Net earnings per share of common stock:
Basic	$4.40	$3.61	$2.23
Diluted	$4.32	$3.56	$2.21
Average number of common shares outstanding:
Basic	48.7	51.3	53.3
Diluted	49.5	52.1	53.9

See accompanying notes to consolidated financial statements beginning on page 43.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45.3	$325.7
Accounts and notes receivable, net	85.1	79.9
Inventories, net	68.5	61.2
Assets of discontinued operations	-	244.3
Income taxes receivable	30.0	1.7
Other current assets	15.5	4.8
Total current assets	244.4	717.6
Property, plant, and equipment, less accumulated depreciation and amortization of $447.5 and $412.9, respectively	524.6	501.0
Lease right-of-use assets	35.3	-
Prepaid pension costs	94.8	52.8
Investment in joint venture	58.5	40.8
Goodwill	53.0	19.2
Intangible assets, net	411.9	422.8
Deferred income taxes	10.4	14.8
Income taxes receivable	2.5	0.8
Other non-current assets	57.9	68.5
Total assets	$1,493.3	$1,838.3
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$6.3	$55.0
Accounts payable and accrued expenses	148.7	383.3
Liabilities of discontinued operations	-	110.3
Income taxes payable	0.2	0.9
Total current liabilities	155.2	549.5
Long-term debt, less current installments	604.5	764.8
Lease non-current liabilities	30.1	-
Postretirement benefit liabilities	71.0	58.8
Pension benefit liabilities	46.6	50.3
Other long-term liabilities	37.8	38.0
Income taxes payable	19.3	26.5
Deferred income taxes	163.9	124.4
Total non-current liabilities	973.2	1,062.8
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,263,395 shares issued and 47,992,348 shares outstanding as of December 31, 2019 and 61,553,724, shares issued and 48,808,239 shares outstanding as of December 31, 2018	0.6	0.6
Capital in excess of par value	555.7	547.4
Retained earnings	1,008.2	829.8
Treasury stock, at cost, 14,271,047 shares as of December 31, 2019 and 12,745,485 shares as of December 31, 2018	(823.5)	(692.2)
Accumulated other comprehensive (loss)	(376.1)	(459.6)
Total shareholders' equity	364.9	226.0
Total liabilities and shareholders' equity	$1,493.3	$1,838.3

See accompanying notes to consolidated financial statements beginning on page 43.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2016	54,428,233	$0.6	$504.9	$469.9	6,168,907	$(305.2)	$(403.8)	$266.4
Cumulative effect impact of ASU 2016-09 adoption	-	-	-	8.7				8.7
Stock issuance, net	185,596	-	-	-	-	-	-	-
Share-based employee compensation	-	-	11.4	-	-	-	-	11.4
Net earnings	-	-	-	119.6	-	-	-	119.6
Other comprehensive income	-	-	-	-	-	-	57.9	57.9
Separation of Armstrong Flooring, Inc.	-	-	0.5					0.5
Acquisition of treasury stock	(1,841,690)	-	-	-	1,841,690	(80.4)	-	(80.4)
December 31, 2017	52,772,139	$0.6	$516.8	$598.2	8,010,597	$(385.6)	$(345.9)	$384.1

Cumulative effect impact of ASU 2018-02 adoption	-	-	-	54.3	-	-	(54.3)	-
Stock issuance, net	770,988	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.6)	-	-	-	(8.6)
Share-based employee compensation	-	-	30.6	-	-	-	-	30.6
Net earnings	-	-	-	185.9	-	-	-	185.9
Other comprehensive (loss)	-	-	-	-	-	-	(59.4)	(59.4)
Acquisition of treasury stock	(4,734,888)	-	-	-	4,734,888	(306.6)	-	(306.6)
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0

Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	709,671	-	-	-	-	-	-	-
Cash dividends - $0.725 per common share	-	-	-	(36.0)	-	-	-	(36.0)
Share-based employee compensation	-	-	8.3	-	-	-	-	8.3
Net earnings	-	-	-	214.5	-	-	-	214.5
Other comprehensive income	-	-	-	-	-	-	83.4	83.4
Acquisition of treasury stock	(1,525,562)	-	-	-	1,525,562	(131.3)	-	(131.3)
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9

See accompanying notes to consolidated financial statements beginning on page 43.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$214.5	$185.9	$119.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72.1	79.4	89.2
Loss on disposal of discontinued operations	31.2	19.3	109.3
Write-off debt refinancing fees	2.7	-	-
Deferred income taxes	14.0	(3.8)	(12.3)
Share-based compensation	9.5	14.0	10.2
Equity earnings from joint venture	(96.6)	(74.9)	(67.0)
U.S. pension (credit)	(7.5)	(26.3)	(4.5)
Other non-cash adjustments, net	2.5	2.9	(0.4)
Changes in operating assets and liabilities:
Receivables	(1.1)	13.2	(37.1)
Inventories	(7.2)	(8.9)	3.6
Other current assets	(6.9)	9.4	2.2
Other non-current assets	2.1	(5.5)	(1.6)
Accounts payable and accrued expenses	(19.9)	5.4	(20.0)
Income taxes receivables and payables, net	(8.4)	7.5	(18.8)
Other long-term liabilities	(15.6)	(14.4)	(1.2)
Other, net	(2.7)	-	(0.8)
Net cash provided by operating activities	182.7	203.2	170.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(71.3)	(71.9)	(89.7)
Return of investment from joint venture	85.2	141.7	69.1
Cash paid for acquisitions	(56.4)	(22.2)	(31.2)
Cash consideration received from Knauf	-	330.0	-
Payments of proceeds from Knauf to investment in joint venture	-	(70.0)	-
Payments to Knauf upon disposal of discontinued operations	(47.9)	-	-
Other investing activities	1.3	2.0	(2.4)
Net cash (used for) provided by investing activities	(89.1)	309.6	(54.2)
Cash flows from financing activities:
Proceeds from revolving credit facility	185.0	-	103.0
Payments of revolving credit facility	(70.0)	-	(103.0)
Proceeds from long-term debt	500.0	-	-
Payments of long-term debt	(825.4)	(32.5)	(25.0)
Financing costs	(2.9)	-	(0.6)
Dividend paid	(35.6)	(8.6)	-
(Payments) proceeds from share-based compensation plans, net of tax	(4.7)	18.4	3.3
Payment for treasury stock acquired	(131.3)	(306.6)	(80.4)
Net cash (used for) financing activities	(384.9)	(329.3)	(102.7)
Effect of exchange rate changes on cash and cash equivalents	0.9	(7.4)	4.2
Net (decrease) increase in cash and cash equivalents	(290.4)	176.1	17.7
Cash and cash equivalents at beginning of year of discontinued operations	10.0	-	-
Cash and cash equivalents at beginning of year of continuing operations	325.7	159.6	141.9
Cash and cash equivalents at end of period	45.3	335.7	159.6
Cash and cash equivalents at end of period of discontinued operations	-	10.0	-
Cash and cash equivalents at end of period of continuing operations	$45.3	$325.7	$159.6
Supplemental Cash Flow Disclosures:
Interest paid	$33.1	$29.9	$30.7
Income tax payments, net	58.4	51.6	32.1
Amounts in accounts payable for capital expenditures	1.9	1.9	2.6

See accompanying notes to consolidated financial statements beginning on page 43.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BUSINESS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “AWI,” the “Company,” “we,” “our” and “us” in these notes, we are referring to AWI and its subsidiaries.

Acquisitions

In November 2019, we acquired the business and assets of MRK Industries, Inc. (“MRK”), based in Libertyville, Illinois. MRK is a manufacturer of specialty metal ceiling, wall and exterior solutions with one manufacturing facility. MRK’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

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

See Note 5 for further information on our recent acquisitions.

Discontinued Operations

On September 30, 2019, we completed the previously announced sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during the third quarter of 2018 and is subject to certain post-closing adjustments for cash and debt as provided in the Share Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment.

On July 18, 2018, we entered into an amendment to the Purchase Agreement, pursuant to which Knauf irrevocably and unconditionally paid AWI (i) $250.0 million of the purchase price on August 1, 2018, and (ii) $80.0 million of the purchase price on September 15, 2018, which payments were credited against the aggregate consideration payable at closing. The amendment also provided for the reduction (from a maximum of $35.0 million to a maximum of $20.0 million) of potential adjustments to the purchase price consideration for the transaction based on the impact of remedies required to satisfy competition conditions. Following receipt of these payments, we remitted $70.0 million to WAVE in partial consideration of the purchase price payable in respect of the businesses and operations of WAVE under the transaction.  WAVE subsequently paid each of AWI and Worthington a dividend of $35.0 million. We have recorded a $25.9 million payable to WAVE for their remaining portion of the proceeds from Knauf, which is reflected within Accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2019. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement. For the year ended December 31, 2019, payments to Knauf included $61.0 million of adjustments to cash consideration, estimated working capital adjustments and remedies, offset by $13.1 million of additional cash in international WAVE entities.

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

The EMEA and Pacific Rim segment historical financial results through September 30, 2019 have been reflected in AWI’s Consolidated Statements of Earnings and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Consolidated Balance Sheet as of December 31, 2019.

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

Reclassifications.  Certain amounts in the prior year’s Consolidated Financial Statements and related notes have been recast to conform to the 2019 presentation.

Revision of Previously Issued Financial Statements.  During the second quarter of 2019, we revised the Consolidated Financial Statements and related notes included herein to correct an immaterial error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The immaterial correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. Notes 1, 6 and 15 have been updated to reflect the restatement. The impacts of this error correction are as follows:

Statements of Earnings and Comprehensive Income

	Year Ended
	December 31, 2017
	As Reported	As Adjusted
Loss on disposal of discontinued businesses, net of tax (benefit) of ($4.1)	$(70.0)	$(105.2)
Net loss from operations	(65.8)	(101.0)
Net earnings	154.8	119.6
Total comprehensive income	212.7	177.5
(Loss) per share of common stock, discontinued operations:
Basic	$(1.23)	$(1.89)
Diluted	$(1.22)	$(1.87)
Net earnings per share of common stock:
Basic	$2.89	$2.23
Diluted	$2.86	$2.21

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Balance Sheets

	December 31, 2018
	As Reported	As Adjusted
Current assets of discontinued operations	$279.5	$244.3
Total current assets	752.8	717.6
Total assets	1,873.5	1,838.3
Retained earnings	865.0	829.8
Total shareholders' equity	261.2	226.0
Total liabilities and shareholders' equity	1,873.5	1,838.3

Statements of Shareholders’ Equity

	Retained Earnings		Total Shareholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted
December 31, 2017	$633.4	$598.2	$419.3	$384.1
December 31, 2018	865.0	829.8	261.2	226.0

Statements of Cash Flows

	Year Ended
	December 31, 2017
	As Reported	As Adjusted
Net earnings	$154.8	$119.6
Loss on disposal of discontinued operations	74.1	109.3

Discontinued Operations

	Year Ended
	December 31, 2017
	As Reported	As Adjusted
EMEA and Pacific Rim Businesses
(Loss) from disposal of discontinued businesses, before income tax	$(74.0)	$(109.2)
(Loss) gain from disposal of discontinued businesses, net of tax	(74.0)	(109.2)
Net (loss) earnings from discontinued operations	(69.8)	(105.0)
Total
(Loss) from disposal of discontinued businesses, before income tax	$(74.1)	$(109.3)
(Loss) gain from disposal of discontinued businesses, net of tax	(70.0)	(105.2)
Net (loss) earnings from discontinued operations	(65.8)	(101.0)

	December 31, 2018
	As Reported	As Adjusted
Property, plant, and equipment, less accumulated depreciation and amortization	$ 103.8	$ 68.6
Total non-current assets of discontinued operations	143.5	108.3
Total assets of discontinued operations	279.5	244.3

	Year Ended
	December 31, 2017
	As Reported	As Adjusted
Estimated loss on sale to Knauf	74.0	109.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Accounts Payable and Accrued Expenses

	December 31, 2018
	As Reported	As Adjusted
Advance receipt of Knauf proceeds	$237.6	$202.4
Contingent liability payable to Knauf for adjustments to cash consideration	-	35.2

Revenue Recognition. On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers and all the related amendments using the modified retrospective transition method. This adoption did not have a material impact on our financial condition, results of operations or cash flows as the amount and timing of substantially all of our revenues are recognized at a point in time.

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

We often offer incentive programs to our customers, primarily volume rebates and promotions. The majority of our rebates are designated as a percentage of annual customer purchases. We estimate the amount of rebates based on actual sales for the period and accrue for the projected incentive programs costs. We record the costs of rebate accruals as a reduction to the transaction price. Other sales discounts, including early pay promotions, are deducted immediately from the sales invoice.

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

Concentration of Credit. We principally sell products to customers in building products industries in various geographic regions. Revenues from two commercial distributors, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our revenues in 2019.  Gross sales to these two customers totaled $428.7 million in 2019. Revenues from three commercial distributors individually exceeded 10% of our revenues in 2018 and 2017. Gross sales to these three customers totaled $459.3 million and $426.1 million in 2018 and 2017, respectively.  We monitor the creditworthiness of our customers and generally do not require collateral.

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

Goodwill and Intangible Assets. Our definite-lived intangible assets are primarily customer relationships (amortized over 3 to 20 years) and developed technology (amortized over 15 years).  We review significant definite-lived intangible assets for impairment when indicators of impairment exist.  We review our businesses for indicators of impairment such as operating losses and/or negative cash flows.  If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying value exceeds the undiscounted future cash flows, the fair value of the asset group is determined. The estimate of an asset group’s fair value is based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants.  If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.

Our indefinite-lived assets include goodwill and other intangibles, primarily trademarks and brand names, with Armstrong representing our primary trademark. Trademarks and brand names are integral to our corporate identity and are expected to contribute indefinitely to our cash flows.  Accordingly, they have been assigned an indefinite life.  We conduct our annual impairment tests on these indefinite-lived intangible assets and goodwill during the fourth quarter.  These assets undergo more frequent tests if an indication of possible impairment exists. When performing an impairment test for indefinite-lived intangible assets and goodwill, we compare the carrying amount of the asset (when testing indefinite-lived intangible assets) and reporting unit (when testing goodwill) to the estimated fair value. For indefinite-lived intangible assets, the estimated fair value is based on discounted future cash flows using the relief from royalty method.  For goodwill, the estimated fair value is based on discounted future cash flows expected to be generated by the reporting unit. If the fair value is less than the carrying value of the asset/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset/reporting unit.

The principal assumptions used in our impairment tests for definite-lived intangible assets is operating profit adjusted for depreciation and amortization and, if required to estimate the fair value, the discount rate.  The principal assumptions used in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate.  The principal assumptions utilized in our impairment tests for goodwill include after-tax cash flows growth rates and discount rate.  Revenue growth rates, after-tax cash flows growth rates and operating profit assumptions are derived from those used in our operating plan and strategic planning processes.  The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve.  The royalty rate assumption represents the estimated contribution of the intangible assets to the overall profits of the related businesses.  Methodologies used for valuing our intangible assets did not change from prior periods.

See Note 13 to the Consolidated Financial Statements for disclosure on intangible assets.

Foreign Currency Transactions.  Assets and liabilities of our subsidiaries operating outside the United States which are accounted in a functional currency other than U.S. dollars are translated using the period end exchange rate.  Revenues and expenses are translated at exchange rates effective during each month.  Foreign currency translation gains or losses are included as a component of accumulated other comprehensive (loss) within shareholders' equity.  Gains or losses on foreign currency transactions are recognized through earnings.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Financial Instruments and Derivatives.  From time to time, we use derivatives and other financial instruments to offset the effect of interest rate variability.  See Notes 19 and 20 to the Consolidated Financial Statements for further discussion.

Share-based Employee Compensation.  We generally recognize share-based compensation expense on a straight-line basis over the vesting period for the entire award.  Compensation expense for performance-based awards with non-market-based conditions are also recognized over the vesting period for the entire award, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures.  We estimate forfeitures based on actual historical forfeitures. See Note 22 to the Consolidated Financial Statements for additional information on share-based employee compensation.

Subsequent Events.  On February 19, 2020, our Board of Directors declared a dividend of $0.20 per common share outstanding. The dividend will be paid on March 20, 2020, to shareholders of record as of the close of business on March 5, 2020.

On February 20, 2020, we entered into a commitment agreement with a third-party insurance company to partially settle approximately $1.0 billion of retiree benefit obligations under our Retirement Income Plan (“RIP”). See Note 18 to the Consolidated Financial Statements for further information.

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

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist at transition or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which affects narrow aspects of the guidance issued in the amendments in Update 2016-02. In July 2018, the FASB also issued ASU 2018-11, “Targeted Improvements,” which allows companies to adopt ASC Topic 842 without revising comparative period reporting or disclosures and provides an optional practical expedient for lessors to not separate lease and non-lease components of a contract when certain criteria are met.

Effective January 1, 2019, we adopted these standards using the modified retrospective transition method and have applied all practical expedients related to leases existing at the date of initial application. Upon adoption, the most significant change was to the Consolidated Balance Sheet related to the recognition of new ROU assets and lease liabilities on a continuing operations basis. Upon adoption we recognized ROU assets and lease liabilities of $29.2 million, based on the present value of the future minimum rental payments for existing operating leases. We have no leases that classify as financing arrangements. As required by the lease ASC updates, we expanded our disclosure of leases. See Note 12 for additional information.

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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which simplifies the aspects of accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718 – Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Effective January 1, 2019, we adopted this standard using the modified retrospective transition method. Our adoption of this standard had no material impact on our financial condition, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This standard applies to all financial assets, including trade receivables. Our current accounts receivable policy uses historical and current information to

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

estimate the amount of probable credit losses in our existing accounts receivable balances. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The adoption of this standard will not have a material impact on our financial condition, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” which simplifies the subsequent measurement of goodwill by eliminating the second step from the current goodwill impairment test. Under this standard, an entity would recognize an impairment charge for the amount by which the carrying value of the reporting unit goodwill exceeds the fair value. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The adoption of this standard will not have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. This new guidance is effective for annual and interim periods beginning after December 15, 2019. The adoption of this standard will not have a material impact on our disclosures.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which amends ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019.  The adoption of this standard will not have a material impact on our financial condition, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes exceptions to the general principles in ASC Topic 740 – Income Taxes for allocating tax expense between financial statement components, accounting basis differences resulting from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. This guidance is effective for fiscal years beginning after December 15, 2020. We are evaluating the impact the adoption of this standard will have on our financial condition and results of operations.

NOTE 3. NATURE OF OPERATIONS

Our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some geographies and for some customers, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

For the year ended 2019	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$826.6	$211.5	$-	$1,038.1
Equity (earnings) from joint venture	(96.6)	-	-	(96.6)
Segment operating income (loss)	289.6	35.9	(8.1)	317.4
Segment assets	1,139.9	161.8	191.6	1,493.3
Depreciation and amortization	62.9	8.8	0.4	72.1
Investment in joint venture	58.5	-	-	58.5
Purchases of property, plant and equipment (1)	59.5	8.8	-	68.3

For the year ended 2018	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$801.6	$173.7	$-	$975.3
Equity (earnings) from joint venture	(74.9)	-	-	(74.9)
Segment operating income (loss)	223.8	34.3	(8.7)	249.4
Segment assets	1,096.1	84.7	413.2	1,594.0
Depreciation and amortization	75.3	3.5	0.6	79.4
Investment in joint venture	40.8	-	-	40.8
Purchases of property, plant and equipment (1)	60.5	4.1	-	64.6

For the year ended 2017	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$756.4	$137.2	$-	$893.6
Equity (earnings) from joint venture	(67.0)	-	-	(67.0)
Segment operating income (loss)	233.5	27.7	(17.4)	243.8
Segment assets	1,193.5	53.2	320.7	1,567.4
Depreciation and amortization (1)	59.2	1.8	6.0	67.0
Investment in joint venture	107.3	-	-	107.3
Purchases of property, plant and equipment (1)	76.1	1.6	-	77.7

(1)	Totals will differ from the totals on our Consolidated Statement of Cash Flows by the amounts that have been classified as discontinued operations. See Note 6 for additional details.

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

	2019	2018	2017
Total consolidated operating income	$317.4	$249.4	$243.8
Interest expense	38.4	39.2	35.4
Other non-operating (income), net	(20.4)	(32.5)	(13.7)
Earnings from continuing operations before income taxes	$299.4	$242.7	$222.1

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based on the location of our selling entities.

	2019	2018	2017
Geographic Areas
Net trade sales
Mineral Fiber:
United States and Latin America	$769.0	$739.2	$699.8
Canada	57.6	62.4	56.6
Total Mineral Fiber	826.6	801.6	756.4

Architectural Specialties:
United States and Latin America	192.3	157.5	129.5
Canada	19.2	16.2	7.7
Total Architectural Specialties	211.5	173.7	137.2
Total net trade sales	$1,038.1	$975.3	$893.6

	2019	2018
Property, plant and equipment, net at December 31,
Mineral Fiber:
United States	$496.6	$487.5
Total Mineral Fiber	496.6	487.5

Architectural Specialties:
United States	$22.2	$5.9
Canada	5.8	4.5
Total Architectural Specialties	28.0	10.4

Unallocated Corporate (1)	-	3.1
Total property, plant and equipment, net	$524.6	$501.0

(1)

Includes property, plant and equipment located in China that were formerly reported in our Pacific Rim segment that were not included in the Sale. As of December 31, 2019, the property, plant and equipment located in China are classified as an asset held for sale, as we entered into a sale agreement during the third quarter of 2019 with closing expected in the second quarter of 2020.

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

In connection with the 2018 closing of our St. Helens, Oregon Mineral Fiber manufacturing facility we recorded $14.1 million in 2018 in cost of goods sold related to accelerated depreciation of property, plant and equipment. In 2017, we recorded $4.0 million in cost of goods sold related to accelerated depreciation of property, plant and equipment within our Mineral Fiber segment.

In September 2017, we made the decision to permanently close a previously idled plant in China. As a result, during 2017 we recorded $5.6 million in cost of goods sold for accelerated depreciation of machinery and equipment.

NOTE 4. REVENUE

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.  We disaggregate revenue based on our product-based segments and major customer channels, as they represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors.  Net sales by major customer channel are as follows:

Distributors – represents net sales to building materials distributors who re-sell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

Home centers – represents net sales to home centers, such as Lowe’s Companies, Inc. and The Home Depot, Inc. This category includes sales primarily to U.S. customers.

Direct customers – represents net sales to contractors, subcontractors, and large architect and design firms. This category includes sales primarily to U.S. customers.

Retailers and other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors and consumers, online customers, major facility owners, group purchasing organizations and maintenance, repair and operating (MRO) entities. Geographically, this category includes sales throughout the U.S. and Canada.

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the years ended December 31, 2019, 2018 and 2017:

Mineral Fiber	2019	2018	2017
Distributors	$622.9	$601.4	$563.3
Home centers	85.2	84.0	82.2
Direct customers	61.2	60.3	62.1
Retailers and other	57.3	55.9	48.8
Total	$826.6	$801.6	$756.4

Architectural Specialties	2019	2018	2017
Distributors	$138.3	$129.8	$111.5
Direct customers	68.0	36.7	22.3
Retailers and other	5.2	7.2	3.4
Total	$211.5	$173.7	$137.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 5.  ACQUISITIONS

MRK

On November 25, 2019, we acquired the business and assets of MRK.  The $13.5 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $2.8 million, resulting in $10.7 million of goodwill. All of the acquired goodwill is deductible for tax purposes. These amounts are subject to adjustment in connection with our ongoing purchase accounting analysis.

ACGI

On March 4, 2019, we acquired the business and assets of ACGI.  The $42.9 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $8.3 million.  The total fair value of identifiable intangible assets acquired was $12.0 million, mostly comprised of amortizable customer relationships of $7.4 million and amortizable tradenames of $2.8 million, resulting in $22.6 million of goodwill. All of the acquired goodwill is deductible for tax purposes. These amounts are subject to adjustment in connection with our ongoing purchase accounting analysis.

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

The 2017, 2018 and 2019 acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales or operating income for the years ended December 31, 2019, 2018 and 2017.

NOTE 6. DISCONTINUED OPERATIONS

EMEA AND PACIFIC RIM BUSINESSES

On November 17, 2017, we agreed to sell certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf.  The Sale was completed on September 30, 2019.

Prior to completion of the Sale, each quarter, we compared the anticipated sales proceeds from Knauf to the carrying value of EMEA and Pacific Rim net assets. We recorded an estimated loss when the carrying value exceeded the anticipated sales proceeds. Net gains were only recorded to the extent of previous estimated losses. Upon completion of the Sale, we compared the actual proceeds we received from Knauf to the carrying value of EMEA and Pacific Rim net assets, and recorded an additional loss. In 2017, we recorded

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

an estimated loss of $74.0 million, which included $51.4 million of unfavorable Accumulated Other Comprehensive Income (“AOCI”) adjustments. In 2018, we recorded an estimated loss of $19.3 million, which included $25.5 million of unfavorable AOCI adjustments. During the second quarter of 2019, we recorded an immaterial correction related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. In 2019, we recorded a net loss of $31.2 million, which included $6.8 million of unfavorable AOCI adjustments. The AOCI adjustments related primarily to accumulated foreign currency translation amounts that were reclassified from AOCI as of September 30, 2019. The transaction and final gain or loss amount are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

See Note 1 for further discussion of the Sale.

FLOORING BUSINESSES

Separation and Distribution of AFI

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. (“AFI”) by allocating the assets and liabilities related primarily to our Resilient and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock. The income tax benefit presented in the table below for the year ended December 31, 2019 relates primarily to the release of a reserve for the 2015 tax year.

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

Summarized Financial Information of Discontinued Operations

The following tables detail the businesses and line items that comprise discontinued operations on the Consolidated Statements of Earnings and Comprehensive Income.

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2019
Net sales	$319.1	$-	$319.1
Cost of goods sold	245.7	-	245.7
Gross profit	73.4	-	73.4
Selling, general and administrative expenses	61.6	-	61.6
Operating income	11.8	-	11.8
Other non-operating expense, net	1.6	-	1.6
Earnings from discontinued operations before income tax	10.2	-	10.2
Income tax expense	12.0	-	12.0
Net (loss) from discontinued operations, net of tax	$(1.8)	$-	$(1.8)

(Loss) from disposal of discontinued businesses, before income tax	$(31.2)	$-	$(31.2)
Income tax (benefit)	-	(5.2)	(5.2)
(Loss) gain from disposal of discontinued businesses, net of tax	$(31.2)	$5.2	$(26.0)

Net (loss) earnings from discontinued operations	$(33.0)	$5.2	$(27.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2018
Net sales	$446.1	$-	$446.1
Cost of goods sold	341.4	-	341.4
Gross profit	104.7	-	104.7
Selling, general and administrative expenses	85.8	-	85.8
Operating income	18.9	-	18.9
Interest expense	1.4	-	1.4
Other non-operating (income), net	(0.3)	-	(0.3)
Earnings from discontinued operations before income tax	17.8	-	17.8
Income tax expense	8.2	-	8.2
Net earnings from discontinued operations, net of tax	$9.6	$-	$9.6

(Loss) from disposal of discontinued businesses, before income tax	$(19.3)	$-	$(19.3)
Income tax (benefit)	-	(6.0)	(6.0)
(Loss) gain from disposal of discontinued businesses, net of tax	$(19.3)	$6.0	$(13.3)

Net (loss) earnings from discontinued operations	$(9.7)	$6.0	$(3.7)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2017
Net sales	$436.2	$-	$436.2
Cost of goods sold	350.8	-	350.8
Gross profit	85.4	-	85.4
Selling, general and administrative expenses	78.3	-	78.3
Operating income	7.1	-	7.1
Interest expense	1.2	-	1.2
Other non-operating (income), net	(1.9)	-	(1.9)
Earnings from discontinued operations before income tax	7.8	-	7.8
Income tax expense	3.6	-	3.6
Net earnings from discontinued operations, net of tax	$4.2	$-	$4.2

(Loss) from disposal of discontinued businesses, before income tax	$(109.2)	$(0.1)	$(109.3)
Income tax (benefit)	-	(4.1)	(4.1)
(Loss) gain from disposal of discontinued businesses, net of tax	$(109.2)	$4.0	$(105.2)

Net (loss) earnings from discontinued operations	$(105.0)	$4.0	$(101.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following is a summary of the carrying amount of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations as of December 31, 2018 related to our former EMEA and Pacific Rim businesses.

December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$10.0
Accounts and notes receivable, net	56.2
Inventories, net	59.8
Income tax receivable	1.8
Other current assets	8.2
Total current assets discontinued operations	136.0
Property, plant, and equipment, less accumulated depreciation and amortization (1) (2)	68.6
Prepaid pension costs (1)	28.9
Goodwill and intangible assets, net (1)	6.8
Deferred income taxes (1)	3.0
Other non-current assets (1)	1.0
Total non-current assets of discontinued operations (1)	108.3
Total assets of discontinued operations (1)	$244.3
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$67.1
Income tax payable	1.1
Total current liabilities	68.2
Pension benefit liabilities (3)	33.8
Other long-term liabilities (3)	1.8

Income taxes payable (3)	-
Deferred income taxes (3)	6.5
Total non-current liabilities of discontinued operations (3)	42.1
Total liabilities of discontinued operations (3)	$110.3

(1)	Presented as Assets of discontinued operations on the Consolidated Balance Sheets.
(2)	Includes pre-tax estimated losses of $128.5 million.
(3)	Presented as Liabilities of discontinued operations on the Consolidated Balance Sheets.

The following is a summary of total depreciation and amortization, estimated losses, capital expenditures and operating lease information related to our former EMEA and Pacific Rim businesses which are presented as discontinued operations and included as components of operating and investing cash flows on our Consolidated Statements of Cash Flows:

	2019	2018	2017
Depreciation and amortization	$-	$-	$22.2
Estimated loss on sale to Knauf (1)	31.2	19.3	109.2
Purchases of property, plant and equipment	(3.0)	(7.3)	(12.0)
Operating lease cost (2)	7.4	-	-
ROU assets obtained in exchange for lease obligations (3)	24.6	-	-

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

(1)	Loss on sale for the years ended December 31, 2018 and 2017 represents the comparison of the EMEA and Pacific Rim net assets to the expected sales proceeds.
(2)

We do not believe the amount of cash paid for amounts included in the measurement of lease liabilities to be materially different from the operating lease cost for the nine months ended September 30, 2019.

(3)	Represents initial ROU assets recognized upon adoption on January 1, 2019. We did not obtain any new ROU assets in exchange for lease obligations during the nine months ended September 30, 2019.

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2019	December 31, 2018
Customer receivables	$82.4	$70.4
Miscellaneous receivables	5.0	11.5
Less allowance for warranties, discounts and losses	(2.3)	(2.0)
Accounts and notes receivable, net	$85.1	$79.9

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Miscellaneous receivables as of December 31, 2018 included $6.5 million of insurance recoveries related to environmental matters, which were collected during the first quarter of 2019. See Note 27 for additional information.

NOTE 8. INVENTORIES

	December 31, 2019	December 31, 2018
Finished goods	$40.2	$38.8
Goods in process	4.0	4.4
Raw materials and supplies	35.0	27.8
Less LIFO reserves	(10.7)	(9.8)
Total inventories, net	$68.5	$61.2

Approximately 73% and 76% of our total inventory in 2019 and 2018, respectively, were valued on a Last-in, first-out (“LIFO”) basis.

The distinction between the use of different methods of inventory valuation is primarily based on legal entities and/or geographical locations.  The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2019	December 31, 2018
U.S. locations	$15.3	$11.8
Canada locations	3.2	2.9
Total	$18.5	$14.7

Our Canadian locations use the First-in, first-out (“FIFO”) method of inventory valuation (or other methods which closely approximate the FIFO method) primarily because the LIFO method is not permitted for local tax and/or statutory reporting purposes.  In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax and/or statutory reporting requirements.  U.S. locations that use the FIFO method of inventory valuation primarily represent certain finished goods sourced from third party suppliers and recent acquisitions.

NOTE 9. OTHER CURRENT ASSETS

	December 31, 2019	December 31, 2018
Prepaid expenses	$7.5	$4.1
Assets held for sale	6.6	-
Other	1.4	0.7
Total other current assets	$15.5	$4.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

As of December 31, 2019, assets held for sale include the property, plant and equipment of our idle mineral fiber plant in China, as we entered into a sale agreement during the third quarter of 2019 with closing expected in the second quarter of 2020.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2019	December 31, 2018
Land	$32.6	$32.4
Buildings	239.5	232.5
Machinery and equipment	624.8	575.4
Computer software	33.4	23.8
Construction in progress	41.8	49.8
Less accumulated depreciation and amortization	(447.5)	(412.9)
Net property, plant and equipment	$524.6	$501.0

NOTE 11. EQUITY INVESTMENTS

Investment in joint venture as of December 31, 2019 reflected the equity interest in our 50% investment in our WAVE joint venture. The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting.

We use the cumulative earnings approach to determine the appropriate classification of distributions from WAVE within our cash flow statement.  During 2019, 2018 and 2017, WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings.  Accordingly, the distributions in these years were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows.  Distributions from WAVE in 2019, 2018 and 2017, were $85.2 million, $141.7 million, and $69.1 million, respectively.

In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale.  In those circumstances, we record the sales and associated costs within our consolidated financial statements. The total sales associated with these transactions were $33.5 million, $32.8 million and $31.2 million for the years ended 2019, 2018 and 2017, respectively.

The European and Pacific Rim businesses of WAVE were included in the Sale to Knauf on September 30, 2019.  Accordingly, WAVE’s European and Pacific Rim historical financial statement results have been reflected in WAVE’s consolidated financial statements as a discontinued operation for all periods presented.  Our equity earnings in joint venture reflected as a component of earnings from continuing operations included $3.0 million, $1.5 million and $1.7 million of equity earnings representing WAVE’s net earnings from operations of its discontinued European and Pacific Rim businesses in 2019, 2018 and 2017, respectively. Condensed financial data for WAVE is summarized below on a continuing operations basis.

	December 31, 2019	December 31, 2018
Current assets	$99.2	$112.9
Current assets of discontinued operations	-	33.8
Noncurrent assets	37.0	34.9
Current liabilities	24.4	113.6
Current liabilities of discontinued operations	-	6.9
Other noncurrent liabilities	287.4	293.6

	2019	2018	2017
Net sales	$393.2	$375.0	$344.5
Gross profit	219.6	205.8	192.7
Net earnings	166.0	156.6	144.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

In connection with the sale of WAVE’s European and Pacific Rim businesses and operations to Knauf on September 30, 2019, WAVE recorded a $46.2 million gain on sale during 2019, which included $10.2 million of unfavorable AOCI adjustments. As such, during 2019, we recorded our share of WAVE’s gain on sale of discontinued operations of $20.6 million, which was included as a component of Equity earnings from joint venture in our Consolidated Statements of Earnings and Comprehensive Income. The transaction and final gain amount is subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $145.8 million as of December 31, 2019 and $155.5 million as of December 31, 2018.  These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11 in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting.  The differences are composed of the following fair value adjustments to assets:

	December 31, 2019	December 31, 2018
Property, plant and equipment	$0.4	$0.4
Other intangibles	115.0	124.7
Goodwill	30.4	30.4
Total	$145.8	$155.5

Other intangibles include customer relationships, trademarks and developed technology.  Customer relationships are amortized over 20 years and developed technology is amortized over 15 years.  Trademarks have an indefinite life.  During the third quarter of 2019, we wrote off $4.4 million of customer relationships and developed technology intangible assets attributed to WAVE’s European and Pacific Rim businesses included in the Sale. This write-off was included as a reduction to Equity earnings from joint venture in our Consolidated Statements of Earnings and Comprehensive Income.

Management regularly evaluates its investment in WAVE for impairment, including performing an evaluation as a result of the sale of WAVE’s European and Pacific Rim businesses to Knauf.  Based on that evaluation, management concluded that its investment in WAVE was not impaired.

See discussion in Note 26 to the Consolidated Financial Statements for additional information on this related party.

NOTE 12.  LEASES

We enter into operating leases for certain manufacturing plants, warehouses, equipment and automobiles. Our leases have remaining lease terms of 1 to 14 years. Several leases include options for us to purchase leased items at fair value or renew for up to 5 years, or multiple 5-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our ROU assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

We have lease agreements with lease and non-lease components, which are accounted for separately. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (“IBR”) based on information that is available at the lease commencement date to compute the present value of lease payments. Relevant information used in determining the IBR includes the transactional currency of the lease and the lease term. We used the IBR on January 1, 2019 for operating leases that commenced prior to that date. As of December 31, 2019, we do not have any finance leases and we have no additional operating leases that have not yet commenced.

As noted in Note 2, effective January 1, 2019, we adopted ASC Topic 842 – Leases using the modified retrospective transition method.  As such, we did not restate financial statement and lease disclosure data for all periods prior to January 1, 2019, which was prepared in accordance with ASC Topic 840 – Leases.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following tables present our operating lease cost and supplemental cash flow information related to our operating leases:

2019
Operating lease cost	$6.8
ROU assets obtained in exchange for lease obligations (1)	$41.6

(1)	Includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

We do not believe the amount of cash paid for amounts included in the measurement of lease liabilities to be materially different from our operating lease cost for the year ended December 31, 2019.

The following table presents supplemental balance sheet information related to our operating leases:

	Balance Sheet Classification	December 31, 2019
ROU assets	Lease right-of-use assets	$35.3
Current lease liabilities	Accounts payable and accrued expenses	5.2
Non-current lease liabilities	Lease non-current liabilities	30.1

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

December 31, 2019
Weighted average remaining lease term (in years)	8.6
Weighted average discount rate	4.4%

Undiscounted future minimum lease payments as of December 31, 2019, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Maturities of Lease Liabilities
2020	$6.6
2021	5.8
2022	5.1
2023	4.4
2024	3.6
Thereafter	17.5
Total lease payments	43.0
Less interest	(7.7)
Present value of lease liabilities	$35.3

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Rent expense was $6.1 million and $6.7 in 2018 and 2017, respectively.

NOTE 13.  GOODWILL AND INTANGIBLE ASSETS

We conduct our annual impairment testing of goodwill and non-amortizing intangible assets during the fourth quarter.  The 2019, 2018 and 2017 reviews concluded that no impairment charges were necessary.  See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for goodwill and intangible assets.

The following table details amounts related to our goodwill and intangible assets as of December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$188.9	$114.9	$181.4	$103.0
Developed technology	15 years	85.0	72.1	84.3	66.5
Trademarks and brand names	5-20 years	3.9	0.6	1.1	0.2
Other	Various	0.3	0.1	5.6	1.2
Total		$278.1	$187.7	$272.4	$170.9
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.5		321.3
Total intangible assets		$599.6		$593.7

Goodwill	Indefinite	$53.0		$19.2

The increase in goodwill as of December 31, 2019 resulted from the acquisitions of ACGI and MRK, net of foreign exchange movements. See Note 5 to the Consolidated Financial Statements for additional details.

	2019	2018	2017
Amortization expense	$19.9	$15.1	$14.6

The expected annual amortization expense for the years 2020 through 2024 are as follows:

2020	$18.6
2021	17.2
2022	11.1
2023	10.7
2024	10.3

NOTE 14. OTHER NON-CURRENT ASSETS

	December 31, 2019	December 31, 2018
Cash surrender value of Company owned life insurance policies	$53.5	$54.3
Fair value of derivative assets	1.3	9.6
Other	3.1	4.6
Total other non-current assets	$57.9	$68.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2019	December 31, 2018
Payables, trade and other	$79.4	$82.2
Current portion of lease liabilities	5.2	-
Employment costs	16.5	18.6
Current portion of pension and postretirement liabilities	10.5	10.9
Advance receipt of Knauf proceeds	-	202.4
Payable to Knauf for purchase price adjustments	1.2	-
Contingent liability payable to Knauf for adjustments to cash consideration	-	35.2
Payable to WAVE for receipt of Knauf proceeds	25.9	22.4
Other	10.0	11.6
Total accounts payable and accrued expenses	$148.7	$383.3

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax basis are summarized below.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2017 through 2019, future reversals of existing taxable temporary differences, and projections of future profit before tax.

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

As of December 31, 2019 and 2018, we had $897.3 million and $954.5 million, respectively, of gross state net operating loss (“NOL”) carryforwards expiring between 2020 and 2039. As of December 31, 2019, we also had foreign tax credits (“FTC”) carryforwards of $13.1 million that expire between 2020 and 2028. U.S. FTC carryforwards as of December 31, 2018 were $19.1 million. As of December 31, 2019, we also had capital loss carryforwards of $16.0 million that expire between 2024 and 2034.

As of December 31, 2019 and 2018, we had valuation allowances of $75.5 million and $79.6 million, respectively.  As of December 31, 2019, our valuation allowance consisted of $13.1 million for federal deferred tax assets related to FTC carryforwards, $46.4 million for state deferred tax assets related to operating loss carryforwards, and $16.0 million for federal and state deferred tax assets related to capital loss carryovers.

We estimate we will need to generate future federal taxable foreign source income of $62.4 million to fully realize FTC carryforwards before they expire in 2028.  We estimate we will need to generate future taxable income of approximately $681.6 million for state income tax purposes during the respective realization periods (ranging from 2020 to 2039) in order to fully realize the net deferred income tax assets discussed above. We estimate we will need to generate capital gain income of $56.2 million to fully realize our capital loss carryforwards before they expire in 2034. Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income prior to expiration of certain deferred tax assets.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	December 31, 2019	December 31, 2018
Deferred income tax assets (liabilities)
Net operating losses	$54.8	$58.7
Postretirement benefits	21.2	18.2
Pension benefit liabilities	12.9	14.3
Deferred compensation	10.5	11.8
Undistributed foreign earnings	-	32.5
Foreign tax credit carryforwards	13.1	19.1
State tax credit carryforwards	9.3	9.8
Capital loss carryforwards	16.0	-
Lease right-of-use liabilities	9.0	-
Other	9.0	17.1
Total deferred income tax assets	155.8	181.5
Valuation allowances	(75.5)	(79.6)
Net deferred income tax assets	80.3	101.9
Intangibles	(126.2)	(132.3)
Accumulated depreciation	(69.7)	(62.0)
Prepaid pension costs	(24.2)	(11.5)
Inventories	(4.5)	(5.5)
Lease right-of-use assets	(9.0)	-
Other	(0.2)	(0.2)
Total deferred income tax liabilities	(233.8)	(211.5)
Net deferred income tax liabilities	$(153.5)	$(109.6)
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets - non-current	$10.4	$14.8
Deferred income tax liabilities - non-current	(163.9)	(124.4)
Net deferred income tax liabilities	$(153.5)	$(109.6)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2019	2018	2017
Details of taxes
Earnings (loss) from continuing operations before income taxes:
Domestic	$299.7	$234.0	$224.1
Foreign	(0.3)	8.7	(2.0)
Total	$299.4	$242.7	$222.1

Income tax expense (benefit):
Current:
Federal	$31.4	$45.7	$26.2
Foreign	0.8	2.1	1.4
State	6.3	8.0	4.7
Total current	38.5	55.8	32.3

Deferred:
Federal	15.1	(3.7)	(36.6)
Foreign	(0.3)	-	(0.1)
State	3.8	1.0	5.9
Total deferred	18.6	(2.7)	(30.8)

Total income tax expense	$57.1	$53.1	$1.5

We reviewed our position with regards to foreign unremitted earnings and determined that unremitted earnings will not be permanently reinvested as a result of the Sale.  Accordingly, in 2019, we had recorded foreign withholding taxes of $0.8 million on approximately $14.0 million of net undistributed earnings of foreign subsidiaries. In 2018, we had foreign withholding taxes accrued of $2.2 million on approximately $208.0 million of net undistributed earnings of foreign subsidiaries.

	2019	2018	2017
Reconciliation to U.S. statutory tax rate
Continuing operations tax at statutory rate	$62.9	$51.0	$77.7
Increase in valuation allowances on deferred domestic income tax assets	0.1	10.0	9.1
State income tax expense, net of federal benefit	12.4	9.2	7.9
Domestic production activities	-	-	(5.8)
Statute closures	(3.8)	(9.6)	(2.3)
State deferred tax adjustments	(1.9)	-	-
Capital loss utilization on WAVE earnings	(4.4)	-	-
2017 Tax Act (1)	-	(1.2)	(82.5)
Excess tax benefits on share-based compensation	(3.2)	(3.8)	-
Tax on foreign and foreign-source income	(1.9)	(4.4)	-
Other	(3.1)	1.9	(2.6)
Tax expense at effective rate	$57.1	$53.1	$1.5
(1)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

We have $34.7 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2019, $17.2 million ($16.1 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities.  Over the next twelve months we estimate that UTB’s may decrease by $0.6 million related to state statutes expiring and increase by $1.8 million due to uncertain tax positions expected to be taken on domestic tax returns.

We account for all interest and penalties on uncertain income tax positions as income tax expense.  We have $2.2 million of interest and penalties accrued in noncurrent income tax payable in the Consolidated Balance Sheet as of December 31, 2019.

We had the following activity for UTB’s for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Unrecognized tax benefits balance at January 1,	$42.6	$53.4	$86.9
Gross change for current year positions	2.2	3.6	(2.2)
Increases for prior period positions	-	1.1	2.9
Decrease for prior period positions	(2.1)	(2.0)	(0.1)
Decrease due to statute expirations	(8.0)	(13.5)	(34.1)
Unrecognized tax benefits balance at December 31,	$34.7	$42.6	$53.4

We file income tax returns in the U.S., various states and international jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities in Canada and the United States.  Generally, we have open tax years subject to tax audit on average of between three years and six years.  The statute of limitations is no longer open for U.S. federal returns before 2016.  With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2014.  We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods.

	2019	2018	2017
Other taxes
Payroll taxes	$16.0	$15.6	$14.2
Property, franchise and capital stock taxes	3.8	3.7	4.0

NOTE 17. DEBT

	December 31, 2019	December 31, 2018
Revolving credit facility due 2024	$115.0	$-
Term loan A due 2021	-	547.5
Term loan A due 2024	500.0	-
Term loan B due 2023	-	243.1
Tax exempt bonds due 2041	-	35.0
Principal debt outstanding	615.0	825.6
Unamortized debt financing costs	(4.2)	(5.8)
Long-term debt	610.8	819.8
Less current portion and short-term debt	6.3	55.0
Total long-term debt, less current portion	$604.5	$764.8

As of June 30, 2019, total principal debt outstanding under our $1,050.0 million variable rate senior credit facility was $525.0 million under Term Loan A and $241.9 million under Term Loan B, with no borrowings outstanding under the revolving credit facility. On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. Term Loan B was priced at 2.75% over the London Interbank Offered Rate (“LIBOR”). On September 30, 2019, we refinanced our $1,050.0 million variable rate senior credit facility, using cash on hand to pay down a portion of the debt outstanding, including the debt outstanding under Term Loan B. The $1,000.0 million amended senior credit facility is composed of a $500.0 million revolving

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A.  The terms of the amended credit facility resulted in a lower interest rate spread for both the revolving credit facility (2.00% to 1.50% over LIBOR) and Term Loan A (1.75% to 1.50% over LIBOR). We also extended the maturity of both the revolving credit facility and Term Loan A from April 2021 to September 2024. In connection with the refinancing, we paid $3.0 million of bank, legal and other fees, of which $2.9 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the third quarter of 2019, we wrote off $2.7 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. Finally, in connection with the refinancing, we settled a $100.0 million notional interest rate swap as of September 30, 2019. See Note 20 for additional details.

The refinanced senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of December 31, 2019, we were in compliance with all covenants of the senior credit facility.

Our debt agreements include other restrictions, including restrictions pertaining to the acquisition of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets.  We currently believe that default under these covenants is unlikely.

During the fourth quarter of 2019, we used proceeds from our revolving credit facility to pay off a $35.0 million variable rate, tax exempt industrial development bond that financed the construction of a plant in prior years. The bond was remarketed by an agent on a regular basis at a market-clearing interest rate.

As of December 31, 2019, we had a $25.0 million letter of credit facility, also known as our bi-lateral facility, and a $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) that matures in March 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly-owned single member limited liability company special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI.  ARC then sells an undivided interest in the purchased accounts receivables to the funding entity.  This undivided interest acts as collateral for drawings on the facility.  Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. During the first quarter of 2020, we expect to amend the facility to reduce the purchase limit from $36.2 million to $30.0 million and to extend its maturity to March 2021.

None of our remaining outstanding debt as of December 31, 2019 was secured with buildings and other assets.  The credit lines under our revolving credit facility are subject to immaterial annual commitment fees.

Scheduled payments of long-term debt:

2020	$6.3
2021	25.0
2022	25.0
2023	25.0
2024	533.7
2025 and later	-

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table presents details related to our letters of credit:

	December 31, 2019
Financing Arrangements	Limit	Used	Available
Accounts receivable securitization facility	$36.2	$-	$36.2
Bi-lateral facility	25.0	11.4	13.6
Revolving credit facility	150.0	-	150.0
Total	$211.2	$11.4	$199.8

The maximum limit for letters of credit availability under our accounts receivable securitization facility is subject to securitized accounts receivable balances and other collateral adjustments.  As of December 31, 2019 we had no letters of credit issued under our accounts receivable securitization facility. As of December 31, 2018, $6.0 million of letters of credit issued under our accounts receivable securitization facility in excess of our maximum limit was classified as restricted cash and reported as a component of Cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

DEFINED CONTRIBUTION BENEFIT PLANS

We sponsor several defined contribution plans, which cover substantially all U.S. and non-U.S. employees. Eligible employees may defer a portion of their pre-tax covered compensation on an annual basis.  We match employee contributions up to pre-defined percentages.  Employee contributions are 100% vested.  Employer contributions are vested based on pre-defined requirements.  Costs for defined contribution benefit plans were $7.7 million in 2019, $6.3 million in 2018 and $6.2 million in 2017.

DEFINED BENEFIT PENSION PLANS

Benefits from defined benefit pension plans are based primarily on an employee's compensation and years of service.  We fund our pension plans when appropriate.

Our U.S. defined benefit pension plans include both the qualified, funded RIP and the Retirement Benefit Equity Plan (“RBEP”), which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

Our RIP was amended to freeze accruals for salaried non-production employees, effective December 31, 2017.  The impact of this amendment resulted in a reduction to our December 31, 2016 projected benefit obligation with a corresponding increase to unrecognized loss, resulting in no curtailment gain or loss.  The impact of this amendment was reflected in the net periodic pension credit for 2017.

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

We have a defined benefit pension plan in Germany which was not acquired by Knauf in connection with the Sale.  This plan uses assumptions which are consistent with, but not identical to, those of the U.S. plans. The accumulated benefit obligation for the non-U.S. defined benefit pension plan was $2.8 million and $2.5 million as of December 31, 2019 and 2018, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following tables summarize the balance sheet impact of our U.S. defined benefit pension plans, as well as the related benefit obligations, assets, funded status and rate assumptions.  We use a December 31 measurement date for all our defined benefit pension plans.

	2019	2018
Change in benefit obligation:
Benefit obligation as of beginning of period	$1,359.7	$1,500.1
Service cost	4.8	5.7
Interest cost	50.3	46.1
Actuarial loss (gain)	117.0	(90.0)
Benefits paid	(100.4)	(102.2)
Benefit obligation as of end of period	$1,431.4	$1,359.7

	2019	2018
Change in plan assets:
Fair value of plan assets as of beginning of period	$1,360.4	$1,529.7
Actual return on plan assets	214.4	(71.0)
Employer contributions	4.0	3.9
Benefits paid	(100.4)	(102.2)
Fair value of plan assets as of end of period	$1,478.4	$1,360.4
Funded status	$47.0	$0.7

	2019	2018
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	3.16%	4.30%
Rate of compensation increase	3.05%	3.05%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.28%	3.62%
Expected return on plan assets	5.75%	6.50%
Rate of compensation increase	3.05%	3.05%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions for the RIP are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  The forecasts were averaged to come up with consensus passive return forecasts for each asset class.  Incremental components were added for the expected return from active management and asset class rebalancing based on historical information obtained from investment consultants.  These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 5.75% and 6.50% for the years ended December 31, 2019 and 2018.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $1,429.5 million and $1,356.8 million as of December 31, 2019 and 2018, respectively.

	2019	2018
Pension plans with benefit obligations in excess of assets
RBEP Projected benefit obligation, December 31	$47.8	$52.1
RBEP Accumulated benefit obligation, December 31	47.8	52.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of the pension (credit) cost for the U.S. defined benefit pension plans are as follows:

	2019	2018	2017
Service cost of benefits earned during the period	$4.8	$5.7	$8.6
Interest cost on projected benefit obligation	50.3	46.1	48.1
Expected return on plan assets	(80.1)	(95.9)	(98.7)
Amortization of prior service cost	-	-	1.5
Recognized net actuarial loss	19.2	20.0	17.5
Partial settlement	-	-	20.8
Net periodic pension (credit) cost	$(5.8)	$(24.1)	$(2.2)

For 2019, 2018 and 2017, actuarial gains and losses were amortized over the remaining life expectancy of plan participants, which was approximately 17 years for 2019, 18 years for 2018 and 19 years for 2017 for our U.S. defined benefit pension plans.

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

Each asset class utilized by the RIP has defined asset allocation targets and allowable ranges.  The table below shows the asset allocation targets and the December 31, 2019 and 2018 positions for each asset class:

	Target
	Weight at
	December 31,	Position at December 31,
Asset Class	2019	2019 (1)	2018 (1)
Long duration bonds	70.0%	69.0%	62.0%
Equities, real estate and private equity	30.0%	30.0%	30.0%
High yield bonds and real assets	-	-	2.0%
Other	-	1.0%	6.0%

(1)	Investments in collective trust funds as of December 31, 2019 and 2018 have been categorized within the asset classes above based on the underlying investments in those funds.

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

The following table sets forth by level within the fair value hierarchy a summary of the RIP plan assets measured at fair value on a recurring basis:

	Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$1,017.7	$-	$1,017.7
Collective trust fund	-	434.6	-	434.6
Other investments	-	-	2.5	2.5
Cash, other short-term investments and payables, net	0.3	12.6	-	12.9
Net assets measured at fair value	$0.3	$1,464.9	$2.5	$1,467.7
Investments measured at net asset value				10.7
Net assets				$1,478.4

	Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$832.2	$-	$832.2
Collective trust fund	-	460.1	-	460.1
Other investments	-	-	2.6	2.6
Cash, other short-term investments and payables, net	(22.7)	24.2	-	1.5
Net assets measured at fair value	$(22.7)	$1,316.5	$2.6	$1,296.4
Investments measured at net asset value				64.0
Net assets				$1,360.4

RIP Level 3 assets remained relatively unchanged from December 31, 2018 to December 31, 2019, with the change in Level 3 assets during 2019 due primarily to fees, expenses and benefits paid.

The RIP has investments in alternative investment funds as of December 31, 2019 and 2018 which are reported at fair value.  These investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. We have concluded that the NAV reported by the underlying fund approximates the fair value of the investment.  These investments are redeemable at NAV under agreements with the underlying funds.  However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.  Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the U.S. defined benefit pension plan asset’s interest in the funds.  As of December 31, 2019, there were no restrictions on redemption of these investments.

The following table sets forth a summary of the RIP’s investments measured at NAV:

	Value at December 31, 2019
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$10.7	$2.2	Quarterly	60 days
Investments measured at net asset value	$10.7	$2.2

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

Cash, other short-term investments and payables:  Consist primarily of cash and cash equivalents, and plan receivables/payables.  The carrying amounts of cash and cash equivalents and receivables/payables approximate fair value due to the short-term nature of these instruments.  Other payables and receivables consist primarily of margin on an account for a fund, accrued fees and receivables related to investment positions liquidated for which proceeds had not been received as of December 31.

On February 20, 2020, we entered into a commitment agreement (“the Agreement”), by and among AWI, Athene Annuity and Life Company (“AAIA”), Athene Annuity & Life Assurance Company of New York (“AANY”) and State Street Global Advisors Trust Company (“State Street”), acting solely in its capacity as independent fiduciary of the RIP in connection with the transfer of pension obligations and administration to AAIA and AANY.  Under the Agreement, the RIP will use RIP assets to purchase a single premium group annuity contract from each of AAIA and AANY.  The annuity contracts will irrevocably transfer approximately $1.0 billion of retiree defined benefit pension obligations related to approximately 10,000 retirees and beneficiaries (“the Transferred Participants”) to AAIA and AANY, which will guarantee the pension benefits of the Transferred Participants.

Under the Agreement, each of AAIA and AANY is required to pay and administer the retirement benefits owed to the Transferred Participants covered by the applicable contract.  The Agreement has no impact on the amount or timing of the monthly retirement benefit payments received by the Transferred Participants.  We will not have to make any cash contributions to the RIP as a result of the Agreement.

The Agreement is subject to customary closing conditions for a transaction of this nature. Under the Agreement, all Transferred Participants will receive their first annuity payment from either AAIA or AANY on May 1, 2020.

As a result of the transaction, we expect to record a non-cash expense in the range of $350 million and $400 million in the first quarter of 2020 as a component of non-operating expense to reflect a partial plan settlement charge.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

After the transaction is complete, we anticipate the RIP will have projected benefit obligations of approximately $370 million covering approximately 3,000 deferred vested and active participants.  Benefits payable to participants who will remain in the RIP after the transaction are not being reduced as a result of the transaction.

The Agreement does not impact our benefit obligations under the RBEP.

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

	2019	2018
Change in benefit obligation:
Benefit obligation as of beginning of period	$65.4	$86.6
Service cost	0.1	0.2
Interest cost	2.4	2.6
Plan participants' contributions	2.0	2.9
Plan amendments	(1.1)	-
Actuarial loss (gain)	18.1	(15.7)
Benefits paid	(9.4)	(11.2)
Benefit obligation as of end of period	$77.5	$65.4

	2019	2018
Change in plan assets:
Fair value of plan assets as of beginning of period	$-	$-
Employer contributions	7.4	8.3
Plan participants' contributions	2.0	2.9
Benefits paid	(9.4)	(11.2)
Fair value of plan assets as of end of period	$-	$-
Funded status	$(77.5)	$(65.4)

	2019	2018
Weighted-average discount rate used to determine benefit obligations at end of period	3.14%	4.31%
Weighted-average discount rate used to determine net periodic benefit cost for the period	4.31%	3.60%

The components of postretirement benefit (credit) cost are as follows:

	2019	2018	2017
Service cost of benefits earned during the period	$0.1	$0.2	$0.4
Interest cost on accumulated postretirement benefit obligation	2.4	2.6	3.0
Amortization of prior service (credit)	(0.2)	(0.1)	-
Amortization of net actuarial gain	(8.5)	(5.7)	(3.6)
Net periodic postretirement benefit (credit)	$(6.2)	$(3.0)	$(0.2)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.2% for pre-65 retirees and 8.1% to 8.2% for post-65 retirees (depending on plan type) was assumed for 2019, decreasing ratably to an ultimate rate of 4.5% in 2026.  Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage point
	Increase	Decrease
Effect on total service and interest cost components	$-	$-
Effect on postretirement benefit obligation	0.1	(0.1)

Amounts recognized in assets (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2019	2018	2019	2018	2019	2018
Prepaid pension costs	$94.8	$52.8	$-	$-	$-	$-
Accounts payable and accrued expenses	(3.9)	(4.3)	(0.1)	-	(6.5)	(6.6)
Postretirement benefit liabilities	-	-	-	-	(71.0)	(58.8)
Pension benefit liabilities	(43.9)	(47.8)	(2.7)	(2.5)	-	-
Net amount recognized	$47.0	$0.7	$(2.8)	$(2.5)	$(77.5)	$(65.4)

Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Plans		Retiree Health and Life Insurance Benefits
	2019	2018	2019	2018
Net actuarial (loss) gain	$(540.7)	$(577.3)	$32.8	$59.3
Prior service (cost) credit	-	-	2.0	1.1
Accumulated other comprehensive (loss) income	$(540.7)	$(577.3)	$34.8	$60.4

For U.S. pension plans, we expect to amortize $20.5 million of previously unrecognized net actuarial losses into pension cost in 2020 and expect to contribute $3.9 million in 2020.

For our U.S. postretirement benefit plans, we expect to amortize $5.9 million of previously unrecognized net actuarial gains and prior service credits into postretirement benefit cost in 2020 and expect to contribute $6.5 million in 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	U.S. Pension Benefits (1)	Retiree Health and Life Insurance Benefits, Net
2020	$103.6	$6.5
2021	101.5	6.3
2022	100.5	6.2
2023	99.4	5.8
2024	97.8	5.6
2025 - 2029	450.7	24.2

(1)

These payments exclude the impact of transferring retiree benefit obligations under the Agreement described above. We were not required and did not make contributions to the RIP during 2019, 2018 or 2017 as, based on guidelines established by the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Pension Benefit Guaranty Corporation, the RIP had sufficient assets to fund its distribution obligations.  Benefit payments to RIP participants have been made directly from the RIP while benefit payments under the RBEP are made from Company cash.

NOTE 19. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	December 31, 2019		December 31, 2018
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets/(liabilities), net:
Total long-term debt, including current portion	$(610.8)	$(610.8)	$(819.8)	$(811.3)
Interest rate swap contracts	(14.3)	(14.3)	3.5	3.5

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

The fair value measurement of interest rate swap contracts measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets were valued using Level 2 (other observable) inputs as of December 31, 2019 and 2018. We do not have any financial assets or liabilities that are valued using Level 1 (quoted, active market) or Level 3 (unobservable) inputs as of December 31, 2019 and 2018.

NOTE 20.  DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition.  We use swaps to hedge interest rate exposures.  At inception, interest rate swap derivatives that we designate as hedging instruments are formally documented as a hedge of a forecasted transaction or “cash flow” hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.  If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting and any future mark-to-market adjustments are recognized in earnings.  We use derivative financial instruments as risk management tools and not for speculative trading purposes.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Currency Rate Risk – Sales and Purchases

As of December 31, 2019, our only major foreign currency exposure is to the Canadian dollar.  We manage our Canadian cash flow exposures on a net basis. We currently have no outstanding positions and do not expect to enter into any foreign exchange derivative products.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. On November 28 2018, we entered into two swaps related to our Term Loan A: (1) a $200.0 million notional swap where we receive a 1-month LIBOR and pay a fixed rate interest beginning in 2018 and running through 2023 and (2) a $100.0 million notional forward starting swap, where we receive 1-month LIBOR and pay a fixed rate beginning in 2021 and running through 2025. As of December 31, 2018, these hedges were designated as cash flow hedges against changes in LIBOR for a portion of our existing and future variable rate debt. We recorded a $4.6 million loss in other non-operating (income) expense during the fourth quarter of 2018, representing the change in fair value of these two swaps between the date these swaps were entered into and the date the swaps were designated as cash flow hedges.

The following table summarizes our interest rate swaps as of December 31, 2019:

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

On September 30, 2019, in connection with the refinancing of our credit facility, we settled a $100.0 million notional interest rate swap.  See Note 17 for additional details related to our credit facility refinancing.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2019 and 2018.  We did not have any derivative assets or liabilities not designated as hedging instruments for the years ended December 31, 2019 and 2018.  The derivative asset and liability amounts below are shown in gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Interest rate swap contracts	Other non-current assets	$1.3	$9.6	Other long-term liabilities	$15.6	$6.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Amount of Gain (Loss) Recognized in AOCI			Location of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
	2019	2018	2017		2019	2018	2017
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$-	$0.7	$(1.3)	Cost of goods sold	$-	$0.1	$0.3
Foreign exchange contracts – purchases	-	0.1	(0.5)	Cost of goods sold	-	-	-
Foreign exchange contracts – sales	-	0.7	(1.8)	Net sales	-	-	0.1
Interest rate swap contracts	(20.0)	(2.0)	2.2	Interest expense	(1.4)	(1.6)	(0.9)
Total	$(20.0)	$(0.5)	$(1.4)	Total (loss) from continuing operations	$(1.4)	$(1.5)	$(0.5)
				Total (loss) from discontinued operations	-	-	(0.1)
				Total (loss)	$(1.4)	$(1.5)	$(0.6)

As of December 31, 2019, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $2.6 million.

NOTE 21. OTHER LONG-TERM LIABILITIES

	December 31, 2019	December 31, 2018
Long-term deferred compensation arrangements	$14.0	$14.0
Environmental liabilities	1.5	11.7
Fair value of derivative liabilities	15.6	6.1
Other	6.7	6.2
Total other long-term liabilities	$37.8	$38.0

NOTE 22. SHARE-BASED COMPENSATION PLANS

The 2016 Long-Term Incentive Plan (“2016 LTIP”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees and expires on July 8, 2026, after which time no further awards may be made.  The 2016 LTIP authorizes us to issue up to 8,949,000 shares of common stock, which includes all shares that have been issued under the 2016 LTIP.  As of December 31, 2019, 3,456,997 shares were available for future grants under the 2016 LTIP, excluding any future adjustments to shares for performance-based awards that have been previously granted.

The 2016 Directors Stock Unit Plan (“2016 Director’s Plan”) authorizes us to issue stock units to non-employee directors until July 2026.  The 2016 Director’s Plan authorizes us to issue up to 550,000 shares of common stock, which includes all shares that have been issued under the 2016 Director’s Plan. As of December 31, 2019, 179,496 shares were available for future grants under the 2016 Director’s Plan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table presents stock option activity for the year ended December 31, 2019:

	Number of shares (thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding, December 31, 2018	602.5	$41.71
Option shares exercised	(341.4)	42.38
Option shares outstanding, December 31, 2019	261.1	$40.84	2.6	$13.9
Option shares exercisable, vested and expected to vest, December 31, 2019	261.1	$40.84	2.6	$13.9

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

The following table presents information related to stock option exercises:

	2019	2018	2017
Total intrinsic value of stock options exercised	$15.9	$23.7	$0.9
Cash proceeds received from stock options exercised	$14.5	$18.4	$3.3
Tax deduction (expense) realized from stock options exercised	$3.3	$6.1	$(0.2)

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.  There have been no option grants since 2014.

We also grant non-vested stock awards in the form of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). A summary of the 2019 activity related to the RSUs and PSUs is as follows:

	Non-Vested Stock Awards
	RSUs		PSUs
	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date
December 31, 2018	100.3	$48.69	503.2	$45.14
Granted	34.9	82.99	118.6	76.05
Performance adjustments	-	-	273.8	38.66
Vested	(62.0)	(46.32)	(513.8)	(38.89)
Forfeited	(7.8)	(64.18)	(24.1)	(63.48)
December 31, 2019	65.4	$66.49	357.7	$58.27

RSUs entitle the recipient to a specified number of shares of AWI’s common stock provided the prescribed service period is fulfilled.  PSUs entitle the recipient to a specified number of shares of AWI’s common stock provided the defined financial targets are achieved at the end of the performance period. Upon vesting, final adjustments based upon financial achievements are reflected as performance adjustments in the table above. RSUs and PSUs generally had vesting periods of three years at the grant date.  RSUs and PSUs earn dividends during the vesting period that are forfeitable if the awards do not vest.

The table above contains 5,680 RSUs as of December 31, 2018 which were accounted for as liability awards as they were able to be settled in cash. There are no outstanding RSUs accounted for as liability awards as of December 31, 2019. There were 895 and 1,742 PSUs as of December 31, 2019 and 2018, respectively, which are accounted for as liability awards as they are able to be settled in cash.  Employee liability awards outstanding for all periods represent awards to certain employees of our former EMEA and Pacific Rim businesses, which vest when the appropriate performance period ends.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

RSUs and PSUs with non-market based performance conditions are measured at fair value based on the closing price of our stock on the date of grant.  In 2019 and 2018, we granted 58,430 and 69,669 PSUs, respectively, with market-based performance conditions that are valued through the use of a Monte Carlo simulation.  The weighted average assumptions for PSUs measured at fair value through the use of a Monte Carlo simulation are presented in the table below.

	2019	2018
Weighted-average grant date fair value of market-based PSUs granted (dollars per award)	$77.80	$53.01
Assumptions
Risk-free rate of return	2.4%	2.4%
Expected volatility	25.9%	26.3%
Expected term (in years)	3.1	3.1
Expected dividend yield	0.0%	0.0%

The risk-free rate of return was determined based on the implied yield available on zero coupon U.S. Treasury bills at the time of grant with a remaining term equal to the expected term of the PSUs.  The expected volatility was based on an average of the actual historical volatilities of the stock prices of AWI and a peer group of companies.  We elected to not rely solely on AWI’s actual historical stock price volatility due to the separation of AFI in 2016.  The expected term represented the performance period on the underlying award.  The expected dividend yield was assumed to be zero under the assumption that dividends distributed during the performance period are reinvested in AWI’s common stock.

In addition to the equity awards described above, as of December 31, 2019 we had 11,773 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan not reflected in the non-vested stock awards table above.  These awards are settled in cash and had vesting periods of one to three years.  The awards are generally payable six months following the director’s separation from service on the Board of Directors.  The total liability recorded for these shares as of December 31, 2019 was $1.0 million which includes associated non-forfeitable dividends.  The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under the plan.

As of December 31, 2019 and 2018, there were 140,417 and 163,564 RSUs, respectively, outstanding under the 2016 Directors Stock Unit Plan not reflected in the non-vested stock awards table above.  In 2019 and 2018, we granted 9,981 and 13,058 restricted stock units, respectively, to non-employee directors.  These awards generally have a vesting period of one year, and as of December 31, 2019 and 2018, 130,436 and 150,506 shares, respectively, were vested but not yet delivered.  The awards are generally payable upon vesting or the director’s deferral election. These awards earn dividends during the vesting period that are non-forfeitable.

We recognize share-based compensation expense on a straight-line basis over the vesting period.  Share-based compensation cost was $8.4 million ($6.3 million net of tax benefit) in 2019, $12.9 million ($9.6 million net of tax benefit) in 2018, and $9.8 million ($5.9 million net of tax benefit) in 2017.

As of December 31, 2019, there was $12.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 23. EMPLOYEE COSTS

	2019	2018	2017
Wages, salaries and incentive compensation	$201.8	$197.2	$191.0
Payroll taxes	16.0	15.6	14.2
Defined contribution and defined benefit pension plan (credit) expense, net	2.0	(17.8)	4.1
Insurance and other benefit costs	21.9	22.3	24.0
Share-based compensation	8.4	12.9	9.8
Total	$250.1	$230.2	$243.1

As a result of our adoption of ASU 2017-07, defined contribution and defined benefit pension plan expense, net, included above includes non-service cost components of net periodic pension costs that are reflected as a component of other non-operating income on the Consolidated Statements of Earnings and Comprehensive Income for all years presented. See Note 18 for details related to our components of net periodic pension costs.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 24. SHAREHOLDERS' EQUITY

Common Stock Repurchase Plan

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million, excluding commissions.

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

On August 2, 2018, we entered into an accelerated share repurchase (“ASR”) agreement with Deutsche Bank AG under the Program. The ASR included a pre-payment of $150.0 million to Deutsche Bank AG, at which time we received 1,766,004 shares. The ASR terminated on October 8, 2018, with an additional 389,825 shares returned on that day to complete the ASR.

During 2019, we repurchased 1.5 million shares under the Program for a total cost of $131.2 million, excluding commissions, or an average price of $86.02 per share. Since inception, including the ASR, we have repurchased 9.2 million shares under the Program for a total cost of $561.8 million, excluding commissions, or an average price of $60.98 per share.

Dividends

In February, April and July 2019, our Board of Directors declared $0.175 per share quarterly dividends, which were paid to shareholders in March, May and August 2019, respectively. In October 2019, our Board of Directors declared a $0.20 per share quarterly dividend, which was paid to shareholders in November 2019. On February 19, 2020, our Board of Directors declared a $0.20 per share quarterly dividend to be paid in March 2020.

Accumulated Other Comprehensive (Loss)

The balance of each component of accumulated other comprehensive (loss), net of tax is presented in the table below.

	December 31, 2019	December 31, 2018
Foreign currency translation adjustments	$9.4	$(74.7)
Derivative (loss) gain, net	(8.5)	5.3
Pension and postretirement adjustments	(377.0)	(390.2)
Accumulated other comprehensive (loss)	$(376.1)	$(459.6)

The amounts and related tax effects allocated to each component of other comprehensive income for 2019, 2018, and 2017 are presented in the tables below.

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2019
Foreign currency translation adjustments	$84.1	$-	$84.1
Derivative (loss) gain, net	(18.8)	4.9	(13.9)
Pension and postretirement adjustments	16.8	(3.6)	13.2
Total other comprehensive (loss)	$82.1	$1.3	$83.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Pre-tax Amount	Tax Benefit	After-tax Amount
2018
Foreign currency translation adjustments	$(27.6)	$-	$(27.6)
Derivative gain, net	0.9	0.2	1.1
Pension and postretirement adjustments	(41.6)	8.7	(32.9)
Total other comprehensive (loss)	$(68.3)	$8.9	$(59.4)

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2017
Foreign currency translation adjustments	$24.5	$-	$24.5
Derivative (loss) gain, net	(0.8)	0.5	(0.3)
Pension and postretirement adjustments	50.4	(16.7)	33.7
Total other comprehensive income	$74.1	$(16.2)	$57.9

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2019 and 2018:

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2017	$(47.1)	$3.5	$(302.3)	$(345.9)
Impact of ASU 2018-02 adoption	-	0.7	(55.0)	(54.3)
Other comprehensive (loss) before reclassifications, net of tax benefit of $ -, $0.6, $11.3 and $11.9	(27.6)	-	(44.7)	(72.3)
Amounts reclassified from accumulated other comprehensive (loss)	-	1.1	11.8	12.9
Net current period other comprehensive (loss) income	(27.6)	1.1	(32.9)	(59.4)
Balance, December 31, 2018	(74.7)	5.3	(390.2)	(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $5.2, ($1.4) and $3.8	3.9	(15.0)	1.4	(9.7)
Amounts reclassified from accumulated other comprehensive (loss)	80.2	1.1	11.8	93.1
Net current period other comprehensive income (loss)	84.1	(13.9)	13.2	83.4
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)

(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statement of Earnings and Comprehensive Income are presented in the table below.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
	2019	2018
Derivative Adjustments:
Natural gas commodity contracts	$-	$(0.1)	Cost of goods sold
Foreign exchange contracts - purchases	-	-	Cost of goods sold
Foreign exchange contracts - sales	-	-	Net sales
Interest rate swap contracts	1.4	1.6	Interest expense
Total loss, before tax	1.4	1.5
Tax impact	(0.3)	(0.4)	Income tax expense
Total loss, net of tax	1.1	1.1

Pension and Postretirement Adjustments:
Prior service cost amortization	(0.2)	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	10.7	14.4	Other non-operating (income), net
Total expense, before tax	10.5	14.3
Tax impact	(2.2)	(3.0)	Income tax expense
Total expense from continuing operations, net of tax	8.3	11.3
Total expense from discontinued operations, net of tax expense of $- and $-	-	0.5
Adjustments related to Sale to Knauf (1)	3.5	-
Total expense, net of tax	11.8	11.8

Foreign currency translation adjustments related to Sale to Knauf (1)	80.2	-
Total reclassifications for the period	$93.1	$12.9

(1)

Represents amounts reclassified out of Accumulated other comprehensive loss during 2019 related to the Sale and included as a component of (Loss) gain from disposal of discontinued operations on the Consolidated Statements of Earnings and Comprehensive Income. A portion of these amounts were included in our previously reported estimated loss on sale. See Note 6 for additional details.

NOTE 25. SUPPLEMENTAL FINANCIAL INFORMATION

	2019	2018	2017
Selected operating expense
Maintenance and repair costs	$41.4	$41.6	$42.5
Research and development costs	14.8	16.3	17.4
Advertising costs	7.0	6.5	6.0

Other non-operating (income)/expense
Interest income	$(3.2)	$(4.3)	$(1.8)
Pension and postretirement benefit (credits)	(16.9)	(33.0)	(11.3)
Other	(0.3)	4.8	(0.6)
Total	$(20.4)	$(32.5)	$(13.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 26. RELATED PARTIES

In some geographies and for some customers, we purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries, for resale to customers.  The total amount of these purchases was $22.5 million in 2019, $22.5 million in 2018 and $18.2 million in 2017.  We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement.  Those services amounted to $15.7 million in 2019, $15.8 million in 2018, and $14.9 million in 2017.  The net amount due to WAVE from us for all of our relationships was $3.3 million as of December 31, 2019 and $3.0 million as of December 31, 2018.  As of December 31, 2019 and 2018, we also recorded $25.9 million and $22.4 million, respectively, payable to WAVE for their remaining portion of the proceeds from the Sale, which is reflected within Accounts payable and accrued expenses in the Consolidated Balance Sheets. See Note 11 to the Consolidated Financial Statements for additional information.

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

In each location, we are one of multiple potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  We are currently pursuing coverage and recoveries under those policies with respect to certain of the sites, including the Macon, GA site and the Elizabeth City, NC site, each of which is summarized below.  These efforts have included two active and independent litigation matters against legacy primary and excess policy insurance carriers for recovery of fees and costs incurred by us in connection with our investigation and remediation activities for such sites.  As described below, the litigation matter in Oregon relating to the St. Helens, OR site was dismissed in the second quarter of 2019 in connection with our settlement with the State of Oregon.  Other than disclosed below, we are unable to predict the outcome of these matters or the timing of any recoveries, whether through settlement or otherwise.  We are also unable to predict the extent to which any recoveries might cover our final share of investigation and remediation costs for these sites.  Our final share of investigation and remediation costs may exceed any such recoveries, and such amounts net of insurance recoveries may be material.

In 2017 and 2018, we entered settlement agreements totaling $37.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $28.3 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. All of these cash settlements have been released to us from escrow, including $6.5 million received in 2019. In 2019, we entered into two new settlement agreements totaling $1.9 million and received an additional $0.4 million in payments related to a previous settlement. These settlements were recorded as a $2.3 million reduction to SG&A expenses. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Through voluntary mediation in November 2017 with ODEQ, OC and Kaiser, we reached settlement with ODEQ; in exchange for a release from ODEQ for all contamination claims against us, we would pay $8.6 million to the State of Oregon and perform a previously scoped remedial action for the upland area.  We submitted the settlement payment to ODEQ and completed the remedial action for the upland area in 2019.

On November 26, 2018, Kaiser filed a complaint against AWI seeking monetary damages and declaratory relief including cost recovery and/or contributions from AWI in connection with the environmental costs incurred by Kaiser at St. Helens.  On March 1, 2019, we entered into a $1.0 settlement agreement with Kaiser resolving all claims between us, which was paid during the second quarter of 2019.

ODEQ has approved a Construction Completion and Final Closeout Report for the Upland area and issued a Conditional No Further Action Determination, including the Easement and Equitable Servitude, which was recorded in Columbia County, Oregon.  As a result of the settlements with ODEQ and Kaiser, and these actions by ODEQ, we do not expect to incur any future material costs relating to this matter.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill,” also known as “Operable Unit 1”).  After completing an investigation of the WWTP Landfill and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action.  The Operable Unit 1 response action for the WWTP Landfill is complete and the final report was submitted to the EPA on October 11, 2016.  The EPA approved the final report on November 28, 2016, and a Post-Removal Control Plan (the “Plan”) was submitted to the EPA on March 28, 2017. That Plan will monitor the effectiveness of the WWTP Landfill response action over a five-year period and our estimate of future liabilities includes these tasks.

It is probable that we will incur field investigation, engineering and oversight costs associated with a remedial investigation and feasibility study (“RI/FS”) with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We and the other PRPs entered into a settlement agreement with the EPA effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan in the second quarter of 2019, which the EPA approved on September 11, 2019. Investigative work on this portion of the site commenced in December 2019 and we anticipate that the EPA will require significant investigative work for Operable Unit 2. We may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific” or “AWP”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the NC Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.  The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of AFI in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA has evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, AWI and CBS submitted a good faith offer to EPA on May 28, 2019. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the final remediation or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $1.6 million as of December 31, 2019 and $12.4 million as of December 31, 2018 were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of December 31, 2019 and 2018, $0.1 million and $0.7 million, respectively, were reflected within Accounts payable and accrued expenses with respect to environmental liabilities. During 2019, we recorded $1.0 million of additional reserves for potential environmental liabilities.  During 2018, we recorded reserves for potential environmental liabilities of $0.5 million. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries as assets in the Consolidated Balance Sheets when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold and SG&A expenses, which are the same income statement categories within which environmental expenditures were historically recorded.  Insurance recoveries in excess of historical environmental spending are recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) (“Rockfon”) filed litigation against us in the United States District Court for the District of Delaware (the “Court”) alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  On April 3, 2019, we entered into a confidential settlement agreement with Rockfon to fully resolve the litigation between us, and Rockfon filed a Stipulation of Dismissal with Prejudice (“Dismissal”) with the Court.  Pursuant to the Dismissal, Rockfon formally dismissed all claims it had against AWI with prejudice.  All claims in the litigation have been fully and finally dismissed and released with AWI making a payment to Rockfon for its costs, expenses and attorneys’ fees.  Pursuant to the settlement, both parties acknowledged that (a) AWI denies all claims of wrongdoing and makes no admission of wrongdoing or of the truth of any of the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

claims or allegations contained in Rockfon’s complaint or otherwise alleged in the litigation; (b) all AWI exclusive distribution locations (i.e., any location where a reseller has agreed to sell only AWI ceiling system products) will remain exclusive to AWI under their respective distribution agreements, and (c) in all other non-exclusive or “open” distribution locations, resellers are free to purchase and resell ceiling systems products of any manufacturer at their discretion. During 2019, we incurred $19.7 million of expenses in connection with the matter, primarily relating to legal and professional fees incurred by us in connection with the litigation, including expenses and attorney’s fees paid under the settlement agreement. As a result of the settlement and Dismissal, we do not expect to incur additional future costs or expenses relating to the matter.

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

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted EPS calculations for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Earnings from continuing operations	$242.3	$189.6	$220.6
Earnings allocated to participating non-vested share awards	(0.5)	(0.6)	(0.7)
Earnings from continuing operations attributable to common shares	$241.8	$189.0	$219.9

	2019	2018	2017
Basic shares outstanding	48.7	51.3	53.3
Dilutive effect of common stock equivalents	0.8	0.8	0.6
Diluted shares outstanding	49.5	52.1	53.9

Anti-dilutive options excluded from the computation of dilutive EPS for 2019 were 7,580. There were no anti-dilutive stock options excluded from the computation of diluted EPS in 2018. Anti-dilutive options excluded from the computation of dilutive EPS for 2017 were 319,836.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019.  Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (as of February 25, 2020):

Name	Age	Present Position and Business Experience During the Last Five Years*

Victor D. Grizzle	58	Armstrong World Industries, Inc. President & CEO, Director since April 2016 Executive Vice President & CEO, Armstrong Building Products (2011 to April 2016)

Charles M. Chiappone	57

Armstrong World Industries, Inc.

Senior Vice President, Ceiling and Wall Solutions since April 2018

Senior Vice President, Ceiling Solutions (April 2016 to April 2018)

Vice President of Global Marketing & Commercial Excellence,

Armstrong Building Products (January 2012 to April 2016)

Mark A. Hershey	50

Armstrong World Industries, Inc.

Senior Vice President, General Counsel and Business Development since January 2020

Senior Vice President, General Counsel since July 2011

Chief Compliance Officer since February 2012

Secretary (July 2011 to June 2014 and since April 2016)

Brian L. MacNeal	53

Armstrong World Industries, Inc.

Senior Vice President, Chief Financial Officer since April 2016

Vice President, Global Finance and CFO, Armstrong Building Products (2014 to April 2016)

Heartland Energy Solutions

Interim Chief Financial Officer (2013 to 2014)

Campbell Soup Company

Vice President of Finance (2011 to 2013)

Stephen F. McNamara	53	Armstrong World Industries, Inc. Vice President, Controller since July 2008

Ellen R. Romano	58	Armstrong World Industries, Inc. Senior Vice President, Human Resources since July 2013 Vice President, Human Resources, Armstrong Building Products (2009 to 2013)

*	Information in parentheses regarding previously held positions indicates either the duration the Executive Officer held the position or the year in which service in the position began.

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

The Codes of Ethics are available at http://www.armstrongceilings.com/corporate/codes-policies.html and in print free of charge.  Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer, must be reviewed in advance by the Nominating and Governance Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval.  The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange.  We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website.  There were no waivers or exemptions from the Code of Business Conduct in 2019 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2020 annual meeting of shareholders to be filed no later than April 29, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors – Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2020 annual meeting of shareholders to be filed no later than April 29, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2020 annual meeting of shareholders to be filed no later than April 29, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2020 annual meeting of shareholders to be filed no later than April 29, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2020 annual meeting of shareholders to be filed no later than April 29, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Listing of Documents
1.

The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2019 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 32.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 (filed herewith as Exhibit 99.1).

3.	The following exhibits are filed as part of this 2019 Annual Report on Form 10-K:

Exhibit No.	Description
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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on December 8, 2017, wherein it appeared as Exhibit 3.1.
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.†
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

Exhibit No.	Description
10.5

Second Amendment to Credit Agreement, Amendment to Security Agreement, Amendment to Domestic Pledge Agreement and Amendment to Canadian Pledge Agreement by and among the Company, the guarantors named therein, JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank and PNC Bank, National Association, as co-syndication agents, Branch Banking and Trust Company, TD Bank, N.A., Manufacturers and Traders Trust Company, The Bank of Nova Scotia, Capital One, National Association, Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, and other lenders and L/C issuers party hereto and BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Fifth Third Bank and PNC Capital Markets, LLC, as joint lead arrangers and bookrunners, in incorporated by reference from the Current Report on Form 8-K, filed on October 1, 2019, wherein it appeared as Exhibit 10.1.

10.6

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

10.15

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

10.18

Transition Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc., AFI Licensing LLC and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.5.

10.19

Campus Lease Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.6.

10.20

Share Purchase Agreement, dated November 17, 2017, by and between Armstrong World Industries, Inc. and Knauf International GmbH is incorporated by reference from the Current Report on Form 8-K filed on November 20, 2017, wherein it appeared as Exhibit 2.1.

10.21

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

10.25

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

10.27

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

10.32

Form of 2016 Long-Term Time-Based Restricted Stock Unit Grant under the 2011 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.4.*

Exhibit No.	Description
10.33

Armstrong World Industries, Inc. 2016 Long-Term Incentive Plan, effective as of July 8, 2016 and amended and restated effective February 20, 2019, is incorporated by reference from the Annual Report on Form 10-K filed on February 25, 2019, wherein it appeared as Exhibit 10.42.*

10.34

Form of 2017, 2018 and 2019 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier I) for Senior Executives under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.2.*

10.35

Form of 2017, 2018 and 2019 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier II) for Senior Executives under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.4.*

10.36

Form of 2017, 2018 and 2019 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier I) under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.3.*

10.37

Form of 2017, 2018 and 2019 Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier II) under the 2016 Long-Term Incentive Plan is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.5.*

10.38

Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the Annual Report on Form 10-K, filed on February 28, 2011, wherein it appeared as Exhibit 10.4.*

10.39

Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.40	2006 Phantom Stock Unit Plan, as amended December 8, 2008, is incorporated by reference from the 2008 Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.18.*
10.41

2006 Phantom Stock Unit Agreement is incorporated by reference from the Current Report on Form 8-K filed on October 26, 2006, wherein it appeared as Exhibit 10.3.   A Schedule of Participating Directors is incorporated by reference from the 2006 Annual Report on Form 10-K, filed on March 30, 2007, wherein it appeared as Exhibit 10.36.*

10.42	2007 Award Agreement under the 2006 Phantom Stock Unit Plan is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibit 10.1.*
10.43	Schedule of Participating Directors, is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibit 10.2.*
10.44

2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.45

Form of 2009 and 2010 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.46

Form of 2011, 2012, 2013 and 2014 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.40.*

10.47	Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.1.*
10.48

Form of 2016, 2017, 2018 and 2019 Stock Unit Grant Agreement under the Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.3.*

10.49	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*
10.50	Offer Letter to Mark A. Hershey dated April 21, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 27, 2011, wherein it appeared as Exhibit 99.1.*
10.51

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on June 4, 2010, wherein it appeared as Exhibit 10.1.*

10.52

Form of Amended and Restated Severance Agreement with Certain Officers, approved for use on October 26, 2016 is incorporated by reference from the Report on Form 8-K filed on October 31, 2016, wherein it appeared as Exhibit 10.1.*

Exhibit No.	Description
14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.
21	Armstrong World Industries, Inc.’s Subsidiaries.†
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Auditors.†
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.†
101	Inline Interactive Data Files**
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

*	Management Contract or Compensatory Plan.
†	Filed herewith.
**

XBRL – Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle	Director, President and Chief Executive Officer	February 25, 2020
Victor D. Grizzle	(Principal Executive Officer)

/s/ Brian L. MacNeal	Senior Vice President and Chief Financial Officer	February 25, 2020
Brian L. MacNeal	(Principal Financial Officer)

/s/ Stephen F. McNamara	Vice President and Controller	February 25, 2020
Stephen F. McNamara	(Principal Accounting Officer)

/s/ Stanley A. Askren	Director	February 25, 2020
Stanley A. Askren

/s/ Tao Huang	Director	February 25, 2020
Tao Huang

/s/ Barbara L. Loughran	Director	February 25, 2020
Barbara L. Loughran

/s/ Larry S. McWilliams	Director	February 25, 2020
Larry S. McWilliams

/s/ James C. Melville	Director	February 25, 2020
James C. Melville

/s/ John J. Roberts	Director	February 25, 2020
John J. Roberts
/s/ Wayne R. Shurts	Director	February 25, 2020
Wayne R. Shurts

/s/ Roy W. Templin	Director	February 25, 2020
Roy W. Templin

/s/ Cherryl T. Thomas	Director	February 25, 2020
Cherryl T. Thomas

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves

(amounts in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2017
Provision for bad debts	$0.4	$-	$(0.1)	$0.3
Provision for discounts	1.3	17.6	(17.4)	1.5
Provision for warranties	0.2	3.2	(3.3)	0.1

2018
Provision for bad debts	$0.3	$0.1	$(0.1)	$0.3
Provision for discounts	1.5	19.2	(19.4)	1.3
Provision for warranties	0.1	4.2	(3.9)	0.4

2019
Provision for bad debts	$0.3	$0.7	$(0.3)	$0.7
Provision for discounts	1.3	21.0	(20.9)	1.4
Provision for warranties	0.4	3.0	(3.2)	0.2
Provision for inventory obsolescence	-	0.6	(0.1)	0.5