Form 10-Q
period 2020-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2020-04-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 22, 2020 – 47,830,890.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization (as discussed below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	economic conditions;
•	construction activity;
•	public health epidemics or pandemics (like COVID-19);
•	competition;
•	key customers;
•	customer consolidation;
•	availability and costs of raw materials and energy;
•	Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc;
•	geographic concentration;
•	strategic transactions;
•	negative tax consequences;
•	environmental matters;
•	information technology disruptions and cybersecurity breaches;
•	claims;
•	litigation;
•	digitalization initiatives and new technology;
•	covenants in our debt agreements;
•	our indebtedness;
•	our liquidity;
•	defined benefit plan obligations;
•	intellectual property rights;
•	sustainability;
•	the tax consequences of the separation of our flooring business from our ceilings business;
•	international operations;
•	costs savings and productivity initiatives;
•	labor;
•	dividend payments; and
•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, and in the documents incorporated by reference herein and therein.

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

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2020	2019
Net sales	$248.7	$242.1
Cost of goods sold	157.4	150.7
Gross profit	91.3	91.4
Selling, general and administrative expenses	34.8	55.6
Equity earnings from joint venture	(19.5)	(18.9)
Operating income	76.0	54.7
Interest expense	6.7	10.4
Other non-operating expense (income), net	369.4	(5.5)
(Loss) earnings from continuing operations before income taxes	(300.1)	49.8
Income tax (benefit) expense	(77.5)	13.4
(Loss) earnings from continuing operations	(222.6)	36.4
Net earnings from discontinued operations, net of tax (benefit) of $- and ($0.1)	-	0.5
(Loss) gain from disposal of discontinued businesses, net of tax (benefit) of ($1.4) and $-	(3.6)	2.2
Net (loss) gain from discontinued operations	(3.6)	2.7
Net (loss) earnings	$(226.2)	$39.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2.1)	5.3
Derivative (loss), net	(11.8)	(5.1)
Pension and postretirement adjustments	288.3	2.8
Total other comprehensive income	274.4	3.0
Total comprehensive income	$48.2	$42.1
(Loss) earnings per share of common stock, continuing operations:
Basic	$(4.64)	$0.75
Diluted	$(4.64)	$0.73
(Loss) earnings per share of common stock, discontinued operations:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05
Net (loss) earnings per share of common stock:
Basic	$(4.71)	$0.80
Diluted	$(4.71)	$0.78
Average number of common shares outstanding:
Basic	48.0	48.7
Diluted	48.0	49.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$146.9	$45.3
Accounts and notes receivable, net	96.9	85.1
Inventories, net	68.5	68.5
Income taxes receivable	17.8	30.0
Other current assets	15.3	15.5
Total current assets	345.4	244.4
Property, plant, and equipment, less accumulated depreciation and amortization of $460.6 and $447.5, respectively	521.3	524.6
Prepaid pension costs	113.0	94.8
Investment in joint venture	59.8	58.5
Goodwill	53.2	53.0
Intangible assets, net	407.2	411.9
Deferred income taxes	-	10.4
Income taxes receivable	2.5	2.5
Other non-current assets	87.9	93.2
Total assets	$1,590.3	$1,493.3
Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$30.0	$-
Current installments of long-term debt	12.5	6.3
Accounts payable and accrued expenses	127.0	148.7
Income taxes payable	0.3	0.2
Total current liabilities	169.8	155.2
Long-term debt, less current installments	678.5	604.5
Postretirement benefit liabilities	69.7	71.0
Pension benefit liabilities	45.9	46.6
Other long-term liabilities	79.7	67.9
Income taxes payable	20.0	19.3
Deferred income taxes	156.3	163.9
Total non-current liabilities	1,050.1	973.2
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,313,172 shares issued and 47,659,955 shares outstanding as of March 31, 2020 and 62,263,395, shares issued and 47,992,348 shares outstanding as of December 31, 2019	0.6	0.6
Capital in excess of par value	557.3	555.7
Retained earnings	772.1	1,008.2
Treasury stock, at cost, 14,653,217 shares as of March 31, 2020 and 14,271,047 shares as of December 31, 2019	(857.9)	(823.5)
Accumulated other comprehensive (loss)	(101.7)	(376.1)
Total shareholders' equity	370.4	364.9
Total liabilities and shareholders' equity	$1,590.3	$1,493.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	49,777	-	-	-	-	-	-	-
Cash dividends - $0.200 per common share	-	-	-	(9.9)	-	-	-	(9.9)
Share-based employee compensation	-	-	1.6	-	-	-	-	1.6
Net (loss)	-	-	-	(226.2)	-	-	-	(226.2)
Other comprehensive income	-	-	-	-	-	-	274.4	274.4
Acquisition of treasury stock	(382,170)	-	-	-	382,170	(34.4)	-	(34.4)
March 31, 2020	47,659,955	$0.6	$557.3	$772.1	14,653,217	$(857.9)	$(101.7)	$370.4

	Three Months Ended March 31, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0
Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	164,082	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.9)	-	-	-	(8.9)
Share-based employee compensation	-	-	5.9	-	-	-	-	5.9
Net earnings	-	-	-	39.1	-	-	-	39.1
Other comprehensive income	-	-	-	-	-	-	3.0	3.0
Acquisition of treasury stock	(331,686)	-	-	-	331,686	(20.0)	-	(20.0)
March 31, 2019	48,640,635	$0.6	$553.3	$859.9	13,077,171	$(712.2)	$(456.5)	$245.1

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(226.2)	$39.1
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	18.2	15.1
Loss (gain) on disposal of discontinued operations	5.0	(2.2)
Deferred income taxes	(93.0)	5.0
Share-based compensation	0.9	1.8
Equity earnings from joint venture	(19.5)	(18.9)
U.S. pension cost (credit)	371.6	(1.9)
Other non-cash adjustments, net	0.2	0.2
Changes in operating assets and liabilities:
Receivables	(12.5)	3.5
Inventories	(1.0)	(11.4)
Accounts payable and accrued expenses	(25.8)	(5.0)
Other assets and liabilities	7.8	(10.6)
Net cash provided by operating activities	25.7	14.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(12.0)	(14.8)
Return of investment from joint venture	18.1	19.7
Cash paid for acquisitions	-	(43.1)
Other investing activities	3.8	0.2
Net cash provided by (used for) investing activities	9.9	(38.0)
Cash flows from financing activities:
Proceeds from short-term debt	30.0	-
Proceeds from revolving credit facility	100.0	-
Payments of revolving credit facility	(20.0)	-
Payments of long-term debt	-	(8.1)
Dividend paid	(9.6)	(8.5)
Proceeds from share-based compensation plans, net of tax	0.8	4.8
Payment for treasury stock acquired	(34.4)	(20.0)
Other financing activities	-	1.9
Net cash provided by (used for) financing activities	66.8	(29.9)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.3
Net increase (decrease) in cash and cash equivalents	101.6	(51.9)
Cash and cash equivalents at beginning of year of discontinued operations	-	10.0
Cash and cash equivalents at beginning of year of continuing operations	45.3	325.7
Cash and cash equivalents at end of period	146.9	283.8
Cash and cash equivalents at end of period of discontinued operations	-	10.0
Cash and cash equivalents at end of period of continuing operations	$146.9	$273.8
Supplemental Cash Flow Disclosures:
Interest paid	$6.9	$10.8
Income tax payments, net	1.1	3.0
Amounts in accounts payable for capital expenditures	0.1	0.9

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2019.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2019.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the first quarter of 2020 and 2019 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been recast in the Condensed Consolidated Financial Statements to conform to the 2020 presentation.

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

See Note 4 for further information on our recent acquisitions.

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. We have recorded a $25.9 million payable to WAVE for their remaining portion of the proceeds from Knauf and a $6.2 million payable to Knauf for estimated working capital and other adjustments, both of which are reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2020. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement, which we expect to be completed in the second quarter of 2020.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business, pursuant to which we are providing certain transition technology, finance and information technology support services through September 30, 2020. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The EMEA and Pacific Rim segment historical financial results for the three months ended March 31, 2019 have been reflected in AWI’s Condensed Consolidated Statements of Operations and Comprehensive Income as discontinued operations, while the assets and liabilities of discontinued operations were removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

Revision of Previously Issued Financial Statements

During 2019, we revised the Condensed Consolidated Financial Statements and related notes included herein to correct an immaterial error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The immaterial correction increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. For the periods presented, the impacts of this error correction are as follows:

Shareholders’ Equity

	Retained Earnings		Total Shareholders' Equity
	As Reported	As Adjusted	As Reported	As Adjusted
December 31, 2018	865.0	829.8	261.2	226.0
March 31, 2019	895.1	859.9	280.3	245.1

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This standard applies to all financial assets, including trade receivables. Our current accounts receivable policy uses historical and current information to estimate the amount of probable credit losses in our existing accounts receivable balances. Effective January 1, 2020, we adopted this standard, which had no material impact on our financial condition, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other,” which simplifies the subsequent measurement of goodwill by eliminating the second step from the current goodwill impairment test. Under this standard, an entity recognizes an impairment charge for the amount by which the carrying value of the reporting unit goodwill exceeds the fair value. Effective January 1, 2020, we adopted this standard prospectively. Our adoption of this standard had no impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. Effective January 1, 2020, we adopted this standard, which had no impact on our disclosures.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which amends ASC 350-40 Intangibles – Goodwill and Other – Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. Effective January 1, 2020, we adopted this standard prospectively. Our adoption of this standard had no material impact on our financial condition, results of operations or cash flows.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022. We are evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

COVID-19 Considerations

The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the recent COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary from state to state. We did not record any asset impairments, inventory charges or bad debt reserves related to COVID-19 during the first quarter of 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
	2020	2019
Net sales
Mineral Fiber	$197.7	$196.7
Architectural Specialties	51.0	45.4
Total net sales	$248.7	$242.1

	Three Months Ended
	March 31,
	2020	2019
Segment operating income (loss)
Mineral Fiber	$70.0	$47.6
Architectural Specialties	7.5	9.2
Unallocated Corporate	(1.5)	(2.1)
Total consolidated operating income	$76.0	$54.7

	Three Months Ended
	March 31,
	2020	2019
Total consolidated operating income	$76.0	$54.7
Interest expense	6.7	10.4
Other non-operating expense (income), net	369.4	(5.5)
(Loss) earnings from continuing operations before income taxes	$(300.1)	$49.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	March 31, 2020	December 31, 2019
Segment assets
Mineral Fiber	$1,141.9	$1,139.9
Architectural Specialties	161.3	161.8
Unallocated Corporate	287.1	191.6
Total consolidated assets	$1,590.3	$1,493.3

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

Retailers and other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors and consumers, online customers, major facility owners, group purchasing organizations and maintenance, repair and operating (“MRO”) entities. Geographically, this category includes sales throughout the U.S. and Canada.

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Mineral Fiber	2020	2019
Distributors	$141.9	$144.6
Home centers	25.7	23.1
Direct customers	13.9	14.1
Retailers and other	16.2	14.9
Total	$197.7	$196.7

	Three Months Ended
	March 31,
Architectural Specialties	2020	2019
Distributors	$35.9	$31.5
Direct customers	14.4	13.1
Retailers and other	0.7	0.8
Total	$51.0	$45.4

NOTE 4. ACQUISITIONS

MRK

On November 25, 2019, we acquired the business and assets of MRK.  The $13.3 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $2.9 million, resulting in $10.4 million of goodwill. All of the acquired goodwill is deductible for tax purposes. These amounts are subject to adjustment in connection with our ongoing purchase accounting analysis.

ACGI

On March 4, 2019, we acquired the business and assets of ACGI.  The $42.9 million purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill.  The total fair value of tangible assets acquired, less liabilities assumed, was $7.3 million.  The total fair value of identifiable intangible assets acquired was $12.0 million, mostly comprised of amortizable customer relationships of $7.4 million and amortizable tradenames of $2.8 million, resulting in $23.6 million of goodwill. All of the acquired goodwill is deductible for tax purposes.

The 2019 acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales or operating income for the three months ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2019, we recorded a net gain of $2.2 million, which included $9.1 million of favorable Accumulated Other Comprehensive Income (“AOCI”) adjustments, primarily to accumulated foreign currency translation amounts. During the three months ended March 31, 2020, we recorded a net loss of $5.0 million representing preliminary working capital and other adjustments. The transaction and final gain or loss amount are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement, which we expect to be completed in the second quarter of 2020.

See Note 1 for further discussion of the Sale.

Summarized Financial Information of Discontinued Operations

The following tables detail the businesses and line items that comprise discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.
	Three Months Ended
	March 31,
	2020	2019
EMEA and Pacific Rim Businesses
Net sales	$-	$96.9
Cost of goods sold	-	75.7
Gross profit	-	21.2
Selling, general and administrative expenses	-	20.8
Operating income	-	0.4
Earnings from discontinued operations before income tax	-	0.4
Income tax (benefit)	-	(0.1)
Net earnings from discontinued operations, net of tax	$-	$0.5

(Loss) gain from disposal of discontinued businesses, before income tax	$(5.0)	$2.2
Income tax (benefit)	(1.4)	-
(Loss) gain from disposal of discontinued businesses, net of tax	$(3.6)	$2.2

Net (loss) earnings from discontinued operations	$(3.6)	$2.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following is a summary of total estimated gains and losses, capital expenditures and operating lease information related to our former EMEA and Pacific Rim businesses which are presented as discontinued operations and included as components of operating and investing cash flows on our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended
	March 31,
	2020	2019
Estimated loss on sale to Knauf (1)	$5.0	$-
Reversal of previous estimated loss on sale to Knauf (2)	-	(2.2)
Purchases of property, plant and equipment	-	(0.4)
Operating lease cost (3)	-	2.3
Right-of-use assets obtained in exchange for lease obligations (4)	-	24.6
(1)	Represents preliminary working capital and other adjustments.
(2)	Represents comparison of the EMEA and Pacific Rim net assets to the expected final sales proceeds.
(3)	The amount of cash paid for amounts included in the measurement of lease liabilities was not materially different from the operating lease cost for the three months ended March 31, 2019.
(4)

Represents initial right-of-use assets recognized upon adoption on January 1, 2019. We did not obtain any new right-of-use assets in exchange for lease obligations during the three months ended March 31, 2019.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2020	December 31, 2019
Customer receivables	$91.3	$82.4
Miscellaneous receivables	8.7	5.0
Less allowance for warranties, discounts and losses	(3.1)	(2.3)
Accounts and notes receivable, net	$96.9	$85.1

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 7. INVENTORIES

	March 31, 2020	December 31, 2019
Finished goods	$39.2	$40.2
Goods in process	4.5	4.0
Raw materials and supplies	35.5	35.0
Less LIFO reserves	(10.7)	(10.7)
Total inventories, net	$68.5	$68.5

NOTE 8. OTHER CURRENT ASSETS

	March 31, 2020	December 31, 2019
Prepaid expenses	$8.0	$7.5
Assets held for sale	6.5	6.6
Other	0.8	1.4
Total other current assets	$15.3	$15.5

As of March 31, 2020 and December 31, 2019, assets held for sale include the assets of our idled mineral fiber plant in China, as we entered into a sale agreement during the third quarter of 2019 with closing expected during 2020.

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

	Three Months Ended
	March 31,
	2020	2019
Net sales	$95.4	$96.9
Gross profit	54.9	52.6
Net earnings	40.8	40.2

NOTE 10. LEASES

We enter into operating leases for certain manufacturing plants, warehouses, equipment and automobiles. Our leases have remaining lease terms of 1 to 13 years. Several leases include options for us to purchase leased items at fair value or renew for up to 5 years, or multiple 5-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

We have lease agreements with lease and non-lease components, which are accounted for separately. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease expense was not material for the three months ended March 31, 2020 and 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (“IBR”) based on information that is available at the lease commencement date to compute the present value of lease payments. Relevant information used in determining the IBR includes the transactional currency of the lease and the lease term. We used the IBR on January 1, 2019 for operating leases that commenced prior to that date. As of March 31, 2020, we do not have any finance leases and we have no additional operating leases that have not yet commenced.

The following tables present our operating lease cost and supplemental cash flow information related to our operating leases:

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$1.7	$1.6
ROU assets obtained in exchange for lease obligations (1)	0.6	29.2

(1)	Includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

The amount of cash paid for amounts included in the measurement of lease liabilities was not materially different from our operating lease cost for the three months ended March 31, 2020 and 2019.

The following table presents supplemental balance sheet information related to our operating leases:

	Balance Sheet Classification	March 31, 2020	December 31, 2019

ROU assets	Other non-current assets	$34.5	$35.3
Current lease liabilities	Accounts payable and accrued expenses	5.2	5.2
Non-current lease liabilities	Other long-term liabilities	29.3	30.1

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	8.4	8.6
Weighted average discount rate	4.4%	4.4%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Undiscounted future minimum lease payments as of March 31, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Maturities of Lease Liabilities
2020 (1)	$4.9
2021	6.0
2022	5.2
2023	4.5
2024	3.7
Thereafter	17.5
Total lease payments	41.8
Less interest	(7.3)
Present value of lease liabilities	$34.5

(1)	Scheduled maturities of lease liabilities represent the time period of April 1, 2020 to December 31, 2020.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2020 and December 31, 2019.

		March 31, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$188.7	$117.9	$188.9	$114.9
Developed technology	15 years	85.1	73.4	85.0	72.1
Trademarks and brand names	5-10 years	3.8	0.8	3.9	0.6
Other	Various	0.3	0.1	0.3	0.1
Total		$277.9	$192.2	$278.1	$187.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.5		321.5
Total intangible assets		$599.4		$599.6

Goodwill	Indefinite	$53.2		$53.0

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$4.6	$3.9

NOTE 12. OTHER NON-CURRENT ASSETS

	March 31, 2020	December 31, 2019
Cash surrender value of Company owned life insurance policies	$51.4	$53.5
Operating lease ROU assets	34.5	35.3
Fair value of derivative assets	-	1.3
Other	2.0	3.1
Total other non-current assets	$87.9	$93.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2020	December 31, 2019
Payables, trade and other	$62.4	$79.4
Current portion of lease liabilities	5.2	5.2
Employment costs	4.4	16.5
Current portion of pension and postretirement liabilities	10.5	10.5
Payable to Knauf for purchase price adjustments	6.2	1.2
Payable to WAVE for receipt of Knauf proceeds	25.9	25.9
Other	12.4	10.0
Total accounts payable and accrued expenses	$127.0	$148.7

NOTE 14. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2020	2019
(Loss) earnings from continuing operations before income taxes	$(300.1)	$49.8
Income tax (benefit) expense	(77.5)	13.4
Effective tax rate	25.8%	26.8%

Excluding the impact of the pension settlement, the effective tax rate for the first quarter of 2020 was lower compared to the same period in 2019 primarily due to unfavorable deferred tax adjustments recognized in the first quarter of 2019 related to share-based compensation.

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

NOTE 15. DEBT

As of March 31, 2020 and December 31, 2019, our long-term debt included borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of March 31, 2020 and December 31, 2019, borrowings outstanding under our revolving credit facility were $195.0 million and $115.0 million, respectively. Our Term Loan A was fully drawn as of March 31, 2020 and December 31, 2019. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

In March 2020, we amended and decreased our $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) to $30.0 million and we extended the maturity to September 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI. ARC can use this facility to borrow cash or issue letters of credit. When ARC borrows cash under this facility, ARC sells an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We have the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility are reported as debt in the Condensed Consolidated Balance Sheets. Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. As of March 31, 2020, total borrowings outstanding under this facility were $30.0 million, which were classified as Short-term debt in the Condensed Consolidated Balance Sheets, and no letters of credit were issued under this facility. There were no borrowings outstanding under this facility as of December 31, 2019. The weighted-average interest rate on this short-term debt was 1.69% during the first quarter of 2020.

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

	March 31, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

NOTE 16. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2020	2019
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.4	$1.2
Interest cost on projected benefit obligation	7.2	12.6
Expected return on plan assets	(14.9)	(20.1)
Amortization of net actuarial loss	3.9	4.8
Settlement	374.4	-
Net periodic pension cost (credit)	$372.0	$(1.5)
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	0.5	0.6
Amortization of prior service credit	(0.1)	-
Amortization of net actuarial gain	(1.6)	(2.2)
Net periodic postretirement (credit)	$(1.2)	$(1.6)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2020 and 2019.

The service cost component of net benefit cost has been presented in the Condensed Consolidated Statements of Operations and Comprehensive Income within cost of goods sold and SG&A expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in the Condensed Consolidated Statements of Operations and Comprehensive Income separately from the service cost component within other non-operating expense (income), net.

During February 2020, we entered into agreements with Athene Annuity and Life Company (“AAIA”) and Athene Annuity & Life Assurance Company of New York (“AANY”) to transfer certain benefit obligations and assets of our U.S. Retirement Income Plan (“RIP”) to AAIA and AANY.  Under the agreements, we effectively settled $1,045.3 million of retiree defined benefit pension obligations related to approximately 10,300 retirees and beneficiaries (the “Transferred Participants”), which were irrevocably transferred to AAIA and AANY and which guarantees the pension benefits of the Transferred Participants.

As a result of the transaction, we recorded a $374.4 million settlement loss in the first quarter of 2020, which was reflected as a component of other non-operating expense. The RIP’s assets and liabilities were remeasured as of the settlement date, resulting in a remaining projected benefit obligation of $387.5 million, which covered approximately 3,000 deferred vested and active participants, and fair value of plan assets of $499.6 million. The discount rate used to determine the projected benefit obligation at the settlement date was 3.07%, compared to 3.16% used as of December 31, 2019. The expected long-term return on plan assets remained at 5.25% and did not change as a result of the settlement.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	March 31, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(691.0)	$(640.7)	$(610.8)	$(610.8)
Interest rate swap contracts	(30.2)	(30.2)	(14.3)	(14.3)

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models.

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

The fair value measurement of interest rate swap contracts measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets were valued using Level 2 (other observable) inputs as of March 31, 2020 and December 31, 2019. We did not have any financial assets or liabilities that are valued using Level 1 (quoted, active market) or Level 3 (unobservable) inputs as of March 31, 2020 and December 31, 2019.

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

Currency Rate Risk – Sales and Purchases

As of March 31, 2020, our only major foreign currency exposure is to the Canadian dollar. We currently have no outstanding positions and do not expect to enter into any foreign exchange derivative products.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of March 31, 2020:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

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

Under the terms of the March 2020 swap maturing in 2022, we pay a fixed rate over the hedged amount and receive 1-month LIBOR. This is inclusive of a 0% floor.

Under the terms of the forward starting March 2020 swaps maturing in 2024, we will pay a fixed rate monthly and receive 1-month LIBOR.  These are inclusive of a 0% floor.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2020 and December 31, 2019.  We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2020 or December 31, 2019.  The derivative asset and liability amounts below are shown in gross amounts and we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$1.5	$-
Interest rate swap contracts	Other non-current assets	-	1.3	Other long-term liabilities	28.7	15.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amount of (Loss) Recognized in AOCI		Location of (Loss) Reclassified from AOCI into Net (Loss)	Gain (Loss) Reclassified from AOCI into Net (Loss)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2020	2019		2020	2019
Derivatives in cash flow hedging relationships
Interest rate swap contracts	(15.6)	(7.4)	Interest expense	0.3	(0.6)
Total	$(15.6)	$(7.4)	Total (loss)	$0.3	$(0.6)

As of March 31, 2020, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $6.8 million.

NOTE 19. OTHER LONG-TERM LIABILITIES

	March 31, 2020	December 31, 2019
Operating lease liabilities	$29.3	$30.1
Long-term deferred compensation arrangements	13.0	14.0
Environmental liabilities	1.5	1.5
Fair value of derivative liabilities	28.7	15.6
Other	7.2	6.7
Total other long-term liabilities	$79.7	$67.9

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

During the three months ended March 31, 2020, we repurchased 0.4 million shares under the Program for a total cost of $34.4 million, excluding commissions, or an average price of $89.99 per share. Since inception, through March 31, 2020, we have repurchased 9.6 million shares under the Program for a total cost of $596.2 million, excluding commissions, or an average price of $62.13 per share. During March 2020, we temporarily suspended our share repurchase program.

Dividends

In February 2020, our Board of Directors declared a $0.20 per share quarterly dividend to be paid in March 2020. On April 22, 2020, our Board of Directors declared a $0.20 per share quarterly dividend to be paid in May 2020.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)
Other comprehensive (loss) before reclassifications, net of tax benefit (expense) of $ -, $4.0, ($2.9) and $1.1	(2.1)	(11.6)	8.6	(5.1)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.2)	279.7	279.5
Net current period other comprehensive (loss) income	(2.1)	(11.8)	288.3	274.4
Balance, March 31, 2020	$7.3	$(20.3)	$(88.7)	$(101.7)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $1.9, ($0.2) and $1.7	5.3	(5.6)	0.7	0.4
Amounts reclassified from accumulated other comprehensive (loss)	-	0.5	2.1	2.6
Net current period other comprehensive income (loss)	5.3	(5.1)	2.8	3.0
Balance, March 31, 2019	$(69.4)	$0.3	$(387.4)	$(456.5)

(1)	Amounts are net of tax.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended March 31,
	2020	2019 (1)
Derivative Adjustments:
Interest rate swap contracts, before tax	$(0.3)	$0.6	Interest expense
Tax impact	0.1	(0.1)	Income tax expense
Total (income) loss, net of tax	(0.2)	0.5

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.1)	-	Other non-operating expense (income), net
Amortization of net actuarial loss	2.3	2.7	Other non-operating expense (income), net
Settlement	374.4	-	Other non-operating expense (income), net
Total income, before tax	376.6	2.7
Tax impact	(96.9)	(0.6)	Income tax expense
Total income, net of tax	279.7	2.1
Total reclassifications for the period	$279.5	$2.6
(1)	Includes activity from discontinued operations.

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

Between 2017 and 2019, we entered settlement agreements totaling $39.8 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $30.6 million reduction to selling, general, and administrative (“SG&A”) expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In 2020, we entered into one new settlement agreement totaling $0.1 million. This settlement was recorded as a reduction to SG&A expenses. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Specific Material Events

St Helens, OR

In August 2010, we entered into a Consent Order (the “Consent Order”) with the Oregon Department of Environmental Quality (“ODEQ”), along with Kaiser Gypsum Company, Inc. (“Kaiser”), and Owens Corning Sales LLC (“OC”), with respect to our St. Helens, Oregon facility, which was previously owned by Kaiser and then OC. The Consent Order required the parties to complete a remedial investigation and feasibility study on the upland, lowland and in-water portions of the site.

Through voluntary mediation in November 2017 with ODEQ, OC and Kaiser, we reached settlement with ODEQ documented in a Public Notice and proposed consent judgment (“Consent Judgment”); in exchange for a release from ODEQ for all contamination

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

claims against us, we would pay $8.6 million to the State of Oregon and perform a previously scoped remedial action for the upland area.  We submitted the settlement payment to ODEQ and completed the remedial action for the upland area in 2019.

ODEQ approved a final Upland Operable Unit Remedial Action Construction Completion and Final Closeout Report and issued a Conditional No Further Action Determination, including the Easement and Equitable Servitude, which was recorded in Columbia County, Oregon.  On February 24, 2020, ODEQ filed the Certification of Completion for the satisfactory completion of the work conducted by us pursuant to the Consent Judgment.  As a result of the settlements with ODEQ and Kaiser, and these actions by ODEQ, we do not expect to incur any future material costs relating to this matter.

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

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific” or “AWP”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.  The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of AFI in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA has evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, AWI and CBS submitted a good faith offer to EPA on May 28, 2019. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the final remediation or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $1.5 million and $1.6 million as of March 31, 2020 and December 31, 2019, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of March 31, 2020, the total liabilities were reflected as other long-term liabilities. As of December 31, 2019, $0.1 million was reflected within Accounts payable and accrued expenses with respect to environmental liabilities. During the three months ended March 31, 2020, we did not record any additional reserves for environmental liabilities. During the three months ended March 31, 2019, we recorded $1.0 million of additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated liabilities above do not take into account any claims for recoveries from insurance or third parties.  It is our policy to record insurance recoveries as assets in the Condensed Consolidated Balance Sheets when probable.  For insurance recoveries that are reimbursements of prior environmental expenditures, the income statement impact is recorded within cost of goods sold and SG&A expenses, which are the same income statement categories within which environmental expenditures were historically recorded. We also incur costs to pursue environmental insurance recoveries, which are expensed as incurred.  Insurance recoveries in excess of historical environmental spending are recorded on the balance sheet as a part of other long-term liabilities and released as future environmental spending occurs or the liability is settled.

Actual costs to be incurred at identified sites may vary from our estimates.  Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

On September 8, 2017, Roxul USA, Inc. (d/b/a Rockfon) (“Rockfon”) filed litigation against us in the United States District Court for the District of Delaware (the “Court”) alleging anticompetitive conduct seeking remedial measures and unspecified damages.  Roxul USA, Inc. is a significant ceilings systems competitor with global headquarters in Europe and expanding operations in the Americas.  On April 3, 2019, we entered into a confidential settlement agreement with Rockfon to fully resolve the litigation between us, and Rockfon filed a Stipulation of Dismissal with Prejudice (“Dismissal”) with the Court.  Pursuant to the Dismissal, Rockfon formally dismissed all claims it had against AWI with prejudice.  All claims in the litigation have been fully and finally dismissed and released with AWI making a payment to Rockfon for its costs, expenses and attorneys’ fees.  Pursuant to the settlement, both parties acknowledged that (a) AWI denies all claims of wrongdoing and makes no admission of wrongdoing or of the truth of any of the claims or allegations contained in Rockfon’s complaint or otherwise alleged in the litigation; (b) all AWI exclusive distribution locations (i.e., any location where a reseller has agreed to sell only AWI ceiling system products) will remain exclusive to AWI under their respective distribution agreements, and (c) in all other non-exclusive or “open” distribution locations, resellers are free to purchase and resell ceiling systems products of any manufacturer at their discretion. During the three months ended March 31, 2019, we incurred $19.7 million of expenses in connection with the matter, primarily relating to legal and professional fees incurred by us in connection with the litigation, including expenses and attorney’s fees paid under the settlement agreement. As a result of the settlement and Dismissal, we do not expect to incur additional future costs or expenses relating to the matter.

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

NOTE 22. EARNINGS PER SHARE

The following table is a reconciliation of (loss) earnings to (loss) earnings attributable to common shares used in our basic and diluted (Loss) Earnings Per Share (“EPS”) calculations for the three months ended March 31, 2020 and 2019. EPS components may not add due to rounding.

	Three Months Ended
	March 31,
	2020	2019
(Loss) earnings from continuing operations	$(222.6)	$36.4
Loss (earnings) allocated to participating non-vested share awards	-	(0.1)
(Loss) earnings from continuing operations attributable to common shares	$(222.6)	$36.3

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2020 and 2019 (shares in millions):

	Three Months Ended
	March 31,
	2020	2019
Basic shares outstanding	48.0	48.7
Dilutive effect of common stock equivalents	-	0.8
Diluted shares outstanding	48.0	49.5

Due to the net loss for the three months ended March 31, 2020, all common stock equivalents were considered anti-dilutive. Anti-dilutive stock awards excluded from the computation of diluted EPS for the three months ended March 31, 2020 and 2019 were 702,513 and 30,371, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

We are a leading producer of ceiling systems for use in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.

The impact of the recent COVID-19 outbreak on our future consolidated results of operations is uncertain. We expect a COVID-19 related decrease in customer demand across all our markets to negatively and materially impact our net sales and earnings for the remainder of 2020, with the most significant impact currently expected in the second and third quarters. As of March 31, 2020, all of our manufacturing facilities were operational, excluding locations which were idled prior to the COVID-19 outbreak. On April 24, 2020, we temporarily suspended operations at our recently acquired Libertyville, Illinois facility. During March 2020, we borrowed an additional $100.0 million from our revolving credit facility and $30.0 million from our accounts receivable securitization facility, and temporarily suspended our share repurchase program.  We did not record any asset impairments, inventory charges or bad debt reserves related to COVID-19 during the first quarter of 2020 but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

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

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. We have recorded a $25.9 million payable to WAVE for their remaining portion of the proceeds from Knauf and a $6.2 million payable to Knauf for estimated working capital and other adjustments, both of which are reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2020. The transaction and final gain or loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement, which we expect to be completed in the second quarter of 2020.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business, pursuant to which we are providing certain transition technology, finance and information technology support services through September 30, 2020. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The EMEA and Pacific Rim segment historical financial results for the three months ended March 31, 2019 have been reflected in AWI’s Condensed Consolidated Statements of Operations and Comprehensive Income as discontinued operations, while the assets and liabilities of discontinued operations were removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

Manufacturing Plants

As of March 31, 2020, we had 14 manufacturing plants in three countries, with 11 plants located within the U.S, which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  We have two plants in Canada and one idled mineral fiber plant in China. The idled plant in China is reported as a component of our Unallocated Corporate segment and is classified as an asset held for sale as of March 31, 2020 and December 31, 2019, as we entered into a sale agreement for the property during the third quarter of 2019 with closing expected during 2020.

WAVE operates six additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

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

Factors Affecting Revenues

For information on our 2020 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We noted several factors and trends within our markets that directly affected our business performance during the first quarter of 2020 compared to the first quarter of 2019. In our Mineral Fiber segment, softer demand for lower end products exceeded increased demand for high end products. In our Architectural Specialties segment, we experienced strong growth due to increased market penetration and the impact of our 2019 acquisitions of ACGI and MRK (collectively, the “2019 Acquisitions”).  The 2019 Acquisitions contributed $8.2 million and $1.5 million of net sales during the first quarter of 2020 and 2019, respectively, with the first quarter of 2020 including an entire quarter of sales compared to one month of sales in the first quarter of 2019.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues. We estimate that unfavorable AUV decreased our Mineral Fiber and total consolidated net sales for three months ended March 31, 2020 by approximately $1 million compared to the same period in 2019. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute all changes in sales to volume.

In the first quarter of 2020, we implemented previously announced price increases on certain Mineral Fiber ceiling tile and grid products. We may implement future pricing actions based on numerous factors.

Seasonality. Historically, our sales tend to be stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction. We expect sales to be weaker in these quarters during 2020 due to the impacts of COVID-19.

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest raw material expenditures are for fiberglass, perlite, starch, waste paper, wood, wood fiber, aluminum, steel, pigments and clays. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In the first quarter of 2020, lower costs for raw materials and energy positively impacted operating income by $2 million, compared to the same period in 2019.

Employees

As of March 31, 2020 and December 31, 2019, we had approximately 2,500 full-time and part-time employees.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 5 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2020	2019	Change is Favorable
Total consolidated net sales	$248.7	$242.1	2.7%
Operating income	$76.0	$54.7	38.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales for the first quarter of 2020 increased 2.7% over the same period in 2019 due to higher volumes of $8 million, partially offset by unfavorable AUV of $1 million. Mineral Fiber net sales increased by $1 million and Architectural Specialties net sales increased by $6 million. The unfavorable AUV was driven by mix due to volume growth in Latin America and home centers, which have lower AUV than the Mineral Fiber segment average.

Cost of goods sold in the first quarter of 2020 was 63.3% of net sales, compared to 62.3% for the same period in 2019. The increase in cost of goods sold as a percent of net sales for the first quarter of 2020 as compared to the same period in 2019 was primarily due to unfavorable AUV, partially offset by improved manufacturing productivity.

SG&A expenses in the first quarter of 2020 were $34.8 million, or 14.0% of net sales, compared to $55.6 million, or 23.0% of net sales, for the same period in 2019. The decrease in SG&A expenses for the first quarter of 2020 as compared to the same period in 2019 was driven primarily by a $20 million decrease in legal and professional fees, driven by expenses and attorney’s fees incurred in the first quarter of 2019 under a settlement agreement with Roxul, USA, Inc. (“Rockfon”).  Also contributing to the decrease in SG&A expenses was $5 million of lower incentive and deferred compensation expenses.

Equity earnings from our WAVE joint venture were $19.5 million for the first quarter of 2020, compared to $18.9 million in the first quarter of 2019. The increase in WAVE earnings was primarily related to lower steel costs, partially offset by lower volumes and higher SG&A expenses. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $6.7 million for the first quarter of 2020, compared to $10.4 million in the first quarter of 2019. The decrease in the first quarter of 2020 was primarily due to lower average borrowings outstanding during the first quarter of 2020, lower floating interest rates and the refinancing of our credit facility on September 30, 2019.

Other non-operating expense, net, was $369.4 million for the first quarter of 2020, compared to $5.5 million of income in the first quarter of 2019.  The increase in expense was primarily related to the $374.4 million settlement loss associated with our RIP. See Note 16 to the Condensed Consolidated Financial Statements for further information.

Income tax benefit was $77.5 million for the first quarter of 2020 compared to $13.4 million of income tax expense in the first quarter of 2019. Excluding the impact of the pension settlement in the first quarter of 2020, income tax expense was $18.3 million. The effective tax rate was 25.8% for the first quarter of 2020 compared to 26.8% for the same period of 2019. The effective tax rate was lower primarily due to unfavorable deferred tax adjustments recognized in the first quarter of 2019 related to share-based compensation.

Total Other Comprehensive Income (“OCI”) was $274.4 million in the first quarter of 2020 compared to $3.0 million for the first quarter of 2019. The change in OCI was primarily driven by pension and postretirement adjustments, primarily a $374.4 million settlement loss related to our RIP. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Also impacting the change in OCI was foreign currency translation adjustments and derivative gains/losses. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2020 were driven primarily by changes in the Canadian dollar. Amounts in the first quarter of 2019 were primarily driven by changes in the exchange rates of the Russian ruble and the British pound. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2020	2019	Change is Favorable
Total segment net sales	$197.7	$196.7	0.5%
Operating income	$70.0	$47.6	47.1%

Net sales increased in the first quarter of 2020 due to higher volumes of $2 million, partially offset by unfavorable AUV of $1 million. The unfavorable AUV was driven by mix due to volume growth in Latin America and home centers, which have lower AUV than the Mineral Fiber segment average.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income increased in the first quarter of 2020 primarily due to a $20 million decrease in legal and professional fees associated with the 2019 settlement agreement with Rockfon and a $4 million decrease in manufacturing costs.  Also contributing to the increase in operating income was lower incentive and deferred compensation expenses, partially offset by the negative impact of lower AUV driven by volume growth in Latin America and Canada.

Architectural Specialties

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2020	2019	Change is Favorable/ (Unfavorable)
Total segment net sales	$51.0	$45.4	12.3%
Operating income	$7.5	$9.2	(18.1)%

Net sales for the first quarter of 2020 increased $7 million due to the 2019 Acquisitions, partially offset by unfavorable project timing.

Operating income for the first quarter of 2020 decreased due to additional investments in selling and design capacities and intangible asset amortization expense related to the 2019 Acquisitions, partially offset by the positive impact of higher volumes.

Unallocated Corporate

Unallocated corporate expenses were $1.5 million for the first quarter of 2020 compared to $2.1 million in the same period of 2019. The decline was primarily due to the absence of depreciation and amortization related to our idled mineral fiber plant in China, which was classified as an asset held for sale as of September 30, 2019.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations for the comparable 2019 period.

Operating activities for the first three months of 2020 provided $25.7 million of cash, compared to $14.7 million for the first three months of 2019. The increase was primarily due higher cash earnings, partially offset by working capital changes.

Net cash provided by investing activities was $9.9 million for the first three months of 2020, compared to $38.0 million used for the first three months of 2019. The increase in investing cash flows was a result of the acquisition of ACGI in the first quarter of 2019 with no similar activity in the first quarter of 2020.

Net cash provided by financing activities was $66.8 million for the first three months of 2020, compared to $29.9 million used for the first three months of 2019. The favorable change of cash was primarily due to increased borrowings, partially offset by increased payments of long-term debt and higher repurchases of outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year. We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed. As of March 31, 2020, total borrowings outstanding under our senior credit facility were $195.0 million under the revolving credit facility and $500.0 million under Term Loan A.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of March 31, 2020, we were in compliance with all covenants of the senior credit facility and currently do not expect any covenant violations due to the impacts of COVID-19.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Term Loan A is fully drawn and is currently priced on a variable interest rate basis.  The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 13, 2016	$200.0	November 2016 to March 2021	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

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

Under the terms of the March 2020 swap maturing in 2022, we pay a fixed rate over the hedged amount and receive 1-month LIBOR. This is inclusive of a 0% floor.

Under the terms of the forward starting March 2020 swaps maturing in 2024, we will pay a fixed rate monthly and receive 1-month LIBOR.  These are inclusive of a 0% floor.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

As of March 31, 2020, we had $146.9 million of cash and cash equivalents, $133.6 million in the U.S and $13.3 million in various foreign jurisdictions, primarily Canada.

In March 2020, we amended and decreased our $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) to $30.0 million and we extended the maturity to September 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI. ARC can use this facility to borrow cash or issue letters of credit. When ARC borrows cash under the facility, ARC sells an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We have the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility are reported as debt in the Condensed Consolidated Balance Sheets. Any borrowings under this facility are obligations of ARC and not AWI. ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. As of March 31, 2020, total borrowings outstanding under this facility were $30.0 million, which were classified as Short-term debt in the Condensed Consolidated Balance Sheets, and no letters of credit were issued under this facility. There were no borrowings outstanding under this facility as of December 31, 2019. As of March 31, 2020 we had a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	March 31, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

As of March 31, 2020, we had $146.9 million of cash and cash equivalents and $305.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facilities, will be adequate to address our near-term liquidity needs. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We will continue to assess whether reductions in discretionary spending, capital expenditures and other variable costs are necessary to meet our liquidity needs.

CONTRACTUAL OBLIGATIONS

Information related to our contractual obligations at December 31, 2019 can be found in our 2019 Annual Report on Form 10-K, Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Our current and long-term debt obligations as of March 31, 2020 increased by $110.2 million, primarily due to additional borrowings under our revolving credit facility, net of repayments, of $80.0 million and additional borrowings under our accounts receivable securitization facility of $30.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2020, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K.

Public health epidemics or pandemics, such as the recent COVID-19 outbreak, could have a material adverse effect on our financial condition, liquidity or results of operations.

The recent COVID-19 outbreak has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health epidemics, impacts our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the recent COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary from state to state. Any of these events could have material adverse effect on our financial condition, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2020	20,993	$94.28	20,993	$136,192,188
February 1 – 29, 2020	7,206	$101.68	-	$136,192,188
March 1 – 31, 2020	361,408	$89.75	361,177	$103,779,225
Total	389,607		382,170

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

During the three months ended March 31, 2020, we repurchased 0.4 million shares under the Program for a total cost of $34.4 million, excluding commissions, or an average price of $89.99 per share.  Since inception, through March 31, 2020, we have repurchased 9.6 million shares under the Program for a total cost of $596.2 million, excluding commissions, or an average price of $62.13 per share. During March 2020, we temporarily suspended our share repurchase program.

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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on April 17, 2020, wherein it appeared as Exhibit 3.1.

10.1

Ninth Amendment to Receivables Purchase Agreement, dated March 27, 2020, by and among Armstrong Receivables Company, LLC, Armstrong World Industries, Inc., The Bank of Nova Scotia, and Liberty Street Funding LLC. †

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

†	Filed herewith.

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

Date:  April 27, 2020