Form 10-K/A
period 2019-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2020-07-28
CIK 7431

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Explanatory Note

Armstrong World Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed on February 25, 2020 (the “Original Form 10-K”). The Company is filing this Form 10-K/A to label our financial statements for the year ended December 31, 2017 as restated and provide additional disclosures on discontinued operations and internal controls.

Background of Restatement

During the second quarter of 2019, we discovered a $35.2 million error in our estimated loss on sale of our international operations that initially should have been recorded in the fourth quarter of 2017.  This error was corrected and disclosed in our Form 10-Q for the second quarter of 2019 as a correction of an immaterial error that occurred in 2017.  Within our Form 10-K for the year ended December 31, 2019, we provided adjusted 2017 financial statements to reflect the revised financial statements as a correction of an immaterial error.

Based on discussions with the staff of the Securities and Exchange Commission in 2020 and further evaluation, we have determined that the error identified during the second quarter of 2019 was material to the 2017 financial statements.

Accordingly, we are filing this Form 10-K/A to correct the Consolidated Statements of Earnings and Comprehensive Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows to label the 2017 fiscal year as Restated.

Since the amounts in these statements were already corrected in the Original Form 10-K, no numbers have changed.

We are also revising our disclosures in Item 6 – Selected Financial Data, Note 2 – Summary of Significant Accounting Policies, Note 7 – Discontinued Operations and Item 9A – Controls and Procedures to not refer to the correction of an immaterial error and to discuss the material weakness in internal controls that resulted in the material error. We have added Note 3 – Restatement of Previously Issued Financial Statements to present the restated amounts in a separate footnote, as the information was previously included in Note 2 in the Original Form 10-K. In adding Note 3, footnote references have been updated throughout this filing.  Our independent accountant, KPMG LLP, has also revised its audit opinion accordingly. We are also revising Item 15 – Exhibits and Financial Statement Schedules to include an updated consent from KPMG LLP and updated Certifications of our Chief Executive and Chief Financial Officers required by rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act and Rule 13a and 18 U.S.C. Section 1350.

Except as described above, no other changes have been made to the Original Form 10-K, nor does this Form 10-K/A reflect events occurring after the date of the Original Form 10-K.

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

See Notes 6 and 7 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

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

Liabilities of $1.6 million and $12.4 million as of December 31, 2019 and December 31, 2018, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  See

Note 28 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

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

We are actively involved in environmental investigation and remediation activities relating to several domestically owned, formerly owned and non-owned locations allegedly resulting from past industrial activity, for which our ultimate liability may exceed the currently estimated and accrued amounts.  See Note 28 to the Consolidated Financial Statements for further information related to our current environmental matters and the potential liabilities associated therewith. It is also possible that we could become subject to additional environmental matters and corresponding liabilities in the future.

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

A portion of our products move in international trade.  See Note 4 to the Consolidated Financial Statements for further information.  Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks.  Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.  In addition, our international growth strategy depends, in part, on our ability to expand our operations in Canada and Latin America.  However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets.  Similarly, our efforts to enhance the profitability or accelerate the growth of our operations in certain markets depends largely on the economic and geopolitical conditions in those local or regional markets.

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
(1)

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long term incentive plans. For more information regarding securities authorized for issuance under our equity compensation plans, see Note 23 to the Consolidated Financial Statements included in this Form 10-K.

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
(b)

During 2019, we revised the Consolidated Financial Statements and related notes included herein to correct a material error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The correction of the error increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. See Note 3 to the Consolidated Financial Statements for further discussion.

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

See Notes 6 and 7 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

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

Factors Affecting Revenues

For information on our segments’ 2019 net sales by geography, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

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

Contributions to the unfunded pension plan were $4.0 million in 2019 and were made on a monthly basis to fund benefit payments.  We estimate the 2020 contributions will be approximately $3.9 million.  See Note 19 to the Consolidated Financial Statements for more information.

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

On February 20, 2020, we entered into a commitment agreement with a third-party insurance company to partially settle approximately $1.0 billion of retiree benefit obligations under our RIP. See Note 19 to the Consolidated Financial Statements for further information.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We cannot predict the occurrence of certain events that might lead to material impairment charges in the future.  Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial and residential construction industries, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.  See Notes 4 and 14 to the Consolidated Financial Statements for further information.

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

Equity earnings from our WAVE joint venture were $96.6 million in 2019, compared to $74.9 million in 2018.  During 2019 and as a result of the Sale, we recorded a $21 million increase in WAVE equity earnings, representing our share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses, net of a $4 million write-off related to our WAVE fresh-start reporting for customer relationship and developed technology intangible assets.  Excluding the impact of our portion of WAVE’s gain on the Sale and the write-off, WAVE equity earnings increased as a result of increases in AUV, partially offset by investments in manufacturing and lower volumes.  Negatively impacting WAVE equity earnings for 2019 was a $1 million partial pension settlement charge.  See Note 12 to the Consolidated Financial Statements for further information.

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

Other non-operating income was $20.4 million in 2019, compared to $32.5 million in 2018. The decrease was primarily related to lower credits from non-service cost components associated with our RIP. See Note 19 to the Consolidated Financial Statements for further information.

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

Equity earnings in the fourth quarter of 2019 were $13.6 million compared to $15.7 million for the fourth quarter of 2018.  During the fourth quarter of 2019 and as a result of the Sale, we recorded a $5 million decrease in WAVE equity earnings, representing our share of WAVE’s fourth quarter of 2019 loss on sale of its discontinued European and Pacific Rim businesses.  Excluding the impact of our portion of WAVE’s fourth quarter loss on the Sale, WAVE equity earnings increased due to higher sales volumes and lower input costs, particularly steel.  See Note 12 to the Consolidated Financial Statements for further information.

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

Correction of a Misstatement

As discussed in Note 3 to the consolidated financial statements, the 2017 financial statements have been restated to correct a misstatement.

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

Evaluation of benefit obligations

As discussed in Notes 2 and 19 to the consolidated financial statements, the Company’s pension projected benefit obligations and the fair value of plan assets for the U.S. plans were $1,431.4 million and $1,478.4 million, respectively, as of December 31, 2019, resulting in a funded status of $47.0 million. Additionally, the Company’s accumulated postretirement benefit obligation was $76.6 million, which is an unfunded liability.

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

Philadelphia, Pennsylvania
February 25, 2020, except for Notes 2, 3 and 7 as to which the date is July 28, 2020

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
			Restated
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

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2016	54,428,233	$0.6	$504.9	$469.9	6,168,907	$(305.2)	$(403.8)	$266.4
Cumulative effect impact of ASU 2016-09 adoption	-	-	-	8.7				8.7
Stock issuance, net	185,596	-	-	-	-	-	-	-
Share-based employee compensation	-	-	11.4	-	-	-	-	11.4
Net earnings, as restated	-	-	-	119.6	-	-	-	119.6
Other comprehensive income	-	-	-	-	-	-	57.9	57.9
Separation of Armstrong Flooring, Inc.	-	-	0.5					0.5
Acquisition of treasury stock	(1,841,690)	-	-	-	1,841,690	(80.4)	-	(80.4)
December 31, 2017, as restated	52,772,139	$0.6	$516.8	$598.2	8,010,597	$(385.6)	$(345.9)	$384.1

Cumulative effect impact of ASU 2018-02 adoption	-	-	-	54.3	-	-	(54.3)	-
Stock issuance, net	770,988	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.6)	-	-	-	(8.6)
Share-based employee compensation	-	-	30.6	-	-	-	-	30.6
Net earnings	-	-	-	185.9	-	-	-	185.9
Other comprehensive (loss)	-	-	-	-	-	-	(59.4)	(59.4)
Acquisition of treasury stock	(4,734,888)	-	-	-	4,734,888	(306.6)	-	(306.6)
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0

Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	709,671	-	-	-	-	-	-	-
Cash dividends - $0.725 per common share	-	-	-	(36.0)	-	-	-	(36.0)
Share-based employee compensation	-	-	8.3	-	-	-	-	8.3
Net earnings	-	-	-	214.5	-	-	-	214.5
Other comprehensive income	-	-	-	-	-	-	83.4	83.4
Acquisition of treasury stock	(1,525,562)	-	-	-	1,525,562	(131.3)	-	(131.3)
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9

See accompanying notes to consolidated financial statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
			Restated
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

See Note 6 for further information on our recent acquisitions.

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

See Note 5 to the Consolidated Financial Statements for additional information related to our revenues.

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

Inventories. Inventories are valued at the lower of cost and net realizable value.  See Note 9 to the Consolidated Financial Statements for further information on our accounting for inventories.

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

See Note 14 to the Consolidated Financial Statements for disclosure on intangible assets.

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

Share-based Employee Compensation.  We generally recognize share-based compensation expense on a straight-line basis over the vesting period for the entire award.  Compensation expense for performance-based awards with non-market-based conditions are also recognized over the vesting period for the entire award, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures.  We estimate forfeitures based on actual historical forfeitures. See Note 23 to the Consolidated Financial Statements for additional information on share-based employee compensation.

Subsequent Events.  On February 19, 2020, our Board of Directors declared a dividend of $0.20 per common share outstanding. The dividend will be paid on March 20, 2020, to shareholders of record as of the close of business on March 5, 2020.

On February 20, 2020, we entered into a commitment agreement with a third-party insurance company to partially settle approximately $1.0 billion of retiree benefit obligations under our Retirement Income Plan (“RIP”). See Note 19 to the Consolidated Financial Statements for further information.

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

Effective January 1, 2019, we adopted these standards using the modified retrospective transition method and have applied all practical expedients related to leases existing at the date of initial application. Upon adoption, the most significant change was to the Consolidated Balance Sheet related to the recognition of new ROU assets and lease liabilities on a continuing operations basis. Upon adoption we recognized ROU assets and lease liabilities of $29.2 million, based on the present value of the future minimum rental payments for existing operating leases. We have no leases that classify as financing arrangements. As required by the lease ASC updates, we expanded our disclosure of leases. See Note 13 for additional information.

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

NOTE 3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated the 2017 financial statements to correct a material error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses. The correction increased the estimated loss on sale recorded in 2017 and reduced the assets held for sale by $35.2 million as of December 31, 2017. Notes 2 and 7 have been updated to reflect the restatement. The impacts of this error correction are as follows:

Statements of Earnings and Comprehensive Income

	Year Ended
	December 31, 2017
	As Reported	As Restated
Loss on disposal of discontinued businesses, net of tax (benefit) of ($4.1)	$(70.0)	$(105.2)
Net loss from operations	(65.8)	(101.0)
Net earnings	154.8	119.6
Total comprehensive income	212.7	177.5
(Loss) per share of common stock, discontinued operations:
Basic	$(1.23)	$(1.89)
Diluted	$(1.22)	$(1.87)
Net earnings per share of common stock:
Basic	$2.89	$2.23
Diluted	$2.86	$2.21

Statements of Shareholders’ Equity

	Retained Earnings		Total Shareholders' Equity
	As Reported	As Restated	As Reported	As Restated
December 31, 2017	$633.4	$598.2	$419.3	$384.1

Statements of Cash Flows

	Year Ended
	December 31, 2017
	As Reported	As Restated
Net earnings	$154.8	$119.6
Loss on disposal of discontinued operations	74.1	109.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Discontinued Operations

	Year Ended
	December 31, 2017
	As Reported	As Restated
EMEA and Pacific Rim Businesses
(Loss) from disposal of discontinued businesses, before income tax	$(74.0)	$(109.2)
(Loss) gain from disposal of discontinued businesses, net of tax	(74.0)	(109.2)
Net (loss) earnings from discontinued operations	(69.8)	(105.0)
Total
(Loss) from disposal of discontinued businesses, before income tax	$(74.1)	$(109.3)
(Loss) gain from disposal of discontinued businesses, net of tax	(70.0)	(105.2)
Net (loss) earnings from discontinued operations	(65.8)	(101.0)

	Year Ended
	December 31, 2017
	As Reported	As Restated
Estimated loss on sale to Knauf	$74.0	$109.2

NOTE 4. NATURE OF OPERATIONS

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For the year ended 2019	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$826.6	$211.5	$-	$1,038.1
Equity (earnings) from joint venture	(96.6)	-	-	(96.6)
Segment operating income (loss)	289.6	35.9	(8.1)	317.4
Segment assets	1,139.9	161.8	191.6	1,493.3
Depreciation and amortization	62.9	8.8	0.4	72.1
Investment in joint venture	58.5	-	-	58.5
Purchases of property, plant and equipment (1)	59.5	8.8	-	68.3

For the year ended 2018	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$801.6	$173.7	$-	$975.3
Equity (earnings) from joint venture	(74.9)	-	-	(74.9)
Segment operating income (loss)	223.8	34.3	(8.7)	249.4
Segment assets	1,096.1	84.7	413.2	1,594.0
Depreciation and amortization	75.3	3.5	0.6	79.4
Investment in joint venture	40.8	-	-	40.8
Purchases of property, plant and equipment (1)	60.5	4.1	-	64.6

For the year ended 2017	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$756.4	$137.2	$-	$893.6
Equity (earnings) from joint venture	(67.0)	-	-	(67.0)
Segment operating income (loss)	233.5	27.7	(17.4)	243.8
Segment assets	1,193.5	53.2	320.7	1,567.4
Depreciation and amortization (1)	59.2	1.8	6.0	67.0
Investment in joint venture	107.3	-	-	107.3
Purchases of property, plant and equipment (1)	76.1	1.6	-	77.7

(1)	Totals will differ from the totals on our Consolidated Statement of Cash Flows by the amounts that have been classified as discontinued operations. See Note 7 for additional details.

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

NOTE 5. REVENUE

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

NOTE 6.  ACQUISITIONS

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

NOTE 7. DISCONTINUED OPERATIONS

EMEA AND PACIFIC RIM BUSINESSES

On November 17, 2017, we agreed to sell certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf.  The Sale was completed on September 30, 2019.

Prior to completion of the Sale, each quarter, we compared the anticipated sales proceeds from Knauf to the carrying value of EMEA and Pacific Rim net assets. We recorded an estimated loss when the carrying value exceeded the anticipated sales proceeds. Net gains were only recorded to the extent of previous estimated losses. Upon completion of the Sale, we compared the actual proceeds we received from Knauf to the carrying value of EMEA and Pacific Rim net assets, and recorded an additional loss. In 2017, we recorded an estimated loss of $74.0 million, which included $51.4 million of unfavorable Accumulated Other Comprehensive Income (“AOCI”) adjustments. In 2018, we recorded an estimated loss of $19.3 million. During the second quarter of 2019, we identified a material error related to the previously reported estimated loss on sale of our EMEA and Pacific Rim businesses for the fiscal year ended December 31, 2017. The correction of the error increased the estimated loss on sale and reduced the assets held for sale by $35.2 million as of December 31, 2017. In 2019, we recorded a net loss of $31.2 million. The amounts in AOCI related to the EMEA and Pacific Rim net assets, primarily accumulated foreign currency translation amounts, were reclassified from AOCI to loss from disposal of discontinued business upon sale as of September 30, 2019. The transaction and final gain or loss amount are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

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

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE

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

Miscellaneous receivables as of December 31, 2018 included $6.5 million of insurance recoveries related to environmental matters, which were collected during the first quarter of 2019. See Note 28 for additional information.

NOTE 9. INVENTORIES

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

NOTE 10. OTHER CURRENT ASSETS

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

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2019	December 31, 2018
Land	$32.6	$32.4
Buildings	239.5	232.5
Machinery and equipment	624.8	575.4
Computer software	33.4	23.8
Construction in progress	41.8	49.8
Less accumulated depreciation and amortization	(447.5)	(412.9)
Net property, plant and equipment	$524.6	$501.0

NOTE 12. EQUITY INVESTMENTS

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

NOTE 13.  LEASES

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

NOTE 14.  GOODWILL AND INTANGIBLE ASSETS

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

The increase in goodwill as of December 31, 2019 resulted from the acquisitions of ACGI and MRK, net of foreign exchange movements. See Note 6 to the Consolidated Financial Statements for additional details.

	2019	2018	2017
Amortization expense	$19.9	$15.1	$14.6

The expected annual amortization expense for the years 2020 through 2024 are as follows:

2020	$18.6
2021	17.2
2022	11.1
2023	10.7
2024	10.3

NOTE 15. OTHER NON-CURRENT ASSETS

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

NOTE 18. DEBT

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

As of June 30, 2019, total principal debt outstanding under our $1,050.0 million variable rate senior credit facility was $525.0 million under Term Loan A and $241.9 million under Term Loan B, with no borrowings outstanding under the revolving credit facility. On July 3, 2019, we used cash on hand to make a voluntary prepayment of $100.0 million of the debt outstanding under Term Loan B. Term Loan B was priced at 2.75% over the London Interbank Offered Rate (“LIBOR”). On September 30, 2019, we refinanced our $1,050.0 million variable rate senior credit facility, using cash on hand to pay down a portion of the debt outstanding, including the debt outstanding under Term Loan B. The $1,000.0 million amended senior credit facility is composed of a $500.0 million revolving

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A.  The terms of the amended credit facility resulted in a lower interest rate spread for both the revolving credit facility (2.00% to 1.50% over LIBOR) and Term Loan A (1.75% to 1.50% over LIBOR). We also extended the maturity of both the revolving credit facility and Term Loan A from April 2021 to September 2024. In connection with the refinancing, we paid $3.0 million of bank, legal and other fees, of which $2.9 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the third quarter of 2019, we wrote off $2.7 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. Finally, in connection with the refinancing, we settled a $100.0 million notional interest rate swap as of September 30, 2019. See Note 21 for additional details.

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

NOTE 19. PENSION AND OTHER BENEFIT PROGRAMS

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

On September 30, 2019, in connection with the refinancing of our credit facility, we settled a $100.0 million notional interest rate swap.  See Note 18 for additional details related to our credit facility refinancing.

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

NOTE 22. OTHER LONG-TERM LIABILITIES

	December 31, 2019	December 31, 2018
Long-term deferred compensation arrangements	$14.0	$14.0
Environmental liabilities	1.5	11.7
Fair value of derivative liabilities	15.6	6.1
Other	6.7	6.2
Total other long-term liabilities	$37.8	$38.0

NOTE 23. SHARE-BASED COMPENSATION PLANS

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

NOTE 24. EMPLOYEE COSTS

	2019	2018	2017
Wages, salaries and incentive compensation	$201.8	$197.2	$191.0
Payroll taxes	16.0	15.6	14.2
Defined contribution and defined benefit pension plan (credit) expense, net	2.0	(17.8)	4.1
Insurance and other benefit costs	21.9	22.3	24.0
Share-based compensation	8.4	12.9	9.8
Total	$250.1	$230.2	$243.1

As a result of our adoption of ASU 2017-07, defined contribution and defined benefit pension plan expense, net, included above includes non-service cost components of net periodic pension costs that are reflected as a component of other non-operating income on the Consolidated Statements of Earnings and Comprehensive Income for all years presented. See Note 19 for details related to our components of net periodic pension costs.

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

(1)

Represents amounts reclassified out of Accumulated other comprehensive loss during 2019 related to the Sale and included as a component of (Loss) gain from disposal of discontinued operations on the Consolidated Statements of Earnings and Comprehensive Income. A portion of these amounts were included in our previously reported estimated loss on sale. See Note 7 for additional details.

NOTE 26. SUPPLEMENTAL FINANCIAL INFORMATION

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 27. RELATED PARTIES

In some geographies and for some customers, we purchase grid products from WAVE, our 50%-owned joint venture with Worthington Industries, for resale to customers.  The total amount of these purchases was $22.5 million in 2019, $22.5 million in 2018 and $18.2 million in 2017.  We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement.  Those services amounted to $15.7 million in 2019, $15.8 million in 2018, and $14.9 million in 2017.  The net amount due to WAVE from us for all of our relationships was $3.3 million as of December 31, 2019 and $3.0 million as of December 31, 2018.  As of December 31, 2019 and 2018, we also recorded $25.9 million and $22.4 million, respectively, payable to WAVE for their remaining portion of the proceeds from the Sale, which is reflected within Accounts payable and accrued expenses in the Consolidated Balance Sheets. See Note 12 to the Consolidated Financial Statements for additional information.

NOTE 28. LITIGATION AND RELATED MATTERS

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

NOTE 29.  EARNINGS PER SHARE

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

Identification and Remediation of Material Weakness

During the second quarter of 2019, we discovered a $35.2 million error in our estimated loss on sale of our international operations that initially should have been recorded in the fourth quarter of 2017.  Based on discussions with the staff of the Securities and Exchange Commission in 2020 and further evaluation, we have determined that the error was material to the 2017 financial statements. This error was the result of a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness related to the controls over the review of the loss on sale calculation for the sale of our international businesses that originated in the 2017 fiscal year and was recorded within discontinued operations. Specifically, we did not review the proper design of the controls related to the loss on sale calculation, including management’s review of the loss on sale calculation in each subsequent quarter. This resulted in all items defined as debt within the purchase agreement to be omitted from the calculation. Following our policy to independently review the design of all new controls, we remediated this material weakness during 2019 by requiring that the design of any new control be reviewed by a second employee before the operation of the control. The remediated control was tested in 2019 and we concluded that it was designed and operating effectively.

We had previously concluded that our internal controls over financial reporting for the annual periods ended December 31, 2017 and December 31, 2018 were effective and that our disclosure controls and procedures for the annual period ended December 31, 2017, each interim period within and the annual period ended December 31, 2018, and each interim period in 2019 through the third quarter were also effective.  In light of the restatement and material weakness discussed above, the conclusions are no longer appropriate for the periods referenced.

While we corrected and disclosed the financial statement impacts of the error in our originally filed Form 10-K for the year ended December 31, 2019, we have updated the disclosures in the Form 10-K/A and labeled the 2017 results of operations and cash flows as restated.

Evaluation of Disclosure Controls and Procedures

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

Other than the change described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
1.

The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this Amendment No. 1 to the 2019 Annual Report on Form 10-K/A is listed in the “Index to Financial Statements and Schedules” on Page 33.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 (filed with the Annual Report on Form 10-K, filed on February 25, 2020, wherein it appeared as Exhibit 99.1).

3.	The following exhibits are included as part of this Amendment No. 1 to the 2019 Annual Report on Form 10-K/A:

Exhibit No.	Description
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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on December 8, 2017, wherein it appeared as Exhibit 3.1.
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934. ††
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

Exhibit No.	Description
14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.
21	Armstrong World Industries, Inc.’s Subsidiaries. ††
23.1	Consent of Independent Registered Public Accounting Firm. †
23.2	Consent of Independent Auditors. ††
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. ††
101	Inline Interactive Data Files**
104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019 has been formatted in Inline XBRL.

*	Management Contract or Compensatory Plan.
†	Filed herewith.
††	Filed with our 2019 Annual Report on Form 10-K, filed on February 25, 2020.
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

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	July 28, 2020

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