Form 10-Q
period 2020-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2020-07-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 22, 2020 – 47,859,371.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$203.2	$272.0	$451.9	$514.1
Cost of goods sold	135.4	168.6	292.8	319.3
Gross profit	67.8	103.4	159.1	194.8
Selling, general and administrative expenses	33.0	37.4	67.8	93.0
Gain on sale of fixed and intangible assets	(14.1)	-	(14.1)	-
Equity earnings from joint venture	(13.5)	(21.2)	(33.0)	(40.1)
Operating income	62.4	87.2	138.4	141.9
Interest expense	5.9	9.5	12.6	19.9
Other non-operating (income) expense, net	(4.4)	(5.4)	365.0	(10.9)
Earnings (loss) from continuing operations before income taxes	60.9	83.1	(239.2)	132.9
Income tax expense (benefit)	11.4	19.4	(66.1)	32.8
Earnings (loss) from continuing operations	49.5	63.7	(173.1)	100.1
Net (loss) from discontinued operations, net of tax expense of $ -, $4.8, $ - and $4.7	-	(2.3)	-	(1.8)
Earnings (loss) from disposal of discontinued businesses, net of tax expense (benefit) of $ -, $0.1, ($1.4) and $0.1	0.8	(6.9)	(2.8)	(4.7)
Net earnings (loss) from discontinued operations	0.8	(9.2)	(2.8)	(6.5)
Net earnings (loss)	$50.3	$54.5	$(175.9)	$93.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	0.1	0.7	(2.0)	6.0
Derivative (loss), net	(2.0)	(8.1)	(13.8)	(13.2)
Pension and postretirement adjustments	(0.7)	2.9	287.6	5.7
Total other comprehensive (loss) income	(2.6)	(4.5)	271.8	(1.5)
Total comprehensive income	$47.7	$50.0	$95.9	$92.1
Earnings (loss) per share of common stock, continuing operations:
Basic	$1.03	$1.30	$(3.61)	$2.05
Diluted	$1.03	$1.28	$(3.61)	$2.01
Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.02	$(0.19)	$(0.06)	$(0.13)
Diluted	$0.02	$(0.19)	$(0.06)	$(0.13)
Net earnings (loss) per share of common stock:
Basic	$1.05	$1.11	$(3.67)	$1.92
Diluted	$1.05	$1.09	$(3.67)	$1.88
Average number of common shares outstanding:
Basic	47.8	49.0	47.9	48.8
Diluted	48.0	49.8	47.9	49.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$117.1	$45.3
Accounts and notes receivable, net	106.8	85.1
Inventories, net	74.0	68.5
Income taxes receivable	10.8	30.0
Other current assets	11.3	15.5
Total current assets	320.0	244.4
Property, plant, and equipment, less accumulated depreciation and amortization of $474.8 and $447.5, respectively	514.9	524.6
Prepaid pension costs	115.7	94.8
Investment in joint venture	48.5	58.5
Goodwill	53.4	53.0
Intangible assets, net	402.8	411.9
Deferred income taxes	-	10.4
Income taxes receivable	2.5	2.5
Other non-current assets	86.5	93.2
Total assets	$1,544.3	$1,493.3
Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$30.0	$-
Current installments of long-term debt	18.8	6.3
Accounts payable and accrued expenses	107.1	148.7
Income taxes payable	1.0	0.2
Total current liabilities	156.9	155.2
Long-term debt, less current installments	607.5	604.5
Postretirement benefit liabilities	68.9	71.0
Pension benefit liabilities	45.5	46.6
Other long-term liabilities	83.3	67.9
Income taxes payable	20.7	19.3
Deferred income taxes	158.6	163.9
Total non-current liabilities	984.5	973.2
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,509,396 shares issued and 47,856,179 shares outstanding as of June 30, 2020 and 62,263,395, shares issued and 47,992,348 shares outstanding as of December 31, 2019	0.6	0.6
Capital in excess of par value	551.7	555.7
Retained earnings	812.8	1,008.2
Treasury stock, at cost, 14,653,217 shares as of June 30, 2020 and 14,271,047 shares as of December 31, 2019	(857.9)	(823.5)
Accumulated other comprehensive (loss)	(104.3)	(376.1)
Total shareholders' equity	402.9	364.9
Total liabilities and shareholders' equity	$1,544.3	$1,493.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended June 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2020	47,659,955	$0.6	$557.3	$772.1	14,653,217	$(857.9)	$(101.7)	$370.4
Stock issuance, net	196,224	-	-	-	-	-	-	-
Cash dividends - $0.20 per common share	-	-	-	(9.6)	-	-	-	(9.6)
Share-based employee compensation	-	-	(5.6)	-	-	-	-	(5.6)
Net earnings	-	-	-	50.3	-	-	-	50.3
Other comprehensive (loss)	-	-	-	-	-	-	(2.6)	(2.6)
Acquisition of treasury stock		-	-	-	-	-	-	-
June 30, 2020	47,856,179	$0.6	$551.7	$812.8	14,653,217	$(857.9)	$(104.3)	$402.9

	Six Months Ended June 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	246,001	-	-	-	-	-	-	-
Cash dividends - $0.40 per common share	-	-	-	(19.5)	-	-	-	(19.5)
Share-based employee compensation	-	-	(4.0)	-	-	-	-	(4.0)
Net (loss)	-	-	-	(175.9)	-	-	-	(175.9)
Other comprehensive income	-	-	-	-	-	-	271.8	271.8
Acquisition of treasury stock	(382,170)	-	-	-	382,170	(34.4)	-	(34.4)
June 30, 2020	47,856,179	$0.6	$551.7	$812.8	14,653,217	$(857.9)	$(104.3)	$402.9

	Three Months Ended June 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2019	48,640,635	$0.6	$553.3	$859.9	13,077,171	$(712.2)	$(456.5)	$245.1
Stock issuance, net	337,316	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.7)	-	-	-	(8.7)
Share-based employee compensation	-	-	(15.2)	-	-	-	-	(15.2)
Net earnings	-	-	-	54.5	-	-	-	54.5
Other comprehensive (loss)	-	-	-	-	-	-	(4.5)	(4.5)
Acquisition of treasury stock	(316,005)	-	-	-	316,005	(28.1)	-	(28.1)
June 30, 2019	48,661,946	$0.6	$538.1	$905.7	13,393,176	$(740.3)	$(461.0)	$243.1

	Six Months Ended June 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0
Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	501,398	-	-	-	-	-	-	-
Cash dividends - $0.35 per common share	-	-	-	(17.6)	-	-	-	(17.6)
Share-based employee compensation	-	-	(9.3)	-	-	-	-	(9.3)
Net earnings	-	-	-	93.6	-	-	-	93.6
Other comprehensive income	-	-	-	-	-	-	(1.5)	(1.5)
Acquisition of treasury stock	(647,691)	-	-	-	647,691	(48.1)	-	(48.1)
June 30, 2019	48,661,946	$0.6	$538.1	$905.7	13,393,176	$(740.3)	$(461.0)	$243.1

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(175.9)	$93.6
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	37.5	33.8
Loss on disposal of discontinued operations	4.2	4.6
Gain on sale of fixed and intangible assets	(14.1)	-
Deferred income taxes	(89.9)	12.2
Share-based compensation	3.8	4.1
Equity earnings from joint venture	(33.0)	(40.1)
U.S. pension cost (credit)	369.7	(3.8)
Other non-cash adjustments, net	0.5	1.0
Changes in operating assets and liabilities:
Receivables	(1.3)	(14.4)
Inventories	(6.4)	(10.0)
Accounts payable and accrued expenses	(26.2)	(24.5)
Other assets and liabilities	9.8	(9.5)
Net cash provided by operating activities	78.7	47.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(18.5)	(27.1)
Return of investment from joint venture	42.4	38.6
Cash paid for acquisitions	-	(43.1)
Payments of proceeds from Knauf to investment in joint venture	(20.0)	-
Other investing activities	6.4	-
Net cash provided by (used for) investing activities	10.3	(31.6)
Cash flows from financing activities:
Proceeds from short-term debt	30.0	-
Proceeds from revolving credit facility	100.0	-
Payments of revolving credit facility	(85.0)	-
Payments of long-term debt	-	(23.8)
Dividend paid	(19.5)	(17.3)
Payments from share-based compensation plans, net of tax	(7.8)	(13.4)
Payment for treasury stock acquired	(34.4)	(48.1)
Net cash (used for) financing activities	(16.7)	(102.6)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.8
Net increase (decrease) in cash and cash equivalents	71.8	(85.4)
Cash and cash equivalents at beginning of year of discontinued operations	-	10.0
Cash and cash equivalents at beginning of year of continuing operations	45.3	325.7
Cash and cash equivalents at end of period	117.1	250.3
Cash and cash equivalents at end of period of discontinued operations	-	10.0
Cash and cash equivalents at end of period of continuing operations	$117.1	$240.3
Supplemental Cash Flow Disclosures:
Interest paid	$12.6	$19.4
Income tax payments, net	1.1	23.6
Amounts in accounts payable for capital expenditures	-	0.5

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2019.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Form 10-K for the fiscal year ended December 31, 2019.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the second quarter and first six months of 2020 and 2019 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During the second quarter of 2020, we remitted $20.0 million to WAVE for a portion of their remaining proceeds from Knauf. As of June 30 2020, we have recorded a $5.9 million payable to WAVE for their remaining portion of the proceeds from Knauf and a $6.2 million payable to Knauf for estimated working capital and other adjustments, both of which are reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2020. The final loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement. We are currently in negotiations with Knauf related to the valuation of certain liabilities included in the Sale totaling $11 million, which we expect to be finalized in 2020. We have not accrued a liability for this matter as of June 30, 2020.

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

The EMEA and Pacific Rim segment historical financial results for the three and six months ended June 30, 2019 have been reflected in AWI’s Condensed Consolidated Statements of Operations and Comprehensive Income as discontinued operations, while the assets and liabilities of discontinued operations were removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective through December 31, 2022. Effective the second quarter of 2020 we adopted this standard, which had no impact on our financial condition, results of operations and cash flows.

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

COVID-19 Considerations

The COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or bad debt reserves related to COVID-19 during the second quarter and first six months of 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

Subsequent Event

On July 27, 2020, we completed the acquisition of all the issued and outstanding capital stock of TURF Design Inc. (“Turf”), with its manufacturing facility in Elgin, Illinois and its design center in Chicago, Illinois, for total cash consideration of $70.0 million, together with contingent consideration payable upon achievement of certain future performance objectives through 2022. The contingent consideration includes up to $24.0 million in additional cash consideration for performance at certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth targets. Full payout for target performance requires compounded annual growth rates in excess of 23% through 2022. The contingent consideration also includes up to $24.0 million in additional cash consideration for over-achievement performance against revenue and EBITDA growth targets. Full payout for over-achievement performance requires compounded annual growth rates in excess of 38% through 2022. Turf is a designer and manufacturer of acoustic felt ceilings and wall products primarily used in commercial building applications with 2019 revenues in excess of $20.0 million.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Mineral Fiber	$157.9	$214.1	$355.6	$410.8
Architectural Specialties	45.3	57.9	96.3	103.3
Total net sales	$203.2	$272.0	$451.9	$514.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment operating income (loss)
Mineral Fiber	$45.6	$79.4	$115.6	$127.0
Architectural Specialties	4.3	9.5	11.8	18.7
Unallocated Corporate	12.5	(1.7)	11.0	(3.8)
Total consolidated operating income	$62.4	$87.2	$138.4	$141.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total consolidated operating income	$62.4	$87.2	$138.4	$141.9
Interest expense	5.9	9.5	12.6	19.9
Other non-operating (income) expense, net	(4.4)	(5.4)	365.0	(10.9)
Earnings (loss) from continuing operations before income taxes	$60.9	$83.1	$(239.2)	$132.9

	June 30, 2020	December 31, 2019
Segment assets
Mineral Fiber	$1,120.0	$1,139.9
Architectural Specialties	156.7	161.8
Unallocated Corporate	267.6	191.6
Total consolidated assets	$1,544.3	$1,493.3

During the second quarter of 2020, we sold our idled mineral fiber plant in China, which was recorded as a component of our Unallocated Corporate segment. We recorded a gain of $14.1 million on the sale and a receivable of $20.8 million for the proceeds as of June 30, 2020.

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

The following tables provide net sales by major customer group within our Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2020	2019	2020	2019
Distributors	$114.6	$161.4	$256.5	$306.0
Home centers	19.4	21.2	45.1	44.3
Direct customers	14.2	17.5	28.1	31.6
Retailers and other	9.7	14.0	25.9	28.9
Total	$157.9	$214.1	$355.6	$410.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2020	2019	2020	2019
Distributors	$32.0	$37.3	$67.9	$68.8
Direct customers	12.4	19.0	26.8	32.1
Retailers and other	0.9	1.6	1.6	2.4
Total	$45.3	$57.9	$96.3	$103.3

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

The ACGI and MRK acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales or operating income for the three and six months ended June 30, 2020 and 2019.

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

During the three and six months ended June 30, 2019, we recorded a loss on sale of $6.8  million and $4.6 million, respectively. We did not record a gain or loss during the three months ended June 30, 2020. During the six months ended June 30, 2020, we recorded a loss of $5.0 million, representing preliminary working capital and other adjustments. The final loss amounts are subject to finalization of customary working capital and other adjustments, as provided in the Purchase Agreement.

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

European Resilient Flooring

During the three and six months ended June 30, 2020, we recorded a gain of $0.8 million related to AOCI adjustments from a previously discontinued foreign flooring entity, which was dissolved in the second quarter of 2020. The AOCI adjustments related to accumulated foreign currency translation amounts.

Summarized Financial Information of Discontinued Operations

The following tables detail the businesses and line items that comprise discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Flooring Businesses
Three Months Ended June 30, 2020
Gain from disposal of discontinued businesses, before income tax	$0.8
Income tax (benefit) expense	-
Gain from disposal of discontinued businesses, net of tax	$0.8

Net earnings from discontinued operations	$0.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Six Months Ended June 30, 2020
(Loss) gain from disposal of discontinued businesses, before income tax	$(5.0)	$0.8	$(4.2)
Income tax (benefit)	(1.4)	-	(1.4)
(Loss) gain from disposal of discontinued businesses, net of tax	$(3.6)	$0.8	$(2.8)

Net (loss) earnings from discontinued operations	$(3.6)	$0.8	$(2.8)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three Months Ended June 30, 2019
Net sales	$106.7	$-	$106.7
Cost of goods sold	83.2	-	83.2
Gross profit	23.5	-	23.5
Selling, general and administrative expenses	20.4	-	20.4
Operating income	3.1	-	3.1
Other non-operating expense, net	0.6	-	0.6
Earnings from discontinued operations before income tax	2.5	-	2.5
Income tax expense	4.8	-	4.8
Net (loss) from discontinued operations, net of tax	$(2.3)	$-	$(2.3)

(Loss) from disposal of discontinued businesses, before income tax	$(6.8)	$-	$(6.8)
Income tax expense	-	0.1	0.1
(Loss) from disposal of discontinued business, net of tax	$(6.8)	$(0.1)	$(6.9)

Net (loss) from discontinued operations	$(9.1)	$(0.1)	$(9.2)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Six Months Ended June 30, 2019
Net sales	$203.6	$-	$203.6
Cost of goods sold	158.9	-	158.9
Gross profit	44.7	-	44.7
Selling, general and administrative expenses	41.2	-	41.2
Operating income	3.5	-	3.5
Other non-operating expense, net	0.6	-	0.6
Earnings from discontinued operations before income tax	2.9	-	2.9
Income tax expense	4.7	-	4.7
Net (loss) from discontinued operations, net of tax	$(1.8)	$-	$(1.8)

(Loss) from disposal of discontinued businesses, before income tax	$(4.6)	$-	$(4.6)
Income tax expense	-	0.1	0.1
(Loss) from disposal of discontinued businesses, net of tax	$(4.6)	$(0.1)	$(4.7)

Net (loss) from discontinued operations	$(6.4)	$(0.1)	$(6.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following is a summary of total estimated gains and losses, capital expenditures and operating lease information related to our former EMEA and Pacific Rim businesses, and gains on the dissolution of our previously discontinued flooring entity, which are presented as discontinued operations and included as components of operating and investing cash flows on our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended
	June 30,
	2020	2019
Loss on sale to Knauf (1)	$5.0	$-
Estimated loss on sale to Knauf (2)	-	4.6
Gain on dissolution of flooring entity (3)	(0.8)	-
Purchases of property, plant and equipment	-	(1.4)
Operating lease cost (4)	-	4.9
Right-of-use assets obtained in exchange for lease obligations (5)	-	24.6
(1)	Represents working capital and other adjustments.
(2)	Represents comparison of the EMEA and Pacific Rim net assets to the expected final sales proceeds.
(3)	Represents AOCI adjustments related to accumulated foreign currency translation amounts.
(4)	The amount of cash paid for amounts included in the measurement of lease liabilities was not materially different from the operating lease cost for the six months ended June 30, 2019.
(5)

Represents initial right-of-use assets recognized upon adoption on January 1, 2019. We did not obtain any new right-of-use assets in exchange for lease obligations during the six months ended June 30, 2019.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2020	December 31, 2019
Customer receivables	$76.5	$82.4
Miscellaneous receivables	33.5	5.0
Less allowance for warranties, discounts and losses	(3.2)	(2.3)
Accounts and notes receivable, net	$106.8	$85.1

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

As of June 30, 2020, miscellaneous receivables includes a $20.8 million receivable related to the sale of our idled plant in China in the second quarter of 2020. See Note 2 for further information.

NOTE 7. INVENTORIES

	June 30, 2020	December 31, 2019
Finished goods	$43.4	$40.2
Goods in process	4.2	4.0
Raw materials and supplies	37.5	35.0
Less LIFO reserves	(11.1)	(10.7)
Total inventories, net	$74.0	$68.5

NOTE 8. OTHER CURRENT ASSETS

	June 30, 2020	December 31, 2019
Prepaid expenses	$10.4	$7.5
Assets held for sale	-	6.6
Other	0.9	1.4
Total other current assets	$11.3	$15.5

As of December 31, 2019, assets held for sale included the assets of our idled plant in China, which was sold during the second quarter of 2020. See Note 2 for further information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$75.3	$105.5	$170.7	$202.4
Gross profit	41.4	58.9	96.3	111.5
Net earnings	29.1	43.2	69.9	83.4

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

We have lease agreements with lease and non-lease components, which are accounted for separately. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease expense was not material for the three and six months ended June 30, 2020 and 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (“IBR”) based on information that is available at the lease commencement date to compute the present value of lease payments. Relevant information used in determining the IBR includes the transactional currency of the lease and the lease term. We used the IBR on January 1, 2019 for operating leases that commenced prior to that date. As of June 30, 2020, we did not have any finance leases or any operating leases that had not yet commenced.

The following tables present our operating lease cost and supplemental cash flow information related to our operating leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$1.8	$1.7	$3.5	$3.3

	Six Months Ended
	June 30,
	2020	2019 (1)
ROU assets obtained in exchange for lease obligations	$1.1	$35.6

(1)	Includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

The amount of cash paid for amounts included in the measurement of lease liabilities was not materially different from our operating lease cost for the six months ended June 30, 2020 and 2019.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following table presents supplemental balance sheet information related to our operating leases:

	Balance Sheet Classification	June 30, 2020	December 31, 2019

ROU assets	Other non-current assets	$34.3	$35.3
Current portion of lease liabilities	Accounts payable and accrued expenses	5.5	5.2
Non-current lease liabilities	Other long-term liabilities	28.8	30.1

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	8.2	8.6
Weighted average discount rate	4.4%	4.4%

Undiscounted future minimum lease payments as of June 30, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Maturities of Lease Liabilities
2020 (1)	$3.5
2021	6.4
2022	5.5
2023	4.6
2024	3.8
Thereafter	17.5
Total lease payments	41.3
Less interest	(7.0)
Present value of lease liabilities	$34.3

(1)	Scheduled maturities of lease liabilities represent the time period of July 1, 2020 to December 31, 2020.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of June 30, 2020 and December 31, 2019.

		June 30, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$188.8	$120.9	$188.9	$114.9
Developed technology	15 years	85.3	75.0	85.0	72.1
Trademarks and brand names	5-10 years	3.8	0.9	3.9	0.6
Other	Various	0.3	0.1	0.3	0.1
Total		$278.2	$196.9	$278.1	$187.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	321.5		321.5
Total intangible assets		$599.7		$599.6

Goodwill	Indefinite	$53.4		$53.0

	Six Months Ended
	June 30,
	2020	2019
Amortization expense	$9.3	$9.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 12. OTHER NON-CURRENT ASSETS

	June 30, 2020	December 31, 2019
Cash surrender value of Company owned life insurance policies	$49.7	$53.5
ROU assets	34.3	35.3
Other	2.5	4.4
Total other non-current assets	$86.5	$93.2

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2020	December 31, 2019
Payables, trade and other	$60.8	$79.4
Current portion of lease liabilities	5.5	5.2
Employment costs	7.1	16.5
Current portion of pension and postretirement liabilities	10.5	10.5
Payable to Knauf for purchase price adjustments	6.2	1.2
Payable to WAVE for receipt of Knauf proceeds	5.9	25.9
Other	11.1	10.0
Total accounts payable and accrued expenses	$107.1	$148.7

NOTE 14. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings (loss) from continuing operations before income taxes	$60.9	$83.1	$(239.2)	$132.9
Income tax expense (benefit)	11.4	19.4	(66.1)	32.8
Effective tax rate	18.7%	23.3%	27.6%	24.6%

The effective tax rate in the second quarter of 2020 was lower as compared to the same period in 2019, largely driven by the favorable tax impact of the gain on sale of our idled mineral fiber plant in China in the second quarter of 2020. The effective tax rate for the first six months of 2020 was higher than the effective tax rate for the same period in 2019 primarily due to the tax effects of our first quarter of 2020 pension settlement, partially offset by the tax benefit from the second quarter of 2020 gain on sale of our idled mineral fiber plant in China.  See Note 16 for additional details related to our pension settlement.

In the first and second quarters of 2020, the U.S. Department of Treasury deferred the due date for the first two estimated federal income tax payments to July 15, 2020 as part of its response to COVID-19.  As a result, no U.S. federal income tax payments have been made for the six months ended June 30, 2020.

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

NOTE 15. DEBT

As of June 30, 2020 and December 31, 2019, our long-term debt included borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of June 30, 2020 and December 31, 2019, borrowings outstanding under our revolving credit facility were $130.0 million and $115.0 million, respectively. Our Term Loan A was fully drawn as of June 30, 2020 and December 31, 2019. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

In March 2020, we amended and decreased our $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) to $30.0 million and we extended the maturity to September 2020. Borrowings under this amended facility bear interest at a monthly commercial paper rate. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

to the general creditors of AWI. ARC can use this facility to borrow cash or issue letters of credit. When ARC borrows cash under this facility, ARC sells an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We have the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility are reported as debt in the Condensed Consolidated Balance Sheets. Any borrowings under this facility are obligations of ARC and not AWI.  ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. As of June 30, 2020, total borrowings outstanding under this facility were $30.0 million, which were classified as Short-term debt in the Condensed Consolidated Balance Sheets, and no letters of credit were issued under this facility. There were no borrowings outstanding under this facility as of December 31, 2019.

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

	June 30, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

NOTE 16. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.4	$1.2	$2.8	$2.4
Interest cost on projected benefit obligation	2.7	12.6	9.9	25.2
Expected return on plan assets	(6.5)	(20.0)	(21.4)	(40.1)
Amortization of net actuarial loss	0.8	4.8	4.7	9.6
Settlement	-	-	374.4	-
Net periodic pension cost (credit)	$(1.6)	$(1.4)	$370.4	$(2.9)
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	0.5	0.6	1.0	1.2
Amortization of prior service credit	-	(0.1)	(0.1)	(0.1)
Amortization of net actuarial gain	(1.7)	(2.0)	(3.3)	(4.2)
Net periodic postretirement (credit)	$(1.2)	$(1.5)	$(2.4)	$(3.1)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2020 and 2019.

The service cost component of net benefit cost has been presented in the Condensed Consolidated Statements of Operations and Comprehensive Income within cost of goods sold and selling, general and administrative (“SG&A”) expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in the Condensed Consolidated Statements of Operations and Comprehensive Income separately from the service cost component within other non-operating expense (income), net.

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

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	June 30, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(626.3)	$(626.3)	$(610.8)	$(610.8)
Interest rate swap contracts	(32.3)	(32.3)	(14.3)	(14.3)

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

The fair value measurement of interest rate swap contracts measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets were valued using Level 2 (other observable) inputs as of June 30, 2020 and December 31, 2019. We did not have any financial assets or liabilities that are valued using Level 1 (quoted, active market) or Level 3 (unobservable) inputs as of June 30, 2020 and December 31, 2019.

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

Commodity Price Risk

We purchase natural gas and other various commodities for use in the manufacturing process. Although we are exposed to fluctuations in commodity pricing, we currently have no outstanding positions and do not expect to enter into any commodity derivative products.

Currency Rate Risk – Sales and Purchases

As of June 30, 2020, our only major foreign currency exposure is to the Canadian dollar. We currently have no outstanding positions and do not expect to enter into any foreign exchange derivative products.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of June 30, 2020:

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2020 and December 31, 2019.  We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2020 or December 31, 2019.  The derivative asset and liability amounts below are shown in gross amounts and we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$1.4	$-
Interest rate swap contracts	Other non-current assets	-	1.3	Other long-term liabilities	30.9	15.6

	Amount of (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swap contracts	(16.8)	(18.7)	Interest expense	1.5	(0.4)	1.8	(1.0)
Total	$(16.8)	$(18.7)	Total gain (loss)	$1.5	$(0.4)	$1.8	$(1.0)

As of June 30, 2020, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $9.3 million.

NOTE 19. OTHER LONG-TERM LIABILITIES

	June 30, 2020	December 31, 2019
Lease liabilities	$28.8	$30.1
Long-term deferred compensation arrangements	13.9	14.0
Fair value of derivative liabilities	30.9	15.6
Other	9.7	8.2
Total other long-term liabilities	$83.3	$67.9

NOTE 20. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million, excluding commissions. During March 2020, we temporarily suspended our share repurchase program. On July 28, 2020, we announced that our Board of Directors had approved an additional $500.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $1.2 billion, excluding commissions, and extending the currently suspended Program through December 31, 2023.

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

During the six months ended June 30, 2020, we repurchased 0.4 million shares under the Program for a total cost of $34.4 million, excluding commissions, or an average price of $89.99 per share. Since inception, through June 30, 2020, we have repurchased 9.6 million shares under the Program for a total cost of $596.2 million, excluding commissions, or an average price of $62.13 per share.

Dividends

In February and April 2020, our Board of Directors declared $0.20 per share quarterly dividends, which were paid to shareholders in March and May 2020, respectively. On July 22, 2020, our Board of Directors declared a $0.20 per share quarterly dividend to be paid in August 2020.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2020	$7.3	$(20.3)	$(88.7)	$(101.7)
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $0.4, $ - and $0.4	0.1	(0.8)	-	(0.7)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.2)	(0.7)	(1.9)
Net current period other comprehensive income (loss)	0.1	(2.0)	(0.7)	(2.6)
Balance, June 30, 2020	$7.4	$(22.3)	$(89.4)	$(104.3)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)
Other comprehensive (loss) before reclassifications, net of tax benefit (expense) of $ -, $4.4, ($2.9) and $1.5	(2.0)	(12.4)	8.6	(5.8)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.4)	279.0	277.6
Net current period other comprehensive income (loss)	(2.0)	(13.8)	287.6	271.8
Balance, June 30, 2020	$7.4	$(22.3)	$(89.4)	$(104.3)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2019	$(69.4)	$0.3	$(387.4)	$(456.5)
Other comprehensive (loss) before reclassifications, net of tax benefit (expense) of $ -, $2.9, ($0.8) and $2.1	0.7	(8.4)	0.7	(7.0)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.3	2.2	2.5
Net current period other comprehensive income (loss)	0.7	(8.1)	2.9	(4.5)
Balance, June 30, 2019	$(68.7)	$(7.8)	$(384.5)	$(461.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $4.8, ($1.0) and $3.8	6.0	(14.0)	1.4	(6.6)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.8	4.3	5.1
Net current period other comprehensive income (loss)	6.0	(13.2)	5.7	(1.5)
Balance, June 30, 2019	$(68.7)	$(7.8)	$(384.5)	$(461.0)

(1)	Amounts are net of tax.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Derivative Adjustments:
Interest rate swap contracts, before tax	$(1.5)	$0.4	$(1.8)	$1.0	Interest expense
Tax impact	0.3	(0.1)	0.4	(0.2)	Income tax expense
Total (income) loss, net of tax	(1.2)	0.3	(1.4)	0.8

Pension and Postretirement Adjustments:
Prior service credit amortization	-	-	(0.1)	-	Other non-operating (income) expense, net
Amortization of net actuarial (gain) loss	(0.9)	2.7	1.4	5.4	Other non-operating (income) expense, net
Settlement	-	-	374.4	-	Other non-operating (income) expense, net
Total (income) loss, before tax	(0.9)	2.7	375.7	5.4
Tax impact	0.2	(0.5)	(96.7)	(1.1)	Income tax expense
Total income (loss), net of tax	(0.7)	2.2	279.0	4.3
Total reclassifications for the period	$(1.9)	$2.5	$277.6	$5.1
(1)	Includes activity from discontinued operations.

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

Between 2017 and 2019, we entered settlement agreements totaling $39.8 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $30.6 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In the first six months of 2020, we entered into two new settlement agreements totaling $0.2 million. These settlements were recorded as a reduction to SG&A expenses. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Summary of Financial Position

Total liabilities of $1.5 million and $1.6 million as of June 30, 2020 and December 31, 2019, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of June 30, 2020, the total liabilities were reflected as other long-term liabilities. As of December 31, 2019, $0.1 million of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

environmental liabilities were reflected within Accounts payable and accrued expenses. During the three and six months ended June 30, 2020, we did not record any additional reserves for environmental liabilities. During the three and six months ended June 30, 2019, we recorded $1.0 million of additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 22. EARNINGS PER SHARE

The following table is a reconciliation of earnings (loss) to earnings (loss) attributable to common shares used in our basic and diluted (Loss) Earnings Per Share (“EPS”) calculations for the three and six months ended June 30, 2020 and 2019. EPS components may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings (loss) from continuing operations	$49.5	$63.7	$(173.1)	$100.1
(Earnings) allocated to participating vested share awards	(0.1)	(0.1)	-	(0.2)
Earnings (loss) from continuing operations attributable to common shares	$49.4	$63.6	$(173.1)	$99.9

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2020 and 2019 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic shares outstanding	47.8	49.0	47.9	48.8
Dilutive effect of common stock equivalents	0.2	0.8	-	0.8
Diluted shares outstanding	48.0	49.8	47.9	49.6

Due to the net loss for the six months ended June 30, 2020, all common stock equivalents were considered anti-dilutive. Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2020 were 25,588 and 441,722, respectively. Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2019 were 19 and 15,195, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report, our Annual Report on Form 10-K for the year ended December 31, 2019 and our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

OVERVIEW

We are a leading producer of ceiling systems for use in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.

The impact of the COVID-19 outbreak on our future consolidated results of operations is uncertain. We experienced a significant decrease in customer demand across all our markets during the second quarter of 2020 due to COVID-19. Specifically, we noted delays in construction driven by temporary closures of non-life sustaining businesses, with the most significant impacts in major metropolitan areas impacted by COVID-19. We currently expect lower net sales for the remainder of 2020 compared to 2019, with less of a comparative decline in the third and fourth quarters of 2020 than experienced in the second quarter of 2020. In response to COVID-19, we have reduced capital expenditures and discretionary spending including compensation, travel and marketing reductions. In addition, we deferred our U.S. federal income tax payments through June 30, 2020. We expect these actions to positively impact operating income and cash flows in the second half of 2020 compared to the second half of 2019.

As of June 30, 2020, all of our manufacturing facilities were operational, excluding a location which was idled prior to the COVID-19 outbreak. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental and local health authorities across our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, restricting air travel, enhancing cleaning and sanitizing procedures, and social distancing.

During March 2020, we borrowed an additional $100.0 million from our revolving credit facility and $30.0 million from our accounts receivable securitization facility, and temporarily suspended our share repurchase program. During the second quarter of 2020, we repaid $65.0 million of the revolving credit facility borrowings. We did not record any asset impairments, inventory charges or bad debt reserves related to COVID-19 during the second quarter and first six months of 2020 but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

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

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During the second quarter of 2020, we remitted $20.0 million to WAVE for a portion of their remaining proceeds from Knauf. As of June 30 2020, we have recorded a $5.9 million payable to WAVE for their remaining portion of the proceeds from Knauf and a $6.2 million payable to Knauf for estimated working capital and other adjustments, both of which are reflected within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2020. The final loss amounts are subject to finalization of customary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

working capital and other adjustments, as provided in the Purchase Agreement. We are currently in negotiations with Knauf related to the valuation of certain liabilities included in the Sale totaling $11 million, which we expect to be finalized in 2020. We have not accrued a liability for this matter as of June 30, 2020.

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

The EMEA and Pacific Rim segment historical financial results for the three and six months ended June 30, 2019 have been reflected in AWI’s Condensed Consolidated Statements of Operations and Comprehensive Income as discontinued operations, while the assets and liabilities of discontinued operations were removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

Manufacturing Plants

As of June 30, 2020, we had 13 manufacturing plants in two countries, with 11 plants located within the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  We have two plants in Canada. During the second quarter of 2020, we sold our idled plant in China, which had been classified as an asset held for sale.

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

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We sell standard and customized products, with the majority of Architectural Specialties revenues derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty.  Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

We noted several factors and trends within our markets that directly affected our business performance during the second quarter of 2020 compared to the second quarter of 2019, most importantly the aforementioned decrease in demand across all our markets as a result of COVID-19. For the three and six months ended June 30, 2020, we experienced significant reductions in volumes of $68 million and $60 million in comparison to the same periods in 2019. Revenues for our Architectural Specialties segment were also impacted by our 2019 acquisitions of ACGI and MRK (collectively, the “2019 Acquisitions”).  The following table presents the impact of the 2019 Acquisitions on our Architectural Specialties segment’s net sales (dollar amounts in millions):

	2020	2019
Three Months Ended June 30,	$5.9	$6.3
Six Months Ended June 30,	$14.2	$7.8

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues. We estimate that unfavorable AUV decreased our Mineral Fiber and total consolidated net sales for three and six months ended June 30, 2020 by approximately $1 million and $2 million, respectively, compared to the same periods in 2019. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute all changes in sales to volume.

Seasonality. Historically, our sales tend to be stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction. In comparison to the prior year, sales were weaker in the second quarter of 2020. We expect sales to continue to be weaker in the second half of 2020 as compared to the prior year due to reduced demand related to COVID-19.

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest raw material expenditures are for fiberglass, perlite, starch, waste paper, wood, wood fiber, aluminum, steel, pigments and clays. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. For the three and six months ended June 30, 2020, lower costs for raw materials and energy positively impacted operating income by $1 million and $2 million, respectively, compared to the same periods in 2019.

Employees

As of June 30, 2020 and December 31, 2019, we had approximately 2,500 full-time and part-time employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 5 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2020	2019	Change is (Unfavorable)
Three Months Ended June 30,
Total consolidated net sales	$203.2	$272.0	(25.3)%
Operating income	$62.4	$87.2	(28.4)%

Six Months Ended June 30,
Total consolidated net sales	$451.9	$514.1	(12.1)%
Operating income	$138.4	$141.9	(2.5)%

Consolidated net sales for the second quarter of 2020 decreased 25.3% over the same period in 2019 due to lower volumes of $68 million and unfavorable AUV of $1 million. Mineral Fiber net sales decreased by $56 million and Architectural Specialties net sales decreased by $13 million. Consolidated net sales for the first six months of 2020 decreased 12.1% due to lower volumes of $60 million and unfavorable AUV of $2 million. Mineral Fiber net sales decreased by $55 million and Architectural Specialties net sales decreased by $7 million. As previously noted, decreases in volumes for both our Mineral Fiber and Architectural Specialties segments were a result of lower market demand due to COVID-19.

Cost of goods sold in the second quarter of 2020 was 66.6% of net sales, compared to 62.0% for the same period in 2019. Cost of goods sold in the first six months of 2020 was 64.8% compared to 62.1% for the same period in 2019. The increase in cost of goods sold as a percent of net sales for the second quarter and first six months of 2020 was primarily due to unfavorable AUV, partially offset by improved manufacturing productivity and cost reduction actions. The unfavorable AUV was driven by mix, primarily due to regional weakness in major metropolitan areas impacted by COVID-19.

SG&A expenses in the second quarter of 2020 were $33.0 million, or 16.2% of net sales, compared to $37.4 million, or 13.8% of net sales, for the same period in 2019. SG&A expenses in the first six months of 2020 were $67.8 million, or 15.0% of net sales, compared to $93.0 million, or 18.1% of net sales, for the same period in 2019. The decrease in SG&A expenses for the second quarter of 2020 as compared to the same period in 2019 was driven primarily by a $2 million increase in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf and a $1 million reduction in incentive compensation expenses.

The decrease in SG&A expenses for the first six months of 2020 in comparison to the same period in 2019 was due to a $20 million decrease in legal and professional fees, driven by expenses and attorney’s fees incurred in the first quarter of 2019 under a settlement agreement with Roxul, USA, Inc. (“Rockfon”) and a $4 million increase in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf and a $2 million reduction in incentive compensation expenses.

The gain on sale of fixed and intangible assets represents a $14 million gain on the sale of our idled mineral fiber plant in China, which was reported as a component of our Unallocated Corporate segment.

Equity earnings from our WAVE joint venture were $13.5 million in the second quarter of 2020, compared to $21.2 million in the second quarter of 2019. Equity earnings from our WAVE joint venture were $33.0 million in the first six months of 2020 compared to $40.1 million in the first six months of 2019. The decrease in WAVE earnings in both periods was primarily related to lower volumes, partially offset by lower steel costs and a decrease in SG&A expenses. Consistent with our results, demand for WAVE’s products were significantly impacted by COVID-19 throughout the second quarter of 2020. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense was $5.9 million in the second quarter of 2020, compared to $9.5 million in the second quarter of 2019. Interest expense was $12.6 million in the first six months of 2020 compared to $19.9 million in the first six months of 2019. The decrease in both periods was primarily due to lower average borrowings outstanding and lower interest rates, which were a result of the refinancing of our credit facility on September 30, 2019.

Other non-operating income, net, was $4.4 in the second quarter of 2020 compared to $5.4 million in the second quarter of 2019. The decrease primarily related to a decline in interest income. Other non-operating expense, net, was $365.0 million in the first six months of 2020, compared to $10.9 million of income, net, in the first six months of 2019.  The increase in expense was primarily related to the $374.4 million settlement loss associated with our RIP. See Note 16 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $11.4 million in the second quarter of 2020 compared to $19.4 million in the second quarter of 2019. The effective tax rate for the second quarter of 2020 was 18.7% as compared to 23.3% for the same period of 2019. The effective tax rate was lower primarily due to the favorable tax impact of the gain on sale of our idled mineral fiber plant in China in the second quarter of 2020.

Income tax benefit was $66.1 million in the first six months of 2020 compared to $32.8 of income tax expense in the first six months of 2019. Excluding the impact of the pension settlement that occurred in the first quarter of 2020, income tax expense was $29.7 million in the first six months of 2020. The effective tax rate was 27.6% in the first six months of 2020 compared to 24.6% in the same period of 2019. The effective tax rate for the first six months of 2020 was higher than the effective tax rate for the same period in 2019 primarily due to the tax effects of the pension settlement and the gain on sale of our idled mineral fiber plant in China in the second quarter of 2020.

Total Other Comprehensive Loss (“OCL”) was $2.6 million in the second quarter of 2020 compared to $4.5 million in the second quarter of 2019. Total Other Comprehensive Income (“OCI”) was $271.8 million in the first six months of 2020 compared to OCL of $1.5 million in the first six months of 2019. The change in OCL in the second quarter of 2020 compared to the same period in 2019 was primarily driven by derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. The change in OCI in the first six months of 2020 was primarily driven by pension and postretirement adjustments, primarily a $374.4 million settlement loss related to our RIP. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Also impacting the change in OCI in both periods was foreign currency translation adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the second quarter and first six months of 2020 were driven primarily by changes in the Canadian dollar. Amounts in the second quarter of 2019 were primarily driven by changes in the exchange rates of the British pound and the Russian ruble. Amounts in the first six months of 2019 were driven primarily by changes in the Russian ruble and the Canadian dollar.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2020	2019	Change is (Unfavorable)
Three Months Ended June 30,
Total segment net sales	$157.9	$214.1	(26.2)%
Operating income	$45.6	$79.4	(42.6)%

Six Months Ended June 30,
Total segment net sales	$355.6	$410.8	(13.4)%
Operating income	$115.6	$127.0	(9.0)%

Net sales decreased in the second quarter of 2020 due to lower volumes of $55 million and unfavorable AUV of $1 million. The decrease in net sales in the first six months of 2020 was due to lower volumes of $53 million and unfavorable AUV of $2 million. The decreases in volumes were driven by a significant decrease in demand due to the COVID-19 pandemic, which impacted all of our markets. The unfavorable AUV was driven by mix, primarily due to regional weakness in major metropolitan areas impacted by COVID-19.

Operating income decreased in the second quarter of 2020 primarily due to a $35 million negative impact due to lower volumes, an $8 million reduction in WAVE equity earnings and a $5 million negative impact from lower AUV. Partially offsetting these decreases to operating income was a $10 million reduction in manufacturing costs, a $2 million increase in cost reimbursements, net of related

Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenses, earned under our Transition Services Agreement with Knauf, and a $1 million reduction in incentive compensation expenses.

Operating income decreased in the first six months of 2020 primarily due to a $35 million negative impact due to lower volumes, a $10 million negative impact from lower AUV and a $7 million reduction in WAVE equity earnings. Partially offsetting these decreases to operating income was a $20 million decrease in legal and professional fees incurred in the first quarter of 2019 under a settlement agreement Rockfon, a $14 million reduction in manufacturing costs, a $4 million increase in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf, and a $3 million reduction in incentive compensation expenses.

Architectural Specialties

(dollar amounts in millions)

	2020	2019	Change is (Unfavorable)
Three Months Ended June 30,
Total segment net sales	$45.3	$57.9	(21.8)%
Operating income	$4.3	$9.5	(54.7)%

Six Months Ended June 30,
Total segment net sales	$96.3	$103.3	(6.8)%
Operating income	$11.8	$18.7	(36.9)%

Net sales in the second quarter and first half of 2020 decreased $13 million and $7 million, respectively, due to a reduction in demand across almost all product categories and geographies as a result of the COVID-19 pandemic. Net sales for the first half of 2020 increased $6 million due to the impact of the 2019 Acquisitions.

Operating income in the second quarter and first six months of 2020 decreased due to the negative impact of lower sales volumes.  Also contributing to the decrease in operating income was additional amortization expense related to the 2019 Acquisitions.

Unallocated Corporate

Unallocated corporate operating income was $13 million in the second quarter of 2020 compared to $2 million of expense in the same period of 2019. Unallocated corporate income was $11 million in the first six months of 2020 compared to $4 million of expense in the first six months of 2019. The increase in both periods was driven primarily by a $14 million gain on the sale of our idled mineral fiber plant in China. See Note 2 to the Condensed Consolidated Financial Statements for further information.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations for the comparable 2019 period.

Operating activities in the first six months of 2020 provided $78.7 million of cash, compared to $47.0 million in the first six months of 2019. The increase was primarily due to lower working capital changes and lower U.S. federal income tax payments.

Net cash provided by investing activities was $10.3 million in the first six months of 2020, compared to $31.6 million used in the first six months of 2019. The increase in investing cash flows was a result of the acquisition of ACGI in the first six months of 2019 with no similar activity in 2020 and lower purchases of property, plant and equipment, partially offset by a reduction of investing cash flows due to the remittance of Knauf proceeds to WAVE in the second quarter of 2020.

Net cash used for financing activities was $16.7 million in the first six months of 2020, compared to $102.6 million in the first six months of 2019. The favorable change of cash was primarily due to increased borrowings and lower repurchases of outstanding common stock, partially offset by increased payments of debt.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year. We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

a $500.0 million Term Loan A. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed. As of June 30, 2020, total borrowings outstanding under our senior credit facility were $130.0 million under the revolving credit facility and $500.0 million under Term Loan A.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of June 30, 2020, we were in compliance with all covenants of the senior credit facility and currently do not expect any covenant violations due to the impacts of COVID-19.

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

As of June 30, 2020, we had $117.1 million of cash and cash equivalents, $104.2 million in the U.S and $12.9 million in various foreign jurisdictions, primarily Canada.

In March 2020, we amended and decreased our $36.2 million Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) to $30.0 million and we extended the maturity to September 2020. Under this facility, we sell accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements. ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC are not available to the general creditors of AWI. ARC can use this facility to borrow cash or issue letters of credit. When ARC borrows cash under the facility, ARC sells an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We have the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility are reported as debt in the Condensed Consolidated Balance Sheets. Any borrowings under this facility are obligations of ARC and not AWI. ARC contracts with and pays a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program are continuously purchased by ARC with the proceeds from collections of receivables previously purchased. As of June 30, 2020, total borrowings outstanding under this facility were $30.0 million, which were classified as Short-term debt in the Condensed Consolidated Balance Sheets, and no letters of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

credit were issued under this facility. There were no borrowings outstanding under this facility as of December 31, 2019. As of June 30, 2020 we had a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	June 30, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

As of June 30, 2020, we had $117.1 million of cash and cash equivalents and $370.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facilities, will be adequate to address our near-term liquidity needs. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We continue to evaluate reductions in discretionary spending, capital expenditures and other costs.

CONTRACTUAL OBLIGATIONS

Information related to our contractual obligations at December 31, 2019 can be found in our 2019 Annual Report on Form 10-K, Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Our short-term and long-term debt obligations as of June 30, 2020 increased by $45.5 million, primarily due to additional borrowings under our revolving credit facility, net of repayments, of $15.0 million and additional borrowings under our accounts receivable securitization facility of $30.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2020, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent COVID-19 outbreak has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health epidemics, impacts our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the recent COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. Any of these events could have material adverse effect on our financial condition, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2020	117,406	$73.64	-	$103,779,225
May 1 – 31, 2020	241	$75.10	-	$103,779,225
June 1 – 30, 2020	-	$-	-	$103,779,225
Total	117,647		-

(1)

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long term incentive plans.

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million, excluding commissions. During March 2020, we temporarily suspended our share repurchase program. On July 28, 2020, we announced that our Board of Directors had approved an additional $500.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $1.2 billion, excluding commissions, and extending the currently suspended Program through December 31, 2023.

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

During the six months ended June 30, 2020, we repurchased 0.4 million shares under the Program for a total cost of $34.4 million, excluding commissions, or an average price of $89.99 per share. Since inception, through June 30, 2020, we have repurchased 9.6 million shares under the Program for a total cost of $596.2 million, excluding commissions, or an average price of $62.13 per share.

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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on April 17, 2020, wherein it appeared as Exhibit 3.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

†	Filed herewith.

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

Date:  July 28, 2020