Form 10-Q
period 2020-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2020-10-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 21, 2020 – 47,859,751.

When we refer to “AWI,” the “Company,” “we,” “our” or “us,” we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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
•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019, and in the documents incorporated by reference herein and therein.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$246.3	$277.1	$698.2	$791.2
Cost of goods sold	155.1	165.4	447.9	484.7
Gross profit	91.2	111.7	250.3	306.5
Selling, general and administrative expenses	41.0	41.3	108.8	134.3
Gain related to sale of fixed and intangible assets	(6.9)	-	(21.0)	-
Equity earnings from joint venture	(15.2)	(42.9)	(48.2)	(83.0)
Operating income	72.3	113.3	210.7	255.2
Interest expense	6.1	11.7	18.7	31.6
Other non-operating (income) expense, net	(3.2)	(5.1)	361.8	(16.0)
Earnings (loss) from continuing operations before income taxes	69.4	106.7	(169.8)	239.6
Income tax expense (benefit)	15.2	16.0	(50.9)	48.8
Earnings (loss) from continuing operations	54.2	90.7	(118.9)	190.8
Net earnings from discontinued operations, net of tax expense of $ -, $2.5, $ - and $7.2	-	4.8	-	3.0
(Loss) from disposal of discontinued businesses, net of tax (benefit) of $ -, ($5.0), ($1.4) and ($4.9)	(0.2)	(22.3)	(3.0)	(27.0)
Net (loss) from discontinued operations	(0.2)	(17.5)	(3.0)	(24.0)
Net earnings (loss)	$54.0	$73.2	$(121.9)	$166.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6.2)	78.6	(8.2)	84.6
Derivative gain (loss), net	1.5	(2.7)	(12.3)	(15.9)
Pension and postretirement adjustments	(0.8)	5.5	286.8	11.2
Total other comprehensive (loss) income	(5.5)	81.4	266.3	79.9
Total comprehensive income	$48.5	$154.6	$144.4	$246.7
Earnings (loss) per share of common stock, continuing operations:
Basic	$1.13	$1.86	$(2.48)	$3.90
Diluted	$1.13	$1.83	$(2.48)	$3.84
Earnings (loss) per share of common stock, discontinued operations:
Basic	$-	$(0.36)	$(0.06)	$(0.49)
Diluted	$-	$(0.35)	$(0.06)	$(0.48)
Net earnings (loss) per share of common stock:
Basic	$1.13	$1.50	$(2.54)	$3.41
Diluted	$1.13	$1.48	$(2.54)	$3.36
Average number of common shares outstanding:
Basic	47.9	48.7	47.9	48.8
Diluted	48.0	49.5	47.9	49.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$138.8	$45.3
Accounts and notes receivable, net	90.1	85.1
Inventories, net	77.4	68.5
Income taxes receivable	5.3	30.0
Other current assets	11.7	15.5
Total current assets	323.3	244.4
Property, plant, and equipment, less accumulated depreciation and amortization of $491.0 and $447.5, respectively	514.8	524.6
Operating lease assets	20.3	35.3
Finance lease assets	20.4	-
Prepaid pension costs	116.4	94.8
Investment in joint venture	44.9	58.5
Goodwill	108.2	53.0
Intangible assets, net	428.2	411.9
Deferred income taxes	-	10.4
Income taxes receivable	0.6	2.5
Other non-current assets	56.6	57.9
Total assets	$1,633.7	$1,493.3
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	6.3
Accounts payable and accrued expenses	100.8	143.5
Operating lease liabilities	4.4	5.2
Finance lease liabilities	1.8	-
Income taxes payable	0.3	0.2
Total current liabilities	132.3	155.2
Long-term debt, less current installments	656.5	604.5
Operating lease liabilities	15.6	30.1
Finance lease liabilities	18.8	-
Postretirement benefit liabilities	67.0	71.0
Pension benefit liabilities	45.2	46.6
Other long-term liabilities	72.6	37.8
Income taxes payable	21.1	19.3
Deferred income taxes	162.0	163.9
Total non-current liabilities	1,058.8	973.2
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,512,968 shares issued and 47,859,751 shares outstanding as of September 30, 2020 and 62,263,395, shares issued and 47,992,348 shares outstanding as of December 31, 2019	0.6	0.6
Capital in excess of par value	552.6	555.7
Retained earnings	857.1	1,008.2
Treasury stock, at cost, 14,653,217 shares as of September 30, 2020 and 14,271,047 shares as of December 31, 2019	(857.9)	(823.5)
Accumulated other comprehensive (loss)	(109.8)	(376.1)
Total shareholders' equity	442.6	364.9
Total liabilities and shareholders' equity	$1,633.7	$1,493.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended September 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2020	47,856,179	$0.6	$551.7	$812.8	14,653,217	$(857.9)	$(104.3)	$402.9
Stock issuance, net	3,572	-	-	-	-	-	-	-
Cash dividends - $0.20 per common share	-	-	-	(9.7)	-	-	-	(9.7)
Share-based employee compensation	-	-	0.9	-	-	-	-	0.9
Net earnings	-	-	-	54.0	-	-	-	54.0
Other comprehensive (loss)	-	-	-	-	-	-	(5.5)	(5.5)
September 30, 2020	47,859,751	$0.6	$552.6	$857.1	14,653,217	$(857.9)	$(109.8)	$442.6

	Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	249,573	-	-	-	-	-	-	-
Cash dividends - $0.60 per common share	-	-	-	(29.2)	-	-	-	(29.2)
Share-based employee compensation	-	-	(3.1)	-	-	-	-	(3.1)
Net (loss)	-	-	-	(121.9)	-	-	-	(121.9)
Other comprehensive income	-	-	-	-	-	-	266.3	266.3
Acquisition of treasury stock	(382,170)	-	-	-	382,170	(34.4)	-	(34.4)
September 30, 2020	47,859,751	$0.6	$552.6	$857.1	14,653,217	$(857.9)	$(109.8)	$442.6

	Three Months Ended September 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2019	48,661,946	$0.6	$538.1	$905.7	13,393,176	$(740.3)	$(461.0)	$243.1
Stock issuance, net	116,586	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.6)	-	-	-	(8.6)
Share-based employee compensation	-	-	11.3	-	-	-	-	11.3
Net earnings	-	-	-	73.2	-	-	-	73.2
Other comprehensive income	-	-	-	-	-	-	81.4	81.4
Acquisition of treasury stock	(347,304)	-	-	-	347,304	(33.1)	-	(33.1)
September 30, 2019	48,431,228	$0.6	$549.4	$970.3	13,740,480	$(773.4)	$(379.6)	$367.3

	Nine Months Ended September 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0
Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	617,984	-	-	-	-	-	-	-
Cash dividends - $0.525 per common share	-	-	-	(26.2)	-	-	-	(26.2)
Share-based employee compensation	-	-	2.0	-	-	-	-	2.0
Net earnings	-	-	-	166.8	-	-	-	166.8
Other comprehensive income	-	-	-	-	-	-	79.9	79.9
Acquisition of treasury stock	(994,995)	-	-	-	994,995	(81.2)	-	(81.2)
September 30, 2019	48,431,228	$0.6	$549.4	$970.3	13,740,480	$(773.4)	$(379.6)	$367.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 8.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(121.9)	$166.8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	61.6	52.4
Loss on disposal of discontinued operations	4.4	31.9
Write-off debt refinancing fees	-	2.7
Gain related to sale of fixed and intangible assets	(21.0)	-
Deferred income taxes	(87.0)	37.9
Share-based compensation	4.7	7.1
Equity earnings from joint venture	(48.2)	(83.0)
U.S. pension cost (credit)	369.7	(5.7)
Other non-cash adjustments, net	0.7	2.3
Changes in operating assets and liabilities:
Receivables	0.2	(4.4)
Inventories	(7.8)	(8.4)
Accounts payable and accrued expenses	(20.7)	(27.0)
Income taxes receivable and payable, net	28.4	(33.1)
Other assets and liabilities	(14.7)	(18.1)
Net cash provided by operating activities	148.4	121.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(33.0)	(44.0)
Return of investment from joint venture	61.4	64.4
Cash paid for acquisitions	(74.2)	(43.4)
Proceeds from the sale of assets	19.1	-
Payments of proceeds from Knauf to investment in joint venture	(25.9)	-
Payments to Knauf upon disposal of discontinued operations	(6.4)	(47.9)
Other investing activities	6.8	-
Net cash (used for) investing activities	(52.2)	(70.9)
Cash flows from financing activities:
Proceeds from short-term debt	30.0	-
Payments of short-term debt	(30.0)	-
Proceeds from revolving credit facility	170.0	120.0
Payments of revolving credit facility	(100.0)	-
Proceeds from long-term debt	-	500.0
Payments of long-term debt	-	(790.4)
Financing costs	-	(2.9)
Dividend paid	(29.1)	(25.9)
Payments from share-based compensation plans, net of tax	(7.8)	(8.6)
Payments for treasury stock acquired	(34.4)	(81.2)
Payments for finance leases	(1.2)	-
Net cash (used for) financing activities	(2.5)	(289.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.8
Net increase (decrease) in cash and cash equivalents	93.5	(237.7)
Cash and cash equivalents at beginning of year of discontinued operations	-	10.0
Cash and cash equivalents at beginning of year of continuing operations	45.3	325.7
Cash and cash equivalents at end of period of continuing operations	$138.8	$98.0
Supplemental Cash Flow Disclosures:
Interest paid	$18.2	$26.9
Income tax payments, net	6.3	46.3
Amounts in accounts payable for capital expenditures	-	0.7

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2019.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the third quarter and first nine months of 2020 and 2019 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The statements include management estimates and judgments, where appropriate.  Management utilizes estimates to record many items, including certain asset values, contingent purchase price liabilities, allowances for bad debts, inventory obsolescence and lower of cost and net realizable value charges, warranty reserves, workers’ compensation, general liability and environmental claims, and income taxes.  When preparing an estimate, management determines the amount based upon the consideration of relevant information and may confer with outside parties, including external counsel.  Actual results may differ from these estimates.

Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2020 presentation.

Acquisitions

In August 2020, we acquired the business and assets of Moz Designs, Inc. (“Moz”), based in Oakland, California. Moz is a designer and fabricator of custom architectural metal ceilings, walls, dividers and column covers for interior and exterior applications with one manufacturing facility. Moz’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

In July 2020, we acquired all the issued and outstanding capital stock of TURF Design Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products. Turf’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

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

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During the three and nine months ended September 30, 2020, we remitted $5.9 and $25.9 million, respectively, to WAVE for their portion of the proceeds from Knauf. During the nine months ended September 30, 2020, WAVE paid each of AWI and Worthington dividends of $13.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

million relating to these payments. During the third quarter of 2020, we remitted $6.4 million to Knauf for working capital and other adjustments. Final adjustments are subject to negotiations with Knauf related to the valuation of certain liabilities included in the Sale, which we expect to be finalized in 2020. The final valuation could result in an increase to those liabilities of $11.0 million; however, we have not accrued a liability for this matter as of September 30, 2020 as payment is not probable.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business, pursuant to which we provided certain transition technology, finance and information technology support services, which are now substantially complete. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

The EMEA and Pacific Rim segment historical financial results for the three and nine months ended September 30, 2019 have been reflected in AWI’s Condensed Consolidated Statements of Operations and Comprehensive Income as discontinued operations, while the assets and liabilities of discontinued operations were removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. Effective January 1, 2020, we adopted this standard, which resulted in additional disclosures for level 3 fair value measurements.

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

COVID-19 Considerations

The COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or bad debt reserves related to COVID-19 during the third quarter and first nine months of 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Mineral Fiber	$187.3	$218.6	$542.9	$629.4
Architectural Specialties	59.0	58.5	155.3	161.8
Total net sales	$246.3	$277.1	$698.2	$791.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment operating income (loss)
Mineral Fiber	$58.1	$103.5	$173.7	$230.5
Architectural Specialties	9.1	11.6	20.9	30.3
Unallocated Corporate	5.1	(1.8)	16.1	(5.6)
Total consolidated operating income	$72.3	$113.3	$210.7	$255.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total consolidated operating income	$72.3	$113.3	$210.7	$255.2
Interest expense	6.1	11.7	18.7	31.6
Other non-operating (income) expense, net	(3.2)	(5.1)	361.8	(16.0)
Earnings (loss) from continuing operations before income taxes	$69.4	$106.7	$(169.8)	$239.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	September 30, 2020	December 31, 2019
Segment assets
Mineral Fiber	$1,110.9	$1,139.9
Architectural Specialties	258.8	161.8
Unallocated Corporate	264.0	191.6
Total consolidated assets	$1,633.7	$1,493.3

During the three and nine months ended September 30, 2020, we recorded a gain related to the sale of our idled mineral fiber plant in China. We received the majority of the proceeds in the third quarter of 2020 and the remaining receivable for the sale was $2.4 million as of September 30, 2020.

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

The following tables provide net sales by major customer group within our Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mineral Fiber	2020	2019	2020	2019
Distributors	$138.6	$168.0	$395.1	$474.0
Home centers	22.5	20.0	67.6	64.3
Direct customers	13.8	15.8	41.9	47.4
Retailers and other	12.4	14.8	38.3	43.7
Total	$187.3	$218.6	$542.9	$629.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Architectural Specialties	2020	2019	2020	2019
Distributors	$36.0	$39.7	$103.9	$108.5
Direct customers	23.0	16.7	49.8	48.8
Retailers and other	-	2.1	1.6	4.5
Total	$59.0	$58.5	$155.3	$161.8

NOTE 4. ACQUISITIONS

We account for acquisitions under the acquisition method and the results of operations of acquired operations are included in the condensed consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant level 3 inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates.

MOZ

On August 24, 2020, we acquired the business and assets of Moz for a purchase price of $4.2 million and additional contingent consideration payable in 2022 not to exceed $4.7 million. The total fair value of liabilities assumed, less tangible assets acquired, was $0.5 million. The total fair value of identifiable intangible assets acquired was $3.2 million, comprised of non-amortizable tradenames of $1.7 million and amortizable customer relationships of $1.5 million, resulting in $4.0 million of goodwill. All of the acquired goodwill is deductible for tax purposes. The fair value of liabilities assumed included $2.5 million for contingent consideration. Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized.

The contingent consideration is payable upon achievement of certain future performance objectives through 2021. The fair value of contingent consideration will be remeasured at each reporting period, and any future adjustments will be recorded as a component of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

selling, general and administrative (“SG&A”) expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

TURF

On July 27, 2020, we acquired all the issued and outstanding capital stock of Turf for a purchase price of $70.0 million and additional contingent consideration payable in 2022 and 2023 not to exceed $48.0 million. The total fair value of tangible assets acquired, less liabilities assumed, was $4.8 million. The total fair value of identifiable intangible assets acquired was $27.9 million, mostly comprised of non-amortizable tradenames of $9.6 million in addition to amortizable customer relationships of $7.7 million, patents of $5.8 million and a non-compete agreement of $3.3 million, resulting in $50.7 million of goodwill. All of the acquired goodwill is deductible for tax purposes. The fair value of liabilities assumed included $13.4 million for contingent consideration. Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized.

The contingent consideration is payable upon achievement of certain future performance objectives through 2022. The contingent consideration includes up to $24.0 million in additional cash consideration for performance at certain revenue and EBITDA growth targets. Full payout for target performance requires compounded annual growth rates in excess of 23% through 2022. The contingent consideration also includes up to $24.0 million in additional cash consideration for performance over revenue and EBITDA growth targets. Full payout for achievement over target performance requires compounded annual growth rates in excess of 38% through 2022. The fair value of contingent consideration will be remeasured at each reporting period, and any future adjustments will be recorded as a component of SG&A expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

MRK

On November 25, 2019, we acquired the business and assets of MRK for a purchase price of $13.3 million. The total fair value of tangible assets acquired, less liabilities assumed, was $2.9 million, resulting in $10.4 million of goodwill. All of the acquired goodwill is deductible for tax purposes.

ACGI

On March 4, 2019, we acquired the business and assets of ACGI for a purchase price of $42.9 million. The total fair value of tangible assets acquired, less liabilities assumed, was $7.3 million.  The total fair value of identifiable intangible assets acquired was $12.0 million, mostly comprised of amortizable customer relationships of $7.4 million and amortizable tradenames of $2.8 million, resulting in $23.6 million of goodwill. All of the acquired goodwill is deductible for tax purposes.

The 2020 and 2019 acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales or operating income for the three and nine months ended September 30, 2020 and 2019.

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

During the three and nine months ended September 30, 2019, we recorded a loss on sale of $27.3  million and $31.9 million, respectively. During the three and nine months ended September 30, 2020, we recorded a loss of $0.2 million and $5.2 million, respectively, representing working capital and other adjustments.

See Note 1 for further discussion of the Sale.

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

European Resilient Flooring

During the second quarter of 2020, we recorded a gain of $0.8 million related to Accumulated Other Comprehensive Income (“AOCI”) adjustments from a previously discontinued foreign flooring entity, which was dissolved in the second quarter of 2020. The AOCI adjustments related to accumulated foreign currency translation amounts.

Summarized Financial Information of Discontinued Operations

The following tables detail the businesses and line items that comprise discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

EMEA and Pacific Rim Businesses
Three Months Ended September 30, 2020
(Loss) from disposal of discontinued businesses, before income tax	$(0.2)
Income tax (benefit)	-
(Loss) from disposal of discontinued businesses, net of tax	$(0.2)

Net (loss) from discontinued operations	$(0.2)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Nine Months Ended September 30, 2020
(Loss) gain from disposal of discontinued businesses, before income tax	$(5.2)	$0.8	$(4.4)
Income tax (benefit)	(1.4)	-	(1.4)
(Loss) gain from disposal of discontinued businesses, net of tax	$(3.8)	$0.8	$(3.0)

Net (loss) earnings from discontinued operations	$(3.8)	$0.8	$(3.0)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Three Months Ended September 30, 2019
Net sales	$115.5	$-	$115.5
Cost of goods sold	86.8	-	86.8
Gross profit	28.7	-	28.7
Selling, general and administrative expenses	20.4	-	20.4
Operating income	8.3	-	8.3
Other non-operating expense, net	1.0	-	1.0
Earnings from discontinued operations before income tax	7.3	-	7.3
Income tax expense	2.5	-	2.5
Net earnings from discontinued operations, net of tax	$4.8	$-	$4.8

(Loss) from disposal of discontinued businesses, before income tax	$(27.3)	$-	$(27.3)
Income tax (benefit)	-	(5.0)	(5.0)
(Loss) gain from disposal of discontinued business, net of tax	$(27.3)	$5.0	$(22.3)

Net (loss) earnings from discontinued operations	$(22.5)	$5.0	$(17.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
Nine Months Ended September 30, 2019
Net sales	$319.1	$-	$319.1
Cost of goods sold	245.7	-	245.7
Gross profit	73.4	-	73.4
Selling, general and administrative expenses	61.6	-	61.6
Operating income	11.8	-	11.8
Other non-operating expense, net	1.6	-	1.6
Earnings from discontinued operations before income tax	10.2	-	10.2
Income tax expense	7.2	-	7.2
Net earnings from discontinued operations, net of tax	$3.0	$-	$3.0

(Loss) from disposal of discontinued businesses, before income tax	$(31.9)	$-	$(31.9)
Income tax (benefit)	-	(4.9)	(4.9)
(Loss) gain from disposal of discontinued businesses, net of tax	$(31.9)	$4.9	$(27.0)

Net (loss) earnings from discontinued operations	$(28.9)	$4.9	$(24.0)

The following is a summary of total gains and losses, capital expenditures and operating lease information related to our former EMEA and Pacific Rim businesses, and gains on the dissolution of our previously discontinued flooring entity, which are presented as discontinued operations and included as components of operating and investing cash flows on our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended
	September 30,
	2020	2019
Loss on sale to Knauf (1)	$5.2	$-
Estimated loss on sale to Knauf (2)	-	31.9
Gain on dissolution of flooring entity (3)	(0.8)	-
Purchases of property, plant and equipment	-	(3.0)
Operating lease cost (4)	-	7.4
Right-of-use assets obtained in exchange for lease obligations (5)	-	24.6
(1)	Represents working capital and other adjustments.
(2)	Represents comparison of the EMEA and Pacific Rim net assets to the expected final sales proceeds.
(3)	Represents AOCI adjustments related to accumulated foreign currency translation amounts.
(4)	The amount of cash paid for amounts included in the measurement of lease liabilities was not materially different from the operating lease cost for the nine months ended September 30, 2019.
(5)

Represents initial right-of-use assets recognized upon adoption on January 1, 2019. We did not obtain any new right-of-use assets in exchange for lease obligations during the nine months ended September 30, 2019.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2020	December 31, 2019
Customer receivables	$83.0	$82.4
Miscellaneous receivables	10.7	5.0
Less allowance for warranties, discounts and losses	(3.6)	(2.3)
Accounts and notes receivable, net	$90.1	$85.1

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

As of September 30, 2020, miscellaneous receivables includes $5.7 million related to proceeds from company-owned life insurance policies and $2.4 million related to proceeds from the sale of our idled plant in China.

NOTE 7. INVENTORIES

	September 30, 2020	December 31, 2019
Finished goods	$43.1	$40.2
Goods in process	4.6	4.0
Raw materials and supplies	40.5	35.0
Less LIFO reserves	(10.8)	(10.7)
Total inventories, net	$77.4	$68.5

NOTE 8. OTHER CURRENT ASSETS

	September 30, 2020	December 31, 2019
Prepaid expenses	$10.1	$7.5
Assets held for sale	-	6.6
Other	1.6	1.4
Total other current assets	$11.7	$15.5

As of December 31, 2019, assets held for sale included the assets of our idled mineral fiber plant in China, which was sold during the second quarter of 2020. See Note 2 for further information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$86.3	$99.9	$257.0	$302.3
Gross profit	49.4	56.9	145.7	168.4
Net earnings	33.4	43.9	103.3	127.3

In connection with the sale of WAVE’s European and Pacific Rim businesses and operations to Knauf on September 30, 2019, WAVE recorded a $50.9  million gain on sale. As such, during the third quarter of 2019, we recorded our 50% share of WAVE’s gain on sale of discontinued operations of $25.5  million, included as a component of Equity earnings from joint venture in our Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 10. LEASES

We enter into operating and finance leases for certain manufacturing plants, warehouses, equipment and automobiles. Our leases have remaining lease terms of 1 to 17 years. Several leases include options for us to purchase leased items at fair value or renew for up to 5 years, or multiple 5-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

We have lease agreements with lease and nonlease components, which we have elected to combine to determine the ROU assets and lease liabilities. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease expense and variable lease cost was not material for the three and nine months ended September 30, 2020 and 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate (“IBR”) based on information that is available at the lease commencement date to compute the present value of lease payments. Relevant information used in determining

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

the IBR includes the transactional currency of the lease and the lease term. We used the IBR on January 1, 2019 for operating leases that commenced prior to that date. As of September 30, 2020, we did not have any material leases that had not yet commenced.

The following table presents our lease costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$0.7	$1.7	$4.2	$5.0
Finance lease cost
Amortization of leased assets	1.3	-	1.3	-
Interest on lease liabilities	0.4	-	0.4	-

The following table presents supplemental cash flow information related to our leases:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4.2	$5.0
Operating cash flows from finance leases	0.4	-
Financing cash flows from finance leases	1.2	-
ROU assets obtained in exchange for lease liabilities
Operating leases (1)	$4.1	$39.4
Finance leases	7.5	-

(1)	The nine months ended September 30, 2019 includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	6.9	8.6
Finance leases	11.1	-
Weighted average discount rate
Operating leases	4.1%	4.4%
Finance leases	3.7%	-

Undiscounted future minimum lease payments as of September 30, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

	Operating Leases	Finance Leases
Maturity of lease liabilities
2020 (1)	$1.3	$0.6
2021	4.9	2.6
2022	4.0	2.6
2023	3.1	2.5
2024	2.2	2.4
Thereafter	7.7	14.8
Total lease payments	23.2	25.5
Less interest	(3.2)	(4.9)
Present value of lease liabilities	$20.0	$20.6

(1)	Scheduled maturities of lease liabilities represent the time period of October 1, 2020 to December 31, 2020.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of September 30, 2020 and December 31, 2019.

		September 30, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	2-20 years	$198.1	$124.8	$188.9	$114.9
Developed technology	15 - 19 years	91.4	76.4	85.0	72.1
Trademarks and brand names	5-10 years	3.9	1.1	3.9	0.6
Non-compete agreements	5 years	3.5	0.2	0.2	-
Other	Various	1.5	0.5	0.1	0.1
Total		$298.4	$203.0	$278.1	$187.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	332.8		321.5
Total intangible assets		$631.2		$599.6

Goodwill	Indefinite	$108.2		$53.0

	Nine Months Ended
	September 30,
	2020	2019
Amortization expense	$15.4	$14.7

The increase in goodwill and other intangible assets as of September 30, 2020 resulted from the acquisitions of Moz and Turf. See Note 4 to the Condensed Consolidated Financial Statements for additional details.

NOTE 12. OTHER NON-CURRENT ASSETS

	September 30, 2020	December 31, 2019
Cash surrender value of Company owned life insurance policies	$50.0	$53.5
Other	6.6	4.4
Total other non-current assets	$56.6	$57.9

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2020	December 31, 2019
Payables, trade and other	$69.0	$79.4
Employment costs	10.1	16.5
Current portion of pension and postretirement liabilities	10.5	10.5
Payable to Knauf for purchase price adjustments	-	1.2
Payable to WAVE for receipt of Knauf proceeds	-	25.9
Other	11.2	10.0
Total accounts payable and accrued expenses	$100.8	$143.5

NOTE 14. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings (loss) from continuing operations before income taxes	$69.4	$106.7	$(169.8)	$239.6
Income tax expense (benefit)	15.2	16.0	(50.9)	48.8
Effective tax rate	21.9%	15.0%	30.0%	20.4%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The effective tax rate in the third quarter of 2020 was higher than the same period in 2019, largely driven by the absence of the beneficial tax impact of our share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses and the absence of a benefit related to a statute closure, both recognized in 2019. These increases were both partially offset by the current year tax benefit related to the sale of our idled mineral fiber plant in China. The effective tax rate for the first nine months of 2020 was higher than the effective tax rate for the same period in 2019 primarily due to the tax effects of our first quarter of 2020 pension settlement and the absence of benefits related to the WAVE gain on sale and statute closure from 2019, partially offset by the benefits related to the sale of our idled mineral fiber plant in China. See Note 16 for additional details related to our pension settlement.

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

NOTE 15. DEBT

As of September 30, 2020 and December 31, 2019, our long-term debt included borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of September 30, 2020 and December 31, 2019, borrowings outstanding under our revolving credit facility were $185.0 million and $115.0 million, respectively. Our Term Loan A was fully drawn as of September 30, 2020 and December 31, 2019. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

During the third quarter of 2020, we repaid $30.0 million under our Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) which matured in September 2020. Interest on borrowings under this amended facility was calculated at a 90-day commercial paper rate. Under this facility, we sold accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC were not available to the general creditors of AWI. ARC used this facility to borrow cash or issue letters of credit. When ARC borrowed cash under this facility, ARC sold an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We had the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility were reported as debt in the Condensed Consolidated Balance Sheets. Borrowings under this facility were obligations of ARC and not AWI.  ARC contracted with and paid a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program were continuously purchased by ARC with the proceeds from collections of receivables previously purchased. There were no borrowings outstanding under this facility as of December 31, 2019.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements.  Letters of credit are currently arranged through our revolving credit facility and our bi-lateral facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities:

	September 30, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 16. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.4	$1.2	$4.2	$3.6
Interest cost on projected benefit obligation	2.8	12.5	12.7	37.7
Expected return on plan assets	(6.6)	(20.0)	(28.0)	(60.1)
Amortization of net actuarial loss	0.8	4.8	5.5	14.4
Settlement	-	-	374.4	-
Special termination benefits	2.0	-	2.0	-
Net periodic pension cost (credit)	$0.4	$(1.5)	$370.8	$(4.4)
Retiree health and life insurance benefits
Service cost of benefits earning during the period	-	0.1	-	0.1
Interest cost on projected benefit obligation	0.4	0.6	1.4	1.8
Amortization of prior service credit	(0.1)	-	(0.2)	(0.1)
Amortization of net actuarial gain	(1.7)	(2.2)	(5.0)	(6.4)
Net periodic postretirement (credit)	$(1.4)	$(1.5)	$(3.8)	$(4.6)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2020 and 2019.

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

During February 2020, we entered into agreements with Athene Annuity and Life Company (“AAIA”) and Athene Annuity & Life Assurance Company of New York (“AANY”) to transfer certain benefit obligations and assets of our U.S. Retirement Income Plan (“RIP”) to AAIA and AANY.  Under the agreements, we effectively settled $1,045.3 million of retiree defined benefit pension obligations related to approximately 10,300 retirees and beneficiaries (the “Transferred Participants”), which were irrevocably transferred to AAIA and AANY and which guarantees the pension benefits of the Transferred Participants. During the third quarter of 2020, these amounts were immaterially adjusted due to customary data reconciliations with AAIA and AANY.

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

During the third quarter of 2020, we offered an early retirement incentive benefit to employees at one of our manufacturing plants who met certain age and years of service criteria. The consideration period for eligible employees ended on September 30, 2020. Based on eligible employee elections to participate, we recorded a charge of $2.0 million within other non-operating expense, which increased the projected benefit obligation of the RIP. The enhanced retirement benefits did not result in a curtailment.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 17. FINANCIAL INSTRUMENTS

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	September 30, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(681.5)	$(681.5)	$(610.8)	$(610.8)
Interest rate swap contracts	(30.6)	(30.6)	(14.3)	(14.3)
Contingent consideration	(15.9)	(15.9)	-	-

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and short-term debt approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. The fair value estimates for contingent consideration are estimated based on a Monte Carlo simulation.

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

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	September 30, 2020		December 31, 2019
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Assets/(liabilities), net:
Interest rate swap contracts	$(30.6)	$-	$(14.3)	$-
Contingent consideration	-	(15.9)	-	-

The contingent consideration liability represents estimated future contingent purchase price payments related to the Moz and Turf acquisitions. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates.

The following table summarizes the weighted-average of the significant unobservable inputs as of September 30, 2020:

	Moz	Turf
Unobservable input
Volatility	27.6%	27.2%
Discount rates	4.7%	4.7%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration. The fair value of the contingent consideration liability will be remeasured at each reporting period, and any future adjustments will be recorded as a

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

component of SG&A expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 4 for further information.

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

Currency Rate Risk – Sales and Purchases

As of September 30, 2020, our only major foreign currency exposure is to the Canadian dollar. We currently have no outstanding positions and do not expect to enter into any foreign exchange derivative products.

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of September 30, 2020:

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2020 and December 31, 2019.  We did not have any derivative assets or liabilities not designated as hedging instruments as of September 30, 2020 or December 31, 2019.  The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$0.9	$-
Interest rate swap contracts	Other non-current assets	-	1.3	Other long-term liabilities	29.7	15.6

	Amount of (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swap contracts	(12.9)	(22.9)	Interest expense	1.9	(0.5)	3.7	(1.5)
Total	$(12.9)	$(22.9)	Total gain (loss)	$1.9	$(0.5)	$3.7	$(1.5)

As of September 30, 2020, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $8.1 million.

NOTE 19. OTHER LONG-TERM LIABILITIES

	September 30, 2020	December 31, 2019
Long-term deferred compensation arrangements	14.4	14.0
Fair value of derivative liabilities	29.7	15.6
Fair value of contingent consideration related to acquired businesses	15.9	-
Other	12.6	8.2
Total other long-term liabilities	$72.6	$37.8

NOTE 20. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million, excluding commissions. On July 28, 2020, we announced that our Board of Directors had approved an additional $500.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

$1,200.0 million, excluding commissions, and extending the Program through December 31, 2023. The Program was temporarily suspended in the first quarter of 2020 in response to uncertainties surrounding COVID-19. On October 21, 2020, we elected to restart the Program and currently have $603.8 million remaining under the Board’s repurchase authorization.

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

During the nine months ended September 30, 2020, we repurchased 0.4 million shares under the Program for a total cost of $34.4 million, excluding commissions, or an average price of $89.99 per share. Since inception, through September 30, 2020, we have repurchased 9.6 million shares under the Program for a total cost of $596.2 million, excluding commissions, or an average price of $62.13 per share.

Dividends

In February, April and July 2020, our Board of Directors declared $0.20 per share quarterly dividends, which were paid to shareholders in March, May and August 2020, respectively. On October 21, 2020, our Board of Directors declared a $0.21 per share quarterly dividend to be paid in November 2020.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2020	$7.4	$(22.3)	$(89.4)	$(104.3)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $ -, ($0.9), ($0.2) and ($1.1)	(6.2)	3.0	(0.1)	(3.3)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.5)	(0.7)	(2.2)
Net current period other comprehensive (loss) income	(6.2)	1.5	(0.8)	(5.5)
Balance, September 30, 2020	$1.2	$(20.8)	$(90.2)	$(109.8)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)
Other comprehensive (loss) income before reclassifications, net of tax (expense) benefit of $ -, $3.5, ($3.1) and $0.4	(8.2)	(9.4)	8.5	(9.1)
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.9)	278.3	275.4
Net current period other comprehensive (loss) income	(8.2)	(12.3)	286.8	266.3
Balance, September 30, 2020	$1.2	$(20.8)	$(90.2)	$(109.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2019	$(68.7)	$(7.8)	$(384.5)	$(461.0)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $ -, $1.1, ($0.1) and $1.0	(2.6)	(3.1)	0.1	(5.6)
Amounts reclassified from accumulated other comprehensive (loss)	81.2	0.4	5.4	87.0
Net current period other comprehensive income (loss)	78.6	(2.7)	5.5	81.4
Balance, September 30, 2019	$9.9	$(10.5)	$(379.0)	$(379.6)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $5.9, ($1.1) and $4.8	3.4	(17.1)	1.5	(12.2)
Amounts reclassified from accumulated other comprehensive (loss)	81.2	1.2	9.7	92.1
Net current period other comprehensive income (loss)	84.6	(15.9)	11.2	79.9
Balance, September 30, 2019	$9.9	$(10.5)	$(379.0)	$(379.6)

(1)	Amounts are net of tax.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivative Adjustments:
Interest rate swap contracts, before tax	$(1.9)	$0.5	$(3.7)	$1.5	Interest expense
Tax impact	0.4	(0.1)	0.8	(0.3)	Income tax expense
Total (income) loss, net of tax	(1.5)	0.4	(2.9)	1.2

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.1)	(0.1)	(0.2)	(0.1)	Other non-operating (income) expense, net
Amortization of net actuarial (gain) loss	(0.9)	2.7	0.5	8.0	Other non-operating (income) expense, net
Settlement	-	-	374.4	-	Other non-operating (income) expense, net
Total (income) loss, before tax	(1.0)	2.6	374.7	7.9
Tax impact	0.3	(0.7)	(96.4)	(1.7)	Income tax expense
Total (income) loss from continuing operations, net of tax	(0.7)	1.9	278.3	6.2
Adjustments related to Sale to Knauf (1)	-	3.5	-	3.5
Total (income) loss, net of tax	(0.7)	5.4	278.3	9.7

Foreign currency translation adjustments related to Sale to Knauf (1)	-	81.2	-	81.2

Total reclassifications for the period	$(2.2)	$87.0	$275.4	$92.1
(1)

Represents estimated amounts reclassified out of AOCI as of September 30, 2019 related to the Sale and included as a component of (Loss) gain from disposal of discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Between 2017 and 2019, we entered settlement agreements totaling $39.8 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $30.6 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In the first nine months of 2020, we entered into two new settlement agreements totaling $0.2 million. These settlements were recorded as a reduction to SG&A expenses. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

It is probable that we will incur field investigation, engineering and oversight costs associated with a remedial investigation and feasibility study (“RI/FS”) with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We and the other PRPs entered into a settlement agreement with the EPA effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan in the second quarter of 2019, which the EPA approved on September 11, 2019. Investigative work on this portion of the site commenced in December 2019 and remains ongoing. We anticipate that the EPA will require significant investigative work for Operable Unit 2. We may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific” or “AWP”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.  The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of AFI in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, AWI and CBS submitted a good faith offer to EPA on May 28, 2019, and negotiations among parties remain ongoing. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the final remediation or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $1.5 million and $1.6 million as of September 30, 2020 and December 31, 2019, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of September 30, 2020 and December 31, 2019, $0.5 million and $0.1 million, respectively, of environmental liabilities were reflected within Accounts payable and accrued expenses. During the three and nine months ended September 30, 2020, we did not record any additional reserves for environmental liabilities. During the three months ended September 30, 2019, we did not record any additional reserves for environmental liabilities. During the nine months ended September 30, 2019, we recorded $1.0 million of additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

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

NOTE 22. EARNINGS PER SHARE

The following table is a reconciliation of earnings (loss) to earnings (loss) attributable to common shares used in our basic and diluted (Loss) Earnings Per Share (“EPS”) calculations for the three and nine months ended September 30, 2020 and 2019. EPS components may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings (loss) from continuing operations	$54.2	$90.7	$(118.9)	$190.8
(Earnings) allocated to participating vested share awards	(0.1)	(0.2)	(0.1)	(0.4)
Earnings (loss) from continuing operations attributable to common shares	$54.1	$90.5	$(119.0)	$190.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2020 and 2019 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic shares outstanding	47.9	48.7	47.9	48.8
Dilutive effect of common stock equivalents	0.1	0.8	-	0.8
Diluted shares outstanding	48.0	49.5	47.9	49.6

Due to the net loss for the nine months ended September 30, 2020, all common stock equivalents were considered anti-dilutive. Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020 were 26,460 and 340,750, respectively. Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2019 were 549 and 10,313, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

OVERVIEW

We are a leading producer of ceiling systems for use in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.

COVID-19

The impact of the COVID-19 outbreak on our future consolidated results of operations is uncertain. We experienced a significant decrease in customer demand across all our markets during the second quarter of 2020 due to COVID-19. Specifically, we noted delays in construction driven by temporary closures of non-life sustaining businesses, with the most significant impacts in major metropolitan areas impacted by COVID-19. We experienced less of a comparative decline in net sales during the third quarter of 2020 compared to the second quarter of 2020, as construction resumed across many parts of the U.S. We currently expect lower net sales for the fourth quarter of 2020 compared to 2019, with less of a comparative decline than experienced in the second and third quarters of 2020. In response to COVID-19, we continue to reduce capital expenditures and discretionary spending including compensation, travel and marketing expenses. We expect these actions to positively impact operating income and cash flows in the fourth quarter of 2020 compared to the fourth quarter of 2019.

As of September 30, 2020, all of our manufacturing facilities were operational, excluding the St. Helens, Oregon facility which was idled prior to the COVID-19 outbreak. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental and local health authorities across our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, restricting air travel, enhancing cleaning and sanitizing procedures, and social distancing.

During the first quarter of 2020, we borrowed an additional $100.0 million from our revolving credit facility and $30.0 million from our accounts receivable securitization facility. During the second quarter of 2020, we repaid $65.0 million of the revolving credit facility borrowings and during the third quarter of 2020 we repaid $30.0 million in connection with the maturity of our accounts receivable securitization facility. Our share repurchase program was temporarily suspended in the first quarter of 2020 in response to uncertainties surrounding COVID-19. On October 21, 2020, we elected to restart the Program and currently have $603.8 million remaining under the Board’s repurchase authorization. We did not record any asset impairments, inventory charges or bad debt reserves related to COVID-19 during the third quarter and first nine months of 2020 but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

Acquisitions

In August 2020, we acquired the business and assets of Moz Designs, Inc. (“Moz”), based in Oakland, California. Moz is a designer and fabricator of custom architectural metal ceilings, walls, dividers and column covers for interior and exterior applications with one manufacturing facility. Moz’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

In July 2020, we acquired all the issued and outstanding capital stock of TURF Design Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products. Turf’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

In November 2019, we acquired the business and assets of MRK Industries, Inc. (“MRK”), based in Libertyville, Illinois. MRK is a manufacturer of specialty metal ceiling, wall and exterior solutions with one manufacturing facility. MRK’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2019, we acquired the business and assets of Architectural Components Group, Inc. (“ACGI”), based in Marshfield, Missouri. ACGI is a manufacturer of custom wood ceilings and walls with one manufacturing facility. ACGI’s operations, and its assets and liabilities, are included as a component of our Architectural Specialties segment.

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During the three and nine months ended September 30, 2020, we remitted $5.9 million and $25.9 million, respectively, to WAVE for their portion of the proceeds from Knauf. During the nine months ended September 30, 2020, WAVE paid each of AWI and Worthington dividends of $13.0 million relating to these payments. During the third quarter of 2020, we remitted $6.4 million to Knauf for working capital and other adjustments. Final adjustments are subject to the valuation of certain liabilities included in the Sale, which we expect to be finalized in 2020. The final valuation could result in an increase to those liabilities of $11.0 million; however, we have not accrued a liability for this matter as of September 30, 2020 as payment is not probable.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of the buyer of the divestment business, pursuant to which we provided certain transition technology, finance and information technology support services, which are now substantially complete. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

The EMEA and Pacific Rim segment historical financial results for the three and nine months ended September 30, 2019 have been reflected in AWI’s Condensed Consolidated Statements of Operations and Comprehensive Income as discontinued operations, while the assets and liabilities of discontinued operations were removed from AWI’s Condensed Consolidated Balance Sheet as of September 30, 2019.

See Notes 4 and 5 to the Condensed Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

Manufacturing Plants

As of September 30, 2020, we had 15 manufacturing plants in two countries, with 13 plants located within the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  We have two plants in Canada. During the second quarter of 2020, we sold our idled plant in China, which had been classified as an asset held for sale.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2020 compared to the third quarter of 2019, most importantly the aforementioned decrease in demand across all our markets as a result of COVID-19. For the three and nine months ended September 30, 2020, we experienced significant reductions in volumes of $28 million and $88 million in comparison to the same periods in 2019. Revenues for our Architectural Specialties segment were also positively impacted by our 2019 acquisitions of ACGI and MRK (collectively, the “2019 Acquisitions”) and our 2020 acquisitions of Turf and Moz (collectively, the “2020 Acquisitions”).  The following table presents the impact of the 2019 Acquisitions and the 2020 Acquisitions on our Architectural Specialties segment’s net sales (dollar amounts in millions):

	2020	2019
Three Months Ended September 30,
2019 Acquisitions	$7.8	$7.1
2020 Acquisitions	$7.7	$-
Total	$15.5	$7.1

Nine Months Ended September 30,
2019 Acquisitions	$22.0	$14.9
2020 Acquisitions	$7.7	$-
Total	$29.7	$14.9

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues. We estimate that unfavorable AUV decreased our Mineral Fiber and total consolidated net sales for three and nine months ended September 30, 2020 by approximately $3 million and $5 million, respectively, compared to the same periods in 2019. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute all changes in sales to volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality. Historically, our sales tend to be stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction. In comparison to the prior year, sales were weaker in the third quarter of 2020. We expect sales to continue to be weaker in the fourth quarter of 2020 as compared to the prior year due to reduced demand related to COVID-19.

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest raw material expenditures are for fiberglass, perlite, starch, waste paper, wood, wood fiber, aluminum, steel, pigments and clays. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. For the three and nine months ended September 30, 2020, lower costs for raw materials and energy positively impacted operating income by $1 million and $3 million, respectively, compared to the same periods in 2019.

Employees

As of September 30, 2020 and December 31, 2019, we had approximately 2,500 full-time and part-time employees.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 5 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2020	2019	Change is (Unfavorable)
Three Months Ended September 30,
Total consolidated net sales	$246.3	$277.1	(11.1)%
Operating income	$72.3	$113.3	(36.2)%

Nine Months Ended September 30,
Total consolidated net sales	$698.2	$791.2	(11.8)%
Operating income	$210.7	$255.2	(17.4)%

Consolidated net sales for the third quarter of 2020 decreased 11.1% over the same period in 2019 due to lower volumes of $28 million and unfavorable AUV of $3 million. Mineral Fiber net sales decreased by $32 million and Architectural Specialties net sales increased by $1 million. Consolidated net sales for the first nine months of 2020 decreased 11.8% due to lower volumes of $88 million and unfavorable AUV of $5 million. Mineral Fiber net sales decreased by $86 million and Architectural Specialties net sales decreased by $7 million. As previously noted, decreases in volumes for both our Mineral Fiber and Architectural Specialties segments were a result of lower market demand due to COVID-19, partially offset by the impact of our 2020 Acquisitions and 2019 Acquisitions in the Architectural Specialties Segment.

Cost of goods sold in the third quarter of 2020 was 63.0% of net sales, compared to 59.7% for the same period in 2019. Cost of goods sold in the first nine months of 2020 was 64.2% compared to 61.3% for the same period in 2019. The increase in cost of goods sold as a percent of net sales for the third quarter and first nine months of 2020 was primarily due to unfavorable AUV and the impact of the 2020 Acquisitions and 2019 Acquisitions, partially offset by improved manufacturing productivity and cost reduction actions. The unfavorable AUV was partially driven lower mix due to regional weakness in major metropolitan areas impacted by COVID-19.

SG&A expenses in the third quarter of 2020 were $41.0 million, or 16.6% of net sales, compared to $41.3 million, or 14.9% of net sales, for the same period in 2019. SG&A expenses in the first nine months of 2020 were $108.8 million, or 15.6% of net sales, compared to $134.3 million, or 17.0% of net sales, for the same period in 2019. The decrease in SG&A expenses for the third quarter

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of 2020 as compared to the same period in 2019 was driven primarily by a $3 million reduction in incentive based compensation and lower selling expenses, offset by an increase in SG&A expenses due to the impact of the 2020 Acquisitions and 2019 Acquisitions.

The decrease in SG&A expenses for the first nine months of 2020 in comparison to the same period in 2019 was due to a $20 million decrease in legal and professional fees, driven by expenses and attorney’s fees incurred in the first quarter of 2019 under a settlement agreement with Roxul, USA, Inc. (“Rockfon”), a $5 million reduction in incentive based compensation and $4 million increase in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf.  These decreases in SG&A expenses were partially offset by an increase in SG&A expenses due to the impact of the 2020 Acquisitions and 2019 Acquisitions.

The gain related to the sale of fixed and intangible assets in the third quarter and first nine months of 2020 was due to the sale of our idled mineral fiber plant in China, which was reported within our Unallocated Corporate segment.

Equity earnings from our WAVE joint venture were $15.2 million in the third quarter of 2020, compared to $42.9 million in the third quarter of 2019. Equity earnings from our WAVE joint venture were $48.2 million in the first nine months of 2020 compared to $83.0 million in the first nine months of 2019. Consistent with our results, demand for WAVE’s products were significantly impacted by COVID-19 throughout the third quarter of 2020. The decrease in WAVE earnings in both periods was primarily related to lower volumes and unfavorable AUV, partially offset by lower steel costs. Also contributing to the decrease in equity earnings was a $25.5 million increase in WAVE equity earnings in the third quarter of 2019, representing our 50% share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses, net of a $4 million write-off related to our WAVE fresh-start reporting for customer relationships and developed technology intangible assets, and an increase in selling and administrative charges from AWI and Worthington Industries, Inc for the three and nine months ended September 30, 2020. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $6.1 million in the third quarter of 2020, compared to $11.7 million in the third quarter of 2019. Interest expense was $18.7 million in the first nine months of 2020 compared to $31.6 million in the first nine months of 2019. The decrease in both periods was primarily due to lower average borrowings outstanding and lower interest rates, which were a result of the refinancing of our credit facility on September 30, 2019.

Other non-operating income, net, was $3.2 in the third quarter of 2020 compared to $5.1 million in the third quarter of 2019. The decrease primarily related to a $2 million special termination benefit charge recorded in the third quarter of 2020 related to our RIP. Other non-operating expense, net, was $361.8 million in the first nine months of 2020, compared to $16.0 million of income, net, in the first nine months of 2019.  The increase in expense was primarily related to the $374.4 million settlement loss and the $2 million special termination benefit charge, both related to our RIP. See Note 16 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $15.2 million in the third quarter of 2020 compared to $16.0 million in the third quarter of 2019. The effective tax rate for the third quarter of 2020 was 21.9% as compared to 15.0% for the same period of 2019. The effective tax rate was higher primarily due to the absence of a beneficial tax impact of our share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses and the absence of a benefit related to a statute closure, both recognized in 2019. These rate increases were both partially offset by the current year tax benefit related to the sale of our mineral fiber plant in China.

Income tax benefit was $50.9 million in the first nine months of 2020 compared to $48.8 million of income tax expense in the first nine months of 2019. Excluding the impact of the pension settlement that occurred in the first quarter of 2020, income tax expense was $45.0 million in the first nine months of 2020. The effective tax rate was 30.0% in the first nine months of 2020 compared to 20.4% in the same period of 2019. The effective tax rate was higher than the same period in 2019 primarily due to the tax effects of our first quarter of 2020 pension settlement and the absence of benefits related to the WAVE gain on sale and statute closure from 2019, partially offset by the benefits recognized on the sale of our mineral fiber plant in China.

Total Other Comprehensive Loss (“OCL”) was $5.5 million in the third quarter of 2020 compared to Total Other Comprehensive Income (“OCI”) of $81.4 million in the third quarter of 2019. Total OCI was $266.3 million in the first nine months of 2020 compared to $79.9 million in the first nine months of 2019. The change in OCI in the third quarter of 2020 compared to the same period in 2019 was primarily driven by foreign currency translation adjustments, primarily $81.2 million of foreign currency translation adjustments that were reclassified out of Accumulated Other Comprehensive Income (“AOCI”) concurrent with the Sale in third quarter of 2019. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. The change in OCI in the first nine months of 2020 was primarily driven by pension and postretirement adjustments, primarily a $374.4 million partial settlement loss related to our RIP, partially offset by the absence of the aforementioned reclassification of foreign currency translation adjustments related to the Sale in the third quarter of 2019. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Also impacting the change in OCI in both periods were derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2020	2019	Change is (Unfavorable)
Three Months Ended September 30,
Total segment net sales	$187.3	$218.6	(14.3)%
Operating income	$58.1	$103.5	(43.9)%

Nine Months Ended September 30,
Total segment net sales	$542.9	$629.4	(13.7)%
Operating income	$173.7	$230.5	(24.6)%

Net sales decreased in the third quarter of 2020 due to lower volumes of $29 million and unfavorable AUV of $3 million. The decrease in net sales in the first nine months of 2020 was due to lower volumes of $81 million and unfavorable AUV of $5 million. The decreases in volumes were driven by a significant decrease in demand due to the COVID-19 pandemic. The unfavorable AUV was partially driven by lower mix due to regional weakness in major metropolitan areas impacted by COVID-19.

Operating income decreased in the third quarter of 2020 primarily due to a $28 million reduction in WAVE equity earnings, a $20 million negative impact due to lower volumes, and a $5 million impact from lower AUV. Partially offsetting these decreases to operating income was a $6 million reduction in manufacturing costs and a $2 million reduction in incentive compensation expenses.

Operating income decreased in the first nine months of 2020 primarily due to a $56 million negative impact due to lower volumes, a $35 million reduction in WAVE equity earnings and a $15 million impact from lower AUV. Partially offsetting these decreases to operating income was a $20 million decrease in legal and professional fees incurred in the first quarter of 2019 under a settlement agreement with Rockfon, a $19 million reduction in manufacturing costs, a $6 million reduction in incentive compensation expenses and a $4 million increase in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf.

Architectural Specialties

(dollar amounts in millions)

	2020	2019	Change is Favorable/(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$59.0	$58.5	0.9%
Operating income	$9.1	$11.6	(21.6)%

Nine Months Ended September 30,
Total segment net sales	$155.3	$161.8	(4.0)%
Operating income	$20.9	$30.3	(31.0)%
Net sales increased $1 million in the third quarter of 2020 and decreased $7 million for the first nine months of 2020.  Net sales in both periods were negatively impacted by a reduction in demand across almost all product categories and geographies as a result of the COVID-19 pandemic. Net sales for the third quarter and first nine months of 2020 increased $8 million and $15 million, respectively, due to the impact of the 2020 Acquisitions and 2019 Acquisitions.

Operating income in the third quarter and first nine months of 2020 decreased due to the impact of lower sales, excluding the impact of the 2020 Acquisitions and 2019 Acquisitions.  Also contributing to the decrease in operating income was additional amortization expense related to the 2020 Acquisitions and the 2019 Acquisitions.

Unallocated Corporate

Unallocated corporate operating income was $5 million in the third quarter of 2020 compared to $2 million of operating loss in the same period of 2019. Unallocated corporate operating income was $16 million in the first nine months of 2020 compared to $6 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of operating loss in the first nine months of 2019. The increase in both periods was primarily due to the gain related to the sale of our idled mineral fiber plant in China. See Note 2 to the Condensed Consolidated Financial Statements for further information.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations for the comparable 2019 period.

Operating activities in the first nine months of 2020 provided $148.4 million of cash, compared to $121.4 million in the first nine months of 2019. The increase was primarily due to higher cash earnings, partially offset by lower tax payments.

Net cash used for investing activities was $52.2 million in the first nine months of 2020, compared to $70.9 million in the first nine months of 2019. Cash used for investing activities decreased in comparison to 2019 due to lower payments to Knauf, proceeds from the sale of our idled mineral fiber plant in China in the first nine months of 2020 and lower purchases of property, plant and equipment, partially offset by the remittance of Knauf proceeds to WAVE in the first nine months of 2020 and an increase in cash paid for acquisitions.

Net cash used for financing activities was $2.5 million in the first nine months of 2020, compared to $289.0 million in the first nine months of 2019. The favorable change of cash was primarily due to decreased debt payments and lower repurchases of outstanding common stock, partially offset by a reduction in proceeds from borrowings.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year. We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed. As of September 30, 2020, total borrowings outstanding under our senior credit facility were $185.0 million under the revolving credit facility and $500.0 million under Term Loan A. As of September 30, 2020, we had a $25.0 million letter of credit facility, also known as our bi-lateral facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of September 30, 2020, we were in compliance with all covenants of the senior credit facility and currently do not expect any covenant violations due to the impacts of COVID-19.

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

As of September 30, 2020, we had $138.8 million of cash and cash equivalents, $127.1 million in the U.S and $11.7 million in various foreign jurisdictions, primarily Canada.

During the third quarter of 2020, we repaid $30.0 million under our Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) which matured in September 2020. Interest on borrowings under this amended facility was calculated at a 90-day commercial paper rate. Under this facility, we sold accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC were not available to the general creditors of AWI. ARC used this facility to borrow cash or issue letters of credit. When ARC borrowed cash under this facility, ARC sold an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We had the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility were reported as debt in the Condensed Consolidated Balance Sheets. Borrowings under this facility were obligations of ARC and not AWI.  ARC contracted with and paid a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program were continuously purchased by ARC with the proceeds from collections of receivables previously purchased. There were no borrowings outstanding under this facility as of December 31, 2019.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements.  Letters of credit are currently arranged through our revolving credit facility and our bi-lateral facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities:

	September 30, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

As of September 30, 2020, we had $138.8 million of cash and cash equivalents and $315.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facilities, will be adequate to address our near-term liquidity needs. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We continue to evaluate reductions in discretionary spending, capital expenditures and other costs.

CONTRACTUAL OBLIGATIONS

Information related to our contractual obligations at December 31, 2019 can be found in our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019, Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Our long-term debt obligations as of September 30, 2020 increased by $70.7 million, primarily due to additional borrowings under our revolving credit facility, net of repayments. During the third quarter of 2020, we recorded $15.9 million of contingent consideration payable related to the acquisitions of Moz and Turf which will be paid out upon achievement of future performance objectives. See Note 4 to the Condensed Consolidated Financial Statements for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2020, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 21 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

Public health epidemics or pandemics, such as the COVID-19 outbreak, could have a material adverse effect on our financial condition, liquidity or results of operations.

The COVID-19 outbreak has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health epidemics, impacts our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future); government actions taken in response to the pandemic; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the recent COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. Any of these events could have material adverse effect on our financial condition, liquidity or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2020	-	$-	-	$603,779,225
August 1 – 31, 2020	60	$71.24	-	$603,779,225
September 1 – 30, 2020	123	$69.63	-	$603,779,225
Total	183		-

(1)

Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

On July 29, 2016, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $150.0 million of our outstanding shares of common stock through July 31, 2018 (the “Program”).  On October 30, 2017, we announced that our Board of Directors had approved an additional $250.0 million authorization to repurchase shares under the Program. The Program was also extended through October 31, 2020. On July 31, 2018, we announced that our Board of Directors had approved an additional $300.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $700.0 million, excluding commissions. On July 28, 2020, we announced that our Board of Directors had approved an additional $500.0 million authorization to repurchase shares, increasing the total authorized amount under the Program to $1,200.0 million, excluding commissions, and extending the Program through December 31, 2023. The Program was temporarily suspended in the first quarter of 2020 in response to uncertainties surrounding COVID-19. On October 21, 2020, we elected to restart the Program and currently have $603.8 million remaining under the Board’s repurchase authorization.

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

During the nine months ended September 30, 2020, we repurchased 0.4 million shares under the Program for a total cost of $34.4 million, excluding commissions, or an average price of $89.99 per share. Since inception, through September 30, 2020, we have repurchased 9.6 million shares under the Program for a total cost of $596.2 million, excluding commissions, or an average price of $62.13 per share.

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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on April 17, 2020, wherein it appeared as Exhibit 3.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

†	Filed herewith.

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

Date:  October 27, 2020