Form 10-K
period 2020-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2021-02-23
CIK 7431

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($77.96 per share) on the New York Stock Exchange (trading symbol AWI) as of June 30, 2020 was approximately $3.7 billion.  As of February 17, 2021, the number of shares outstanding of the registrant's Common Stock was 47,788,314.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2021 annual meeting of shareholders, to be filed no later than April 30, 2021 (120 days after the last day of our 2020 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

When we refer to “AWI,” the “Company,” “we,” “our” and “us”, we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results; the impacts of COVID-19 on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization (as discussed below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

Risks Related to Our Operations

•	key customers;
•	availability and costs of raw materials and energy;
•	Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc;
•	costs savings and productivity initiatives;
•	labor;

Risks Related to Our Strategy

•	strategic transactions;
•	digitalization initiatives and new technology;

Risks Related to Financial Matters

•	negative tax consequences;
•	covenants in our debt agreements;
•	our indebtedness;
•	our liquidity;
•	defined benefit plan obligations;
•	the tax consequences of the separation of our flooring business from our ceilings business;

Risks Related to Legal and Regulatory Matters

•	environmental matters;
•	litigation;
•	claims;
•	sustainability;
•	intellectual property rights;
•	international operations;

Risks Related to General Economic and Other Factors

•	economic conditions;
•	construction activity;
•	competition;
•	customer consolidation;
•	geographic concentration;
•	information technology disruptions and cybersecurity breaches;
•	dividend payments;
•	public health epidemics or pandemics (like COVID-19); and

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

As an Americas-based ceilings and walls company, we are focused on driving profitable topline growth by growing our core business and expanding into new, adjacent business categories and sectors. Our key strategic initiatives aim to align to these objectives and leverage our strengths. Our initiatives are designed to enable us to: (i) lead in innovation and launch new products; (ii) expand our portfolio of solutions and manufacturing capabilities through a pipeline of acquisitions, partnerships and alliances, as well as new programs focused on the sustainability of our products and operations; (iii) lead in solutions design; (iv) expand category and sector access within the commercial and residential construction markets; (v) build and deliver compelling value propositions; and (vi) optimize service to our customers.

Through our expanding architectural specialties offerings, bolstered by our recent acquisitions, our continuously evolving innovative core ceilings portfolio, including our Healthy Spaces products, Total Acoustics® solutions and Sustain® family of products; and our development of digitally enabled systems and tools, we are increasing our capabilities to sell into more spaces and sell more into every space.

Acquisitions

In December 2020, we acquired all of the issued and outstanding equity of Arktura LLC (“Arktura”) and certain subsidiaries with operations in the United States and Argentina. Arktura is a designer and fabricator of metal and felt ceilings, walls, partitions and facades with one manufacturing facility based in Los Angeles, California.

In August 2020, we acquired the business and assets of Moz Designs, Inc. (“Moz”), based in Oakland, California. Moz is a designer and fabricator of custom architectural metal ceilings, walls, dividers and column covers for interior and exterior applications with one manufacturing facility.

In July 2020, we acquired all of the issued and outstanding capital stock of TURF Design, Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products.

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

The operations, assets and liabilities of these acquisitions are included in our Architectural Specialties segment.

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the

Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During 2020, we remitted $25.9 million to WAVE for their remaining portion of the proceeds from Knauf. Also during 2020, WAVE paid each of AWI and Worthington dividends of $13.0 million relating to these payments. During the third quarter of 2020, we remitted $6.4 million to Knauf for working capital and other adjustments. In January 2021, we finalized the post-closing adjustments to purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the fourth quarter of 2020, we recorded a $12.0 million loss primarily related to this purchase price adjustment, which is reflected within accounts payable and accrued expenses as of December 31, 2020.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of a buyer of certain businesses divested by Knauf, pursuant to which we provided certain transition technology, finance and information technology support services. The Transition Services Agreement expired in 2020. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they, and the buyers of certain businesses divested by Knauf, license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

The EMEA and Pacific Rim segment historical financial results through September 30, 2019 have been reflected in AWI’s Consolidated Statements of Operations and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Consolidated Balance Sheet as of December 31, 2019.

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

Commercial Construction.  Our revenue opportunities come from new construction as well as renovation of existing buildings.  Renovation work (also known as replacement/remodel) is estimated to represent the majority of the commercial market opportunity.  Most of our revenue comes from the following sectors of commercial construction – office, education, transportation, healthcare and retail.  We monitor U.S. construction starts and project activity.  Our revenue from new construction can lag behind construction starts by as much as 24 months.  We also monitor office vacancy rates, the Architecture Billings Index, state and local government spending, gross domestic product (“GDP”) and general employment levels, which can indicate movement in renovation and new construction opportunities.  We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction.  Additionally, we believe that customer preferences for product type, style, color, performance attributes (such as acoustics, sustainability and health attributes), availability, affordability and ease of installation also affect our revenue.

In our Mineral Fiber segment, we estimate that a majority of our commercial construction market sales are used for existing building renovation purposes by end-users of our products.  In our Architectural Specialties segment, we estimate that a majority of our commercial market sales are used for new building construction by end-users of our products. The end-use of our products is based on management estimates as such information is not easily determinable.

Residential Construction.  We also sell mineral fiber products for use in single and multi-family housing. We estimate that existing home renovation work represents the majority of the residential construction market opportunity.  Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence.

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

In 2020, approximately 70% of our consolidated net sales are to distributors.  Sales to large home centers accounted for approximately 10% of our consolidated net sales.  Our remaining sales are primarily to direct customers and retailers.

Gross sales to commercial distributors GMS Inc. and Foundation Building Materials, Inc. totaled $370.3 million and individually exceeded 10% of our consolidated gross sales in 2020. These sales were included within our Mineral Fiber and Architectural Specialties segments.

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

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business.  The principal raw materials include: clays, felt, fiberglass, perlite, pigment, recycled paper, starch, wood and wood fiber.  We manufacture most of the production needs for mineral wool at one of our manufacturing facilities.  Finally, we use aluminum and steel in the production of metal ceilings by us and by WAVE, our joint venture that manufactures ceiling grid.

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

Sourced Products

Some of the products that we sell are sourced from third parties.  Our primary sourced products include specialty ceiling products.  We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Europe and the Pacific Rim.  Sales of sourced products represented approximately 9% of our total consolidated revenue in 2020.

In general, we believe we have adequate supplies of sourced products.  However, we cannot guarantee that the supply will remain adequate.

Seasonality

Generally, our sales tend to be stronger in the second and third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction. In comparison to the prior year, sales were weaker in the second through fourth quarters of 2020 due to reduced demand related to COVID-19. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information.

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

Certain of our trademarks, including without limitation,  , Armstrong®, 24/7 Defend™, ACOUSTIBuilt™, AirAssure™, Airtite®, Arktura®, Calla®, Cirrus®, Cortega®, DESIGNFlex®, Dune™, Feltworks®, Humiguard®, Infusions®, InvisAcoustics™, Kanopi™, Lyra®, MetalWorks™, Moz™, Optima®, Plasterform™, Soundscapes®, Sustain®, Tectum®, Total Acoustics®, Turf®, Ultima®, and WoodWorks®, are important to our business because of their significant brand name recognition.  Registrations are generally for fixed, but renewable, terms.

In connection with the separation and distribution of our former flooring business into a separate publicly-traded company, Armstrong Flooring, Inc. (“AFI”), in 2016, we entered into several agreements with AFI that, together with a plan of division, provided for the separation and allocation of assets between AWI and AFI.  These agreements include a Trademark License Agreement and a Transition Trademark License Agreement.  Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to utilize the “Armstrong” trade name and logo.  Pursuant to the Transition Trademark License Agreement, AFI provided us with a royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme, which expires December 31, 2021.

In connection with the closing of the Sale, we entered into a royalty-free intellectual property License Agreement with Knauf for its benefit (and, under sublicense, to the buyers of certain businesses divested by Knauf) under which they license certain patents, trademarks and know-how from us for use in certain licensed territories.

We review the carrying value of indefinite-lived trademarks at least annually for potential impairment.  See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information.

Sustainability and Environmental Matters

As a leading building products manufacturer, we are committed to operating sustainably across all areas of our business. This commitment is reflected in our ongoing initiatives to design and develop sustainable ceiling and wall products and solutions for every space. Sustainability in our business reflects our mission to make a difference in the lives of people where they live, work, learn, heal and play. Sustainability is designed to support our strategic priorities, align with stakeholder interests, and be visible and measurable.

Our sustainability function is organized around three program “pillars”: People, Planet and Product.

Under the People pillar of our program, we are broadly focused on increasing our engagement in the communities where we operate, evaluating our benefits and compensation structure for all levels of the organization, promoting and maintaining a diverse, talented and growing workforce, encouraging and protecting human rights, and creating a safe working environment for our employees.

Under the Planet pillar of our program, we are broadly focused on reducing our greenhouse gas footprint, reducing or recapturing water in our operations, and reducing waste in our operations. These efforts include our ceilings recycling program, which diverts reclaimed ceiling tiles from landfills, and our reduction of our environmental operating footprint. Additionally, we are committed to complying with all environmental laws and regulations that are applicable to our operations.

Under the Product pillar of our program, we are broadly focused on ensuring our products are free of chemicals of concern, reducing our products’ water and greenhouse gas footprint, and continuing to invest in solutions that meet customer demand for building products that align with their sustainability goals. We expect that there will be increased demand over time for products, systems and services that meet evolving regulatory and customer sustainability standards and preferences and decreased demand for products that produce significant greenhouse gas emissions. We also believe that our ability to continue to provide these products, systems and services to our customers, including through our Sustain® portfolio, will be necessary to maintain our competitive position in the marketplace.

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

Human Capital

Workforce Demographics.  As of December 31, 2020 and 2019, we had approximately 2,700 and 2,500 full time and part time employees, respectively. The increase in employees was primarily attributable to the acquisitions of Arktura, Moz and Turf during 2020. During 2020, our total voluntary and involuntary turnover rates were approximately 5% and 3%, respectively, for non-production employees and 12% and 6%, respectively, for production employees.

As of December 31, 2020, approximately 59% of our approximately 1,300 production employees in the U.S. were represented by labor unions.  Collective bargaining agreements covering approximately 500 employees at two U.S. plants will expire during 2021. We believe that our relations with our employees are constructive and positive.

Employee Health and Safety.  Safety is a core value at Armstrong and our culture is committed to making safety a personal core value for every employee.  Our overall goal is to eliminate workplace injuries. We promote and foster an environment of empowerment and sharing throughout the company at all levels and in all locations. We engage our employees on safety with a focus on risk identification and elimination and through various leading indicators. We track Occupational Safety and Health Administration (“OSHA”) recordable injuries and lost time rates by location monthly. We establish safety targets annually, which are tracked and reported to leadership monthly and reviewed with our Board of Directors.

We offer competitive health and wellness benefits to eligible employees and periodically conduct analyses of plan utilization to further tailor our employee benefits to meet their ongoing needs. In response to COVID-19, we continue to follow guidelines from governmental and local health authorities across our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, enhancing cleaning and sanitizing procedures, and social distancing. Employees who can meet our customer commitments remotely are doing so, and a significant portion of our workforce began teleworking in mid-March 2020 and were continuing to telework as of December 31, 2020. During 2020, we implemented an Emergency Paid Leave policy for all employees which expired on December 31, 2020. This policy granted additional paid time off for any employee impacted by COVID-19. We implemented a COVID Leave Program effective January 1, 2021 that continues to provide similar benefits for employees impacted by COVID-19.

Diversity and Inclusion.  We continue to take steps to expand our role as an employer that champions diversity and inclusion, as we believe it is a key to our future success. This commitment is most recently reflected in the goals of the People Pillar of our Sustainability program, which is being led by our VP Talent Sustainability, who was hired in 2020. We measure gender and racial/ethnic representation and are focusing on our incoming new hires to assist in increasing diversity within the company. In addition, we are committed to engaging in events and outreach that align with our goals to enhance our diversity and inclusion. Our strategy to grow our diversity over time includes (1) providing annual training to employees on diversity and inclusion topics, (2) demonstrating year over year improvement in the diversity of our organization measured by representation of female, minorities and veterans at every level of the organization, and (3) providing employees an annual opportunity to share their views on topics that matter to them.

Research & Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness.  Principal R&D functions include the development and improvement of products and manufacturing processes.

Legal and Regulatory Proceedings

Regulatory activities of particular importance to our operations include proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state Superfund and similar type environmental laws governing existing or potential environmental contamination at two domestically owned locations allegedly resulting from past industrial activity. We are one of several potentially responsible parties in these matters and have agreed to jointly fund required investigation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

From time to time, we are involved in various other lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters. In connection with those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  When applicable and appropriate, we will pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands.  While complete assurance cannot be given to the outcome of any proceedings relating to these matters, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Liabilities of $1.2 million and $1.6 million as of December 31, 2020 and December 31, 2019, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.  See Note 27 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

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

Risks Related to Our Operations

Sales fluctuations to and changes in our relationships with key customers could have an adverse effect on our financial condition, liquidity or results of operations.

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

The performance of our WAVE joint venture is important to our financial results.  Changes in the demand for, or quality of, WAVE products, or in the operational or financial performance of the WAVE joint venture, could have an adverse effect on our financial condition, liquidity or results of operations.  Similarly, if there is a change with respect to our joint venture partner that adversely impacts its relationship with us, WAVE’s performance could be adversely impacted.

Our equity investment in our WAVE joint venture remains important to our financial results. WAVE’s markets are highly competitive and changes in the demand for, or quality of, WAVE products, or in the operational or financial performance of the WAVE joint venture, could have a material adverse effect on its financial condition, liquidity or results of operations. Similarly, the availability and cost of raw materials, packaging materials, energy and sourced products are critical to WAVE’s operations and its results of operations.

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

Increased costs of labor, labor disputes, work stoppages or union organizing activity could delay or impede production and could have an adverse effect on our financial condition, liquidity or results of operations.

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

Risks Related to Our Strategy

We may pursue strategic transactions, including mergers, acquisitions, joint ventures, strategic alliances or other investments, which could create risks and present unforeseen integration obstacles or costs, any of which could have an adverse effect our financial condition, liquidity or results of operations.

We regularly evaluate potential mergers, acquisitions, joint ventures, strategic alliances or other investments that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities. Any such strategic transaction involves a number of risks, including potential disruption of our ongoing business and distraction of management, difficulty with integrating or separating personnel and business operations and infrastructure, and increasing or decreasing the scope, geographic diversity and complexity of our operations.  Strategic transactions could involve payment by us of a substantial amount of cash, assumption of liabilities and indemnification obligations, regulatory requirements, incurrence of a substantial amount of debt or issuance of a substantial amount of equity.  Certain strategic opportunities may not result in the consummation of a transaction or may fail to realize the intended benefits and synergies.  If we fail to identify, consummate and integrate our strategic transactions in a timely and cost-effective manner, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Risks Related to Financial Matters

Negative tax consequences can have an unanticipated effect on our financial results.

We are subject to the tax laws of the many jurisdictions in which we operate.  The tax laws are complex, and the manner in which they apply to our operations and results is sometimes open to interpretation.  Our income tax (benefit) expense and reported net (loss) income may fluctuate significantly, and may be materially different than forecasted or experienced in the past.  Our financial condition, liquidity, results of operations or tax liability could be adversely affected by changes in effective tax rates, changes in our overall profitability, changes in tax legislation, the results of examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

Our financial condition, liquidity, results of operations or tax liability could also be adversely affected by changes in the valuation of deferred tax assets and liabilities. We have substantial deferred tax assets related to U.S. domestic foreign tax credits (“FTCs”), capital loss carryforwards, and state net operating losses (“NOLs”), which are available to reduce our U.S. income tax liability and to offset future state taxable income.  However, our ability to utilize the current carrying value of these deferred tax assets may be impacted as a result of certain future events, such as changes in tax legislation and insufficient future taxable income prior to expiration of the FTCs, capital loss carryforwards, and NOLs.

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

Our indebtedness may adversely affect our cash flow and our ability to operate and invest in our business, execute on our strategic initiatives and declare dividends on our capital stock.

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

•	restrict our ability to pay dividends on our capital stock;
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness; and
•	adversely affect our credit ratings, if any.

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

In the aggregate, our U.S. pension plans were overfunded by $79.0 million as of December 31, 2020.  Our unfunded U.S. postretirement plan liabilities were $81.4 million as of December 31, 2020.  If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

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

Risks Related to Legal and Regulatory Matters

We may be subject to liability under, and may make substantial future expenditures to comply with, environmental laws and regulations, which could have an adverse effect on our financial condition, liquidity or results of operations.

We are actively involved in environmental investigation and remediation activities relating to two domestically owned locations allegedly resulting from past industrial activity, for which our ultimate liability may exceed the currently estimated and accrued amounts.  See Note 27 to the Consolidated Financial Statements for further information related to our current environmental matters and the potential liabilities associated therewith. It is also possible that we could become subject to additional environmental matters and corresponding liabilities in the future.

The building materials industry has been subject to claims relating to raw materials such as silicates, polychlorinated biphenyl (“PCB”), polyvinyl chloride (“PVC”), formaldehyde, fire-retardants and claims relating to other issues such as mold and toxic fumes, as well as claims for incidents of catastrophic loss, such as building fires.  We have not received any significant claims involving our raw materials or our product performance; however, product liability insurance coverage may not be available or adequate in all circumstances to cover claims that may arise in the future.

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

We currently maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels.  In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities.  If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact. We cannot assure that the outcome of all current or future claims will not have a material adverse effect on our financial condition, liquidity or results of operations.

Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

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

Risks Related to General Economic and Other Factors

Unstable market and economic conditions could have an adverse impact on our financial condition, liquidity or results of operations.

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

•

the value of investments underlying our defined benefit pension plan may decline, which could result in negative plan investment performance and additional charges which may involve significant cash contributions to the plan, to meet obligations or regulatory requirements; and

•

our asset impairment assessments and underlying valuation assumptions may change, which could result from changes to estimates of future sales and cash flows that may lead to substantial impairment charges.

Continued or sustained deterioration of economic conditions would likely exacerbate and prolong these adverse effects.

Our business is dependent on commercial construction activity in North America. Downturns in construction activity could have an adverse effect on our financial condition, liquidity or results of operations.

Our business has greater sales opportunities when construction activity is strong and, conversely, have fewer opportunities when such activity declines.  The cyclical nature of commercial and residential construction activity, including construction activity funded by the public sector, tends to be influenced by prevailing economic conditions, including the rate of growth in gross domestic product, prevailing interest rates, government spending patterns, business, investor and consumer confidence and other factors beyond our control.  Prolonged downturns in construction activity could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Our customers consider product performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, from acoustical solutions to other ceiling and wall products, for example, whether for performance or styling preferences or our inability to develop and offer new competitive performance features could have an adverse effect on our sales. Similarly, our ability to identify, protect and market new and innovative solutions is critical to our long-term growth strategy, namely to sell into more spaces and sell more solutions in every space. If our competitors offer discounts on certain products or provide new or alternative offerings that the marketplace perceives as more cost-effective, it could adversely affect our price realization. Any broad-based change to our price realization could materially impact our financial condition, liquidity or results of operations.

Customer consolidation, and competitive, economic and other pressures facing our customers, and our potential failure to attract new customers in our markets, may negatively impact our operating margins and profitability.

A number of our customers, including distributors and contractors, have consolidated in recent years and consolidation could continue. Further consolidation could impact margin growth and profitability as larger customers may realize certain operational and other benefits of scale. The economic and competitive landscape for our customers is constantly changing, and our customers' responses to those changes could impact our business. These factors could have a material adverse impact on our business, financial condition or results of operations.

The geographic concentration of our business could subject us to greater risk than our competitors and could have an adverse effect on our financial condition, liquidity or results of operations.

As a result of the divestiture of our Europe, Middle East and Africa (including Russia) and Pacific Rim businesses to Knauf International GmbH, we primarily operate in the United States, Canada and Latin America.  Our concentrated operations in the Americas could subject us to a greater degree of risk relative to our global, diversified competitors. We are particularly vulnerable to adverse events (including acts of terrorism, natural disasters, weather conditions, labor market disruptions and government actions) and economic conditions in the United States, Canada and Latin America. Adverse events or conditions in these geographic areas could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We could also experience a disruption of service or a compromise of our information security due to technical system flaws, clerical, data input or record-keeping errors, migration to new systems, or tampering or manipulation of our systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops and smartphones, which are particularly vulnerable to loss and theft. Any security breach or compromise of our information systems could significantly damage our reputation, cause the disclosure of confidential customer, employee, supplier or company information, including our intellectual property, and result in significant losses, litigation, fines and costs. The security measures we have implemented to protect against unauthorized access to our information systems and data may not be sufficient to prevent breaches. The regulatory environment related to information security, data collection and privacy is evolving, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

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

Since December 2018, our Board of Directors has declared a quarterly dividend on our common stock. The payment of any future cash dividends to our shareholders is not guaranteed and will depend on decisions that will be made by our Board of Directors based upon our financial condition, results of operations, business requirements and a determination that the declaration of cash dividends is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the payment of dividends.

Since July 2016, our Board of Directors has approved share repurchases up to a total of $1,200.0 million. Repurchases under the program may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The program does not obligate the company to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. Furthermore, there can be no assurance that we will be able to repurchase our common stock and we may discontinue plans to repurchase common stock at any time.

Public health epidemics or pandemics, such as the COVID-19 outbreak, could have an adverse effect on our financial condition, liquidity or results of operations.

The COVID-19 outbreak has created significant volatility, uncertainty and economic disruption. The extent to which COVID-19, or other public health epidemics, impacts our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future); government actions taken in response to the pandemic; the availability and distribution of vaccinations; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. For example, while many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. Any of these events could have material adverse effect on our financial condition, liquidity or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own a 100-acre, multi-building campus in Lancaster, Pennsylvania comprising the site of our corporate headquarters and most of our non-manufacturing operations.

As of December 31, 2020, we had 16 manufacturing plants in two countries, with 14 plants located throughout the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018. We have two plants in Canada. During 2020, as part of our acquisition of Turf, we acquired a plant in Illinois and, as part of our acquisitions of Moz and Arktura, we acquired two additional plants in California. During 2020, we sold our idled plant in China, which had been classified as an asset held for sale.

WAVE operates six additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Eight of our plants are leased and the remaining eight are owned.

Operating Segment	Number of Plants	Location of Principal Facilities

Mineral Fiber	6	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania and West Virginia)
Architectural Specialties	10	U.S. (California, Illinois, Missouri and Ohio), Canada (Quebec and Ontario)

Sales and administrative offices are leased and/or owned, and leased facilities are utilized to supplement our owned warehousing facilities.

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

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.”  As of February 17, 2021, there were 217 holders of record of AWI’s common stock.

Dividends are payable when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments,” which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. We declared dividends on a quarterly basis, totaling $0.81 per share in 2020. On February 17, 2021, our Board of Directors declared a dividend of $0.21 per common share outstanding. The dividend will be paid on March 18, 2021, to shareholders of record as of the close of business on March 4, 2021. For further discussion of the debt agreements, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Risk Factors in Item 1A in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31, 2020	645	$60.51	-	$603,779,225
November 1 – 30, 2020	30,000	$78.57	30,000	$601,422,060
December 1 – 31, 2020	96,907	$79.18	96,523	$593,779,245
Total	127,552		126,523
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

Since July 29, 2016, our Board of Directors has approved our share repurchase program pursuant to which we are currently authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). The Program was temporarily suspended in the first quarter of 2020 in response to uncertainties surrounding COVID-19. On October 21, 2020, we elected to restart the Program and had $593.8 million remaining under the Board’s repurchase authorization as of December 31, 2020.

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

During 2020, we repurchased 0.5 million shares under the Program for a cost of $44.4 million, excluding commissions, or an average price of $87.27 per share. Since inception, we have repurchased 9.7 million shares under the Program for a cost of $606.2 million, excluding commissions, or an average price of $62.35 per share.

ITEM 6.	SELECTED FINANCIAL DATA

In January 2021, the SEC adopted rule amendments to Item 302(a) of Regulation S-K which eliminates the requirement for registrants to furnish selected financial data in comparative tabular form for each of the last five fiscal years. The rule amendments became effective on February 10, 2021 and compliance is required beginning with the fiscal year ending on or after August 9, 2021. Early adoption in filings made after February 10, 2021 is permitted and we have elected to early adopt this amendment.

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

COVID-19

The impact of the COVID-19 outbreak on our future consolidated results of operations is uncertain. We experienced a significant decrease in customer demand within both segments during the second through fourth quarters of 2020 due to COVID-19. Specifically, we noted delays in construction driven by temporary closures of non-life sustaining businesses, with the most significant impacts in major metropolitan areas impacted by COVID-19. We experienced less of a comparative decline in net sales during the third and fourth quarters of 2020 compared to the second quarter of 2020, as construction resumed across many parts of the U.S. In response to COVID-19, we reduced capital expenditures and discretionary spending including compensation, travel and marketing expenses.

As of December 31, 2020, all of our manufacturing facilities were operational, excluding the St. Helens, Oregon facility which was idled prior to the COVID-19 outbreak. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental and local health authorities across all our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, enhancing cleaning and sanitizing procedures, and social distancing.

During the first quarter of 2020, we borrowed an additional $100.0 million from our revolving credit facility and $30.0 million from our accounts receivable securitization facility. During the second quarter of 2020, we repaid $65.0 million of the revolving credit facility borrowings and during the third quarter of 2020 we repaid $30.0 million in connection with the maturity of our accounts receivable securitization facility. Our share repurchase program was temporarily suspended in the first quarter of 2020 in response to uncertainties surrounding COVID-19. On October 21, 2020, we elected to restart the program and had $593.8 million remaining under our Board of Director’s repurchase authorization as of December 31, 2020. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during 2020 but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

Acquisitions

In December 2020, we acquired all of the issued and outstanding equity of Arktura LLC (“Arktura”) and certain subsidiaries with operations in the United States and Argentina. Arktura is a designer and fabricator of metal and felt ceilings, walls, partitions and facades with one manufacturing facility based in Los Angeles, California.

In August 2020, we acquired the business and assets of Moz Designs, Inc. (“Moz”), based in Oakland, California. Moz is a designer and fabricator of custom architectural metal ceilings, walls, dividers and column covers for interior and exterior applications with one manufacturing facility.

In July 2020, we acquired all of the issued and outstanding capital stock of TURF Design, Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products.

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

The operations, assets and liabilities of these acquisitions are included in our Architectural Specialties segment.

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During 2020, we remitted $25.9 million, respectively, to WAVE for their remaining portion of the proceeds from Knauf. Also during 2020, WAVE paid each of AWI and Worthington dividends of $13.0 million relating to these payments. During the third quarter of 2020, we remitted $6.4 million to Knauf for working capital and other adjustments. In January 2021, we finalized the post-closing adjustments to purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the fourth quarter of 2020, we recorded a $12.0 million loss primarily related to this purchase price adjustment, which is reflected within accounts payable and accrued expenses as of December 31, 2020.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of a buyer of certain businesses divested by Knauf, pursuant to which we provided certain transition technology, finance and information technology support services. The Transition Services Agreement expired in 2020. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they, and the buyers of certain businesses divested by Knauf, license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

The EMEA and Pacific Rim segment historical financial results through September 30, 2019 have been reflected in AWI’s Consolidated Statements of Operations and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Consolidated Balance Sheet as of December 31, 2019.

See Notes 5 and 6 to the Consolidated Financial Statements for additional information related to our acquisitions and discontinued operations.

Manufacturing Plants

As of December 31, 2020, we had 16 manufacturing plants in two countries, with 14 plants located within the U.S., which included our St. Helens, Oregon mineral fiber manufacturing facility, which closed in the second quarter of 2018.  We have two plants in Canada. During 2020, as part of our acquisition of Turf, we acquired a plant in Illinois and, as part of acquisitions of Moz and Arktura, we acquired two additional plants in California. During 2020, we sold our idled plant in China, which had been classified as an asset held for sale.

WAVE operates six additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection, aesthetic appeal and health attributes.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some geographies and for some customers, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We sell standard and customized products, and a portion of our Architectural Specialties revenues are derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty.  Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facility and income tax balances. Our Unallocated Corporate segment also includes all assets, liabilities, income and expenses formerly reported in our EMEA and Pacific Rim segments that were not included in the Sale.

Factors Affecting Revenues

For information on our segments’ 2020 net sales by geography, see Note 3 to the Consolidated Financial Statements included in this Form 10-K. For information on our segments’ 2020 net sales disaggregated by major customer groups, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in the commercial and residential construction markets. We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

We noted several factors and trends within our markets that directly affected our business performance during 2020, most importantly the aforementioned decrease in demand within both segments as a result of COVID-19. During 2020, we experienced an $87 million reduction in volumes compared to 2019. Revenues for our Architectural Specialties segment were also positively impacted by our 2019 acquisitions of ACGI and MRK (collectively, the “2019 Acquisitions”) and our 2020 acquisitions of Turf, Moz and Arktura (collectively, the “2020 Acquisitions”).  The following table presents the impact of the 2019 Acquisitions and the 2020 Acquisitions on our Architectural Specialties segment’s net sales (dollar amounts in millions):

	2020	2019
2019 Acquisitions	$29.6	$25.0
2020 Acquisitions	18.2	-
Total	$47.8	$25.0

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues. We estimate that unfavorable AUV decreased our total consolidated net sales for 2020 by approximately $14 million compared to 2019. See Results of Operations for further information. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

Seasonality. Historically, our sales tend to be stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction. In comparison to the prior year, sales were weaker in the second through fourth quarters of 2020 due to reduced demand related to COVID-19.

Factors Affecting Operating Costs

Operating Expenses.  Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest raw material expenditures are for aluminum, clays, felt, fiberglass, perlite, pigment, recycled paper, starch, steel, wood and wood fiber. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. In 2020, lower costs for raw materials and energy positively impacted operating income by $3 million, compared to 2019.

2020 Acquisition-Related Expenses

In connection with the 2020 Acquisitions, we incurred certain acquisition-related expenses in 2020, summarized as follows (dollar amounts in millions):

	2020	Acquisition	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income
Deferred revenue	$0.7	Moz and Turf	Net sales
Change in fair value of contingent consideration	0.1	Moz and Turf	SG&A expenses
Deferred cash and restricted stock expenses	0.5	Arktura	SG&A expenses
Backlog	1.4	Moz and Turf	SG&A expenses
Inventory	0.1	Turf	Cost of goods sold
	$2.8

The deferred revenue, backlog and inventory amounts reflect the post-acquisition expense associated with recording these liabilities and assets at fair value as part of purchase accounting. The estimated fair value of contingent consideration for Moz and Turf is remeasured at each reporting period. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees will be recorded over their respective service and vesting periods, as such payments are subject to the awardees’ continued employment with AWI. Purchase accounting expenses related to depreciation of fixed asset fair value adjustments and certain intangible asset amortization expenses have been excluded from the table above. See Note 5 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019.

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

2020 COMPARED TO 2019

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2020	2019	Change is Unfavorable
Total consolidated net sales	$936.9	$1,038.1	(9.7)%
Operating income	$254.8	$317.4	(19.7)%

Consolidated net sales decreased 9.7% due to lower volumes of $87 million and unfavorable AUV of $14 million. Mineral Fiber net sales decreased by $100 million and Architectural Specialties net sales decreased by $1 million. As previously noted, decreases in volumes for both our Mineral Fiber and Architectural Specialties segments were a result of lower market demand due to COVID-19, partially offset by the impact of our 2020 Acquisitions and 2019 Acquisitions in the Architectural Specialties segment. We experienced less of a comparative decline in net sales during the third and fourth quarters of 2020 compared to the second quarter of 2020, with sequential improvement in each quarter.

Cost of goods sold was 64.4% of net sales in 2020, compared to 61.9% in 2019.  The increase in cost of goods sold as a percent of net sales in comparison to 2019 was primarily due to unfavorable AUV and the impact of the 2020 Acquisitions and 2019 Acquisitions, partially offset by improved manufacturing productivity and cost reduction actions. The unfavorable AUV was partially driven by lower mix due to regional weakness in major metropolitan areas and due to changes in sales by customer group, both of which were impacted by COVID-19.

SG&A expenses in 2020 were $163.3 million, or 17.4% of net sales, compared to $174.3 million, or 16.8% of net sales, in 2019.  The decrease in SG&A expenses was due to a $20 million decrease in legal and professional fees, driven by expenses and attorney’s fees incurred in the first quarter of 2019 under a settlement agreement with Roxul, USA, Inc. (“Rockfon”), a $7 million reduction related to higher environmental insurance settlements, net of charges, a $6 million reduction in incentive-based compensation expenses and a $5 million reduction in travel expense. These decreases in SG&A expenses were partially offset by a $10 million charitable endowment level funding to the Armstrong Foundation, a $9 million increase in SG&A expenses due to the impact of the 2020 Acquisitions and 2019 Acquisitions, including intangible asset amortization, and a $9 million increase in business development costs and investments in digitally enabled systems and tools.

The gain related to the sale of fixed and intangible assets was due to the sale of our idled mineral fiber plant in China, which was reported with our Unallocated Corporate segment.

Equity earnings from our WAVE joint venture were $64.0 million in 2020, compared to $96.6 million in 2019.  Consistent with our results, demand for WAVE’s products were significantly impacted by COVID-19. The decrease in WAVE earnings was primarily related to lower volumes and unfavorable AUV and an increase in selling and administrative charges from AWI and Worthington Industries, Inc., partially offset by lower steel costs. Also contributing to the decrease in equity earnings was a $21 million increase in WAVE equity earnings in the third quarter of 2019, representing our 50% share of WAVE’s gain on sale of its discontinued European and Pacific Rim businesses, net of a $4 million write-off related to our WAVE fresh-start reporting for customer relationships and developed technology intangible assets. See Note 11 to the Consolidated Financial Statements for further information.

Interest expense was $24.1 million in 2020, compared to $38.4 million in 2019. The decrease in interest expense was primarily due to lower borrowings and decreases in LIBOR. Also impacting the decrease in interest expense was a lower spread on our borrowings and the write-off of unamortized debt financing cost in 2019, both of which were a result of the refinancing of our credit facility on September 30, 2019.

Other non-operating expense, net, was $357.4 million in 2020, compared to $20.4 million of income in 2019. The increase in expense was primarily related to the $374.4 million settlement loss and the $2.0 million special termination benefit charge, both related to our RIP. See Note 18 to the Consolidated Financial Statements for further information.

Income tax benefit was $42.6 million in 2020, compared to $57.1 million of income tax expense in 2019, primarily driven by the effects of our first quarter 2020 pension settlement.  The effective tax rate for 2020 was 33.6% as compared to a rate of 19.1% for 2019. In comparison to the statutory rate, the effective tax rate for 2020 was most significantly increased by the pre-tax benefits recognized on the sale of our mineral fiber plant in China.  In comparison to the statutory rate, the effective tax rate for 2019 was most significantly impacted by the benefits related to WAVE’s gain on sale of its EMEA and Pacific Rim businesses and statute closures.

Total other comprehensive income (“OCI”) was $266.8 million in 2020, compared to $83.4 million in 2019. The change in OCI was primarily driven by pension and postretirement adjustments, primarily a $278.6 million settlement loss, net of taxes, related to our

RIP, partially offset by $6.9 million of foreign currency translation adjustments that were reclassified out of accumulated other comprehensive income (“AOCI”) upon the sale of our idled mineral fiber plant in China and the absence of $80.2 million of foreign currency translation adjustments that were reclassified out of AOCI concurrent with the Sale in third quarter of 2019. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Also impacting the change in OCI in both periods were derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2020	2019	Change is Unfavorable
Total segment net sales	$726.0	$826.6	(12.2)%
Operating income	$218.7	$289.6	(24.5)%

Net sales decreased due to lower volumes of $89 million and unfavorable AUV of $12 million. The decreases in volumes were driven by a significant decrease in demand due to COVID-19. The unfavorable AUV was partially driven by lower mix due to regional weakness in major metropolitan areas and due to changes in sales by customer group, both of which were impacted by COVID-19.

Operating income decreased primarily due to a $63 million negative impact due to lower volumes, a $33 million reduction in WAVE equity earnings, a $22 million impact from lower AUV, a $10 million charitable endowment level funding to the Armstrong Foundation and a $9 million increase in business development costs and investments in digitally enabled systems and tools. Partially offsetting these decreases to operating income was a $29 million reduction in manufacturing costs, a $20 million decrease in legal and professional fees incurred in 2019 under a settlement agreement with Rockfon, a $7 million reduction related to higher environmental insurance settlements, net of charges, a $6 million reduction in incentive-based compensation expenses and a $4 million reduction in travel expense.

Architectural Specialties

(dollar amounts in millions)

	2020	2019	Change is Unfavorable
Total segment net sales	$210.9	$211.5	(0.3)%
Operating income	$22.3	$35.9	(37.9)%

Net sales decreased $1 million and were negatively impacted by a reduction in demand across almost all product categories and geographies as a result of COVID-19. Net sales in 2020 increased by $23 million due to the impact of the 2020 Acquisitions and 2019 Acquisitions.

Operating income decreased due to the impact of lower sales, excluding the impact of the 2020 Acquisitions and 2019 Acquisitions.  Also contributing to the decrease in operating income was an additional $2 million of amortization expense related to the 2020 Acquisitions and the 2019 Acquisitions.

Unallocated Corporate

Unallocated Corporate operating income was $14 million in 2020 compared to $8 million of operating loss in 2019. The increase in operating income was primarily due to the $21 million gain related to the sale of our idled mineral fiber plant in China. See Note 3 to the Consolidated Financial Statements for further information.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

The discussion that follows includes cash flows related to discontinued operations in 2019, primarily operations sold in the Sale.

Operating activities for 2020 provided $218.8 million of cash, compared to $182.7 million in 2019.  The increase was primarily due to lower tax payments and positive working capital changes, primarily receivables and accounts payable, partially offset by lower cash earnings.

Net cash used for investing activities was $141.1 million for 2020, compared to $89.1 million in 2019.  The increase was primarily due to higher cash paid for acquisitions and the remittance of the remaining portion of Knauf proceeds to WAVE in 2020, partially offset by lower payments to Knauf, proceeds from the sale of our idled mineral fiber plant in China in 2020 and lower purchases of property, plant and equipment.

Net cash provided by financing activities was $13.5 million in 2020, compared to $384.9 million of cash used in 2019.  The favorable change of cash was primarily due to decreased debt payments as a result of our September 2019 debt refinancing and lower repurchases of outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is generally lower during the first and fourth quarters of our fiscal year.

We have a $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The revolving credit facility and Term Loan A are currently priced at 1.50% over LIBOR. The senior credit facility also has a $25.0 million letter of credit facility, also known as our bi-lateral facility. The revolving credit facility and Term Loan A mature in September 2024. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed.

As of December 31, 2020, total borrowings outstanding under our senior credit facility were $225.0 million under the revolving credit facility and $493.7 million under Term Loan A.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of December 31, 2020, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis.  The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 14, 2016	$200.0	December 2016 to March 2021	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

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

As of December 31, 2020, we had $136.9 million of cash and cash equivalents, $123.7 million in the U.S and $13.2 million in various foreign jurisdictions, primarily Canada.

During 2020, we borrowed and subsequently repaid $30.0 million under our Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) which matured in September 2020. Interest on borrowings under this amended facility was calculated at a 90-day commercial paper rate. Under this facility, we sold accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC were not available to the general creditors of AWI. ARC used this facility to borrow cash or issue letters of credit. When ARC borrowed cash under this facility, ARC sold an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We had the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility were reported as debt in the Consolidated Balance Sheets. Borrowings under this facility were obligations of ARC and not AWI.  ARC contracted with and paid a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program were continuously purchased by ARC with the proceeds from collections of receivables previously purchased.

We utilize lines of credit and other commercial commitments in order to ensure that adequate funds are available to meet operating requirements.  Letters of credit are currently arranged through our revolving credit facility and our bi-lateral facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities (dollar amounts in millions):

	December 31, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	25.0	10.9	14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

The table below reflects future payments of long-term debt, excluding $3.2 million of unamortized debt financing costs, and the related interest payments, which are projected based on market-based interest rate swap curves (dollar amounts in millions):

	2021	2022	2023	2024	Total
Long-term debt	$25.0	$25.0	$25.0	$643.7	$718.7
Scheduled interest payments	20.9	20.4	19.6	11.8	72.7

As of December 31, 2020, we had $136.9 million of cash and cash equivalents and $275.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payment of debt obligations. In 2021, we expect to spend approximately $75.0 million to $80.0 million on capital expenditures and approximately $40.0 million on dividends. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We continue to evaluate reductions in discretionary spending, capital expenditures and other costs.

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

Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining discount rates.  As of December 31, 2020 and 2019, we assumed discount rates of 2.68% and 3.16%, respectively, for the U.S. defined benefit pension plans.  As of December 31, 2020 and 2019, we assumed a discount rates of 2.37% and 3.14%, respectively, for the U.S. postretirement plan.  The effects of the change in discount rate will be amortized into earnings as described below.  Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would not have a material impact on 2021 operating or non-operating income.

We manage two U.S. defined benefit pension plans, our RIP, which is a qualified funded plan, and a nonqualified unfunded plan.  For the RIP, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets.  This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets.  An incremental component is added for the expected return from active management based on historical information obtained from the plan’s investment consultants.  These forecasted gross returns are reduced by estimated management fees and expenses.  Over the 10-year period ended December 31, 2020, the historical annualized return was approximately 7.6% compared to an average expected return of 6.1%. The actual gain on plan assets incurred for 2020 was 9.6%, net of fees. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2020 U.S. pension cost was 5.25%.  We have assumed a return on plan assets for 2021 of 3.25% as a result of a more conservative asset allocation.  The 2021 expected return on assets was calculated in a manner consistent with 2020.  A one-quarter percentage point increase or decrease in this assumption would not have a material impact on 2021 non-operating income.

Contributions to the unfunded pension plan were $3.1 million in 2020 and were made on a monthly basis to fund benefit payments.  We estimate the 2021 contributions will be approximately $2.9 million.  See Note 18 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a 5-10 year view of the expected inflation in our postretirement health care costs.  We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions		Actual
	Post-65	Pre-65	Post-65	Pre-65
2019	8.7%	7.6%	(9.7)%	24.8%
2020	8.2%	7.2%	3.3%	0.7%
2021	7.6%	6.7%

The difference between the actual and expected health care costs is amortized into earnings as described below.  As of December 31, 2020, health care cost increases are estimated to decrease ratably until 2027, after which they are estimated to be constant at 4.50%. See Note 18 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses.  When certain thresholds are met, the gains and losses are amortized into future earnings over the remaining life expectancy of participants.  Changes in assumptions could have significant effects on earnings in future years.

Total net actuarial losses related to our U.S. pension benefit plans as of December 31, 2020 decreased by $398.1 million in 2020 primarily due to a $374.4 million settlement loss related to the transfer of certain benefit obligations of our RIP, better than expected return on assets, an annuity premium gain in the RIP and an experience gain in the RBEP, partially offset by a 48-basis point decrease in the discount rate. The $398.1 million actuarial gain impacting our U.S. pension plans is reflected as a component of other comprehensive income in our Consolidated Statements of Operations and Comprehensive Income along with actuarial gains and losses from our foreign pension plan and our U.S. postretirement benefit plan.

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

As of December 31, 2020, we have recorded valuation allowances totaling $79.4 million for various federal and state deferred tax assets.  While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly.  Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 16 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2020 includes deferred income tax assets of $163.8 million.  Included in this amount are deferred federal income tax assets for FTC carryforwards of $17.7 million, federal and state capital loss carryforwards of $19.3 million, and state NOL deferred income tax assets of $48.7 million. We have established valuation allowances in the amount of $79.4 million consisting of $17.7 million for federal deferred tax assets related to FTC carryovers, $42.4 million for state deferred tax assets, primarily operating loss carryovers, and $19.3 million for federal and state deferred tax assets related to capital loss carryovers. Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations.  These judgments include the amount and geographic mix of future taxable income, the amount of foreign source income, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $612.3 million for state income tax purposes during the respective realization periods (ranging from 2021 to 2040) to be able to fully realize the net state NOL deferred income tax assets.

Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation and insufficient future taxable income prior to expiration of certain deferred tax assets.

Impairments of Long-Lived Tangible, Intangible Assets and Goodwill – Our indefinite-lived assets include goodwill and other intangibles, primarily trademarks and brand names. Those trademarks and brand names are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows.  Accordingly, they have been assigned an indefinite life.  We conduct our annual impairment tests for these indefinite-lived intangible assets and goodwill during the fourth quarter. These assets undergo more frequent tests if an indication of possible impairment exists.  We conduct impairment tests for tangible assets and definite-lived intangible assets when indicators of impairment exist for the asset group, such as operating losses and/or negative cash flows.

The principal assumptions used in our impairment tests for definite-lived intangible assets is operating profit adjusted for depreciation and amortization and, if required to estimate the fair value, the discount rate.  The principal assumptions used in our impairment tests for indefinite-lived intangible assets include revenue growth rates, discount rate and royalty rate.  The principal assumptions utilized in our impairment tests for goodwill include after-tax cash flows growth rates and discount rate.  Revenue growth rates, after-tax cash flows growth rates and operating profit assumptions are derived from those used in our operating plan and strategic planning processes.  The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve.  The royalty rate assumption represents the estimated contribution of the intangible assets to the overall profits of the related businesses. Methodologies used for valuing our intangible assets did not change from prior periods.

In 2020, indefinite-lived intangibles and goodwill were tested for impairment based on the identified asset (for indefinite-lived intangibles) or on our identified reporting units (for goodwill). There were no impairment charges recorded in 2020, 2019 or 2018 related to intangible assets. We did not test tangible assets within our continuing operations for impairment in 2020, 2019 or 2018 as no indicators of impairment existed.

The revenue and cash flow estimates used in applying our impairment tests are based on management’s analysis of information available at the time of the impairment test and represent a market participant view.  Actual cash flows lower than the estimate could lead to significant future impairments.  If subsequent testing indicates that fair values have declined, the carrying values would be reduced and our future statements of operations would be affected.

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

Environmental Liabilities – We are actively involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and state Superfund and similar environmental laws at two domestically owned locations allegedly resulting from past industrial activity.  In a few cases, we are one of several potentially responsible parties and have agreed to jointly fund the required investigation, while preserving our defenses to the liability.  We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

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

Business Combinations and Contingent Consideration – Acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the assets acquired and liabilities assumed at their respective fair values. Adjustments to the fair value of assets acquired and/or liabilities assumed are amortized over the estimated useful life on a straight-line basis and recorded as a component of operating income (expense). Any excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill. The estimated fair value of contingent consideration is recorded as a liability on the balance sheet at the date of acquisition. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets and contingent consideration. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies. We engage independent, third-party valuation specialists to assist in determining the fair values of acquired intangible assets and contingent consideration.

Both the Moz and Turf acquisitions in 2020 include the potential for contingent earn out payments based on the financial performance of the acquired companies. We estimated the fair value of these contingent consideration liabilities upon acquisition and are required to measure the liability at fair value each reporting period until the contingency is resolved, with changes in the fair value after the acquisition date affecting earnings in the period of the estimated fair value change. See Note 5 to the Consolidated Financial Statements for further information.

The principal assumptions used in valuing certain intangible assets and contingent consideration include future expected cash flows from sales and acquired developed technologies, the acquired company's trade names and customer relationships as well as assumptions about the period of time the acquired trade names and customer relationships will continue to be used in the combined company's portfolio, the probability of meeting the future revenue and EBITDA growth targets and discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the total consideration, including the estimated fair value of the contingent consideration, could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value assigned to an acquired asset or an increase in the amounts recorded for assumed liabilities.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to replace LIBOR rates with the Secured Overnight Financing Rate ("SOFR") effective in late 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the SOFR rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.  ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We continue to monitor the new SOFR rates and regulation related to our debt, interest rate hedging instruments and other contracts that are indexed to USD-LIBOR. We have adopted the optional expedients and exceptions issued in March 2020 under ASU 2020-04. See Note 2 to the Consolidated Financial Statements for further information.

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

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A and revolving credit facility.  A hypothetical increase of one-quarter percentage point in LIBOR interest rates from December 31, 2020 levels would increase 2021 interest expense by approximately $0.7 million. We have active interest rate swaps outstanding, which fix the interest rates for a portion of our debt. These active interest rate swaps are included in this calculation.

As of December 31, 2020, we had interest rate swaps outstanding with notional amounts of $650.0 million, of which $450.0 million were active and $200.0 million were forward starting. We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility.  Under the terms of these swaps, we receive 1-month LIBOR and pay a fixed rate over the hedged period.  The following table summarizes our interest rate swaps as of December 31, 2020 (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 14, 2016	$200.0	December 2016 to March 2021	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The net liability measured at fair value was $28.9 million as of December 31, 2020.

The table below provides information about our long-term debt obligations as of December 31, 2020, including payment requirements and related weighted-average interest rates by scheduled maturity dates.  Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2021	2022	2023	2024	2025	After 2025	Total
Variable rate principal payments	$25.0	$25.0	$25.0	$643.7	$-	$-	$718.7
Average interest rate	1.61%	1.63%	1.76%	2.06%	-	-	2.02%

Variable rate principal payments reflected in the preceding table exclude $3.2 million of unamortized debt financing costs as of December 31, 2020.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Quarter Ended December 31, 2020 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Schedule II for the Years Ended December 31, 2020, 2019 and 2018.

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

Fourth Quarter 2020 Compared With Fourth Quarter 2019 – Continuing Operations

Consolidated net sales of $239 million in the fourth quarter of 2020 decreased 3.3% due to unfavorable AUV of $7 million and lower volumes of $1 million. We experienced less of a comparative decline in the fourth quarter of 2020 compared to the third quarter of 2020.

Mineral Fiber net sales decreased 7.2% due to lower volumes of $8 million and unfavorable AUV of $6 million. Architectural Specialties net sales increased 5.9% due to the impact of the 2020 Acquisitions, partially offset by lower volumes. Net sales in both segments were negatively impacted by a reduction in demand as a result of COVID-19.

For the fourth quarter of 2020, cost of goods sold was 65.3% of net sales, compared to 64.1% in the fourth quarter of 2019. The increase in cost of goods sold as a percent of net sales in comparison to 2019 was primarily due to unfavorable AUV and the impact of the 2020 Acquisitions, partially offset by improved manufacturing productivity and cost reduction actions. The unfavorable AUV was primarily driven by lower mix due to changes in sales by customer group, and to a lesser extent, due to regional weakness in major metropolitan areas.

SG&A expenses for the fourth quarter of 2020 were $54.5 million, or 22.8% of net sales compared to $40.0 million, or 16.2% of net sales, for the fourth quarter of 2019.  The increase in SG&A expenses was driven primarily by a $10 million charitable endowment level funding to the Armstrong Foundation, a $5 million increase in SG&A expenses, including intangible asset amortization, due to the impact of the 2020 Acquisitions, a $4 million increase in business development costs and investments in digitally enabled systems and tools, and a $3 million decrease in cost reimbursements, net of related expenses, earned under our Transaction Services Agreement with Knauf.  These increases in SG&A expenses were partially offset by an $8 million reduction in expenses related to higher environmental insurance settlements, net of charges and a $2 million reduction in travel expense.

Equity earnings in the fourth quarter of 2020 were $15.8 million compared to $13.6 million for the fourth quarter of 2019.  During the fourth quarter of 2019 and as a result of the Sale, we recorded a $5 million decrease in WAVE equity earnings, representing our share of WAVE’s fourth quarter of 2019 loss on sale of its discontinued European and Pacific Rim businesses.  Excluding the impact of our portion of WAVE’s fourth quarter loss on the Sale, WAVE equity earnings decreased due to unfavorable AUV and lower sales volumes and an increase in selling and administrative charges from AWI and Worthington Industries, Inc. These decreases in WAVE equity earnings were partially offset by lower input costs, particularly steel. See Note 11 to the Consolidated Financial Statements for further information.

Operating income was $44.1 million in the fourth quarter of 2020 compared to $62.2 million in the fourth quarter of 2019.

Interest expense in the fourth quarter of 2020 decreased to $5.4 million compared to $6.8 million in the fourth quarter of 2019 due primarily to a decrease in LIBOR.

Fourth quarter income tax expense was $8.3 million on pre-tax earnings of $43.1 million in 2020 compared to $8.3 million on pre-tax earnings of $59.8 million in 2019.  The effective tax rate for the fourth quarter of 2020 was higher than the same period in 2019 primarily due to the absence of discrete tax benefits related to stock compensation deductions and deferred tax benefits that were recorded in the fourth quarter of 2019.

Basic and diluted earnings per share were both $0.72 in the fourth quarter of 2020, compared to basic earnings per share of $0.74 and diluted earnings per share of $0.73 in the fourth quarter of 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2020, as stated in their report included herein.

/s/ Victor D. Grizzle

Victor D. Grizzle
Director, President and Chief Executive Officer

/s/ Brian L. MacNeal

Brian L. MacNeal
Senior Vice President and Chief Financial Officer

/s/ Stephen F. McNamara

Stephen F. McNamara
Vice President and Corporate Controller

February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong World Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, and related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Pension and post retirement benefit obligations

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company’s pension projected benefit obligations and the fair value of plan assets for the U.S. plans were $441.7 million and $520.7 million, respectively, as of December 31, 2020, resulting in a funded status of $79.0 million. Additionally, the Company’s accumulated postretirement benefit obligation was $80.6 million, which is an unfunded liability.

We identified the evaluation of the Company’s measurement of the benefit obligations to be a critical audit matter. Subjective auditor judgment was required to evaluate the discount rates, as minor changes in the rates could have a significant impact on the benefit obligations. Additionally, the assessment of the discount rates required specialized actuarial skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s benefit obligations process, including controls related to the actuarial determination of the discount rates used in the valuation of the benefit obligations. Additionally, we involved an actuarial professional with specialized skill and knowledge, who assisted in the evaluation of the Company’s discount rates by:

•	assessing changes in the discount rates from the prior year against changes in published indices;
•	assessing the discount rates based on the plan type, plan provisions and pattern of cash flows; and
•	evaluating the selected yield curve, the consistency of the yield curve with the prior year, and the spot rates.

Fair value of contingent consideration

As discussed in Note 5 to the consolidated financial statements, in July 2020, the Company acquired TURF Design Inc. (TURF) for $70.0 million of cash and potential for a contingent consideration payable in 2022 and 2023. The contingent consideration liability is recorded at fair value and re-measured each reporting period, with a maximum payout of $48.0 million upon achievement of certain revenue and earnings before interest, income taxes, depreciation and amortization (EBITDA) growth targets through 2022. A Monte Carlo model was used in the determination of the fair value of the contingent consideration and required the Company to derive assumptions such as forecasts of revenue, forecasts of EBITDA, volatility and discount rate. As of December 31, 2020, the fair value of the contingent consideration was $14.2 million.

We identified the evaluation of the fair value of the contingent consideration liability for the acquisition of TURF to be a critical audit matter. Subjective auditor judgment was required to evaluate key assumptions in the Monte Carlo model used to determine the fair value of the contingent consideration. Key assumptions included forecasts of revenue, forecasts of EBITDA, volatility and discount rates. Auditing the Company’s model involved complex and challenging auditor judgment as the assumptions used in the model did not have observable market inputs.

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analyses over the forecasted revenue and EBITDA used to determine the fair value of the contingent consideration to assess the impact of changes in those assumptions on the Company’s determination of fair value. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s contingent consideration valuation process, including controls over the key assumptions listed above. In connection with our assessment of the revenue and EBITDA forecasts used in the valuation, we compared forecasted revenue and EBITDA as a percentage of revenue to historical actual results of the acquired company. We evaluated the forecasted revenue and EBITDA assumptions used in the Company’s model by comparing them to publicly available market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s selection of an appropriate valuation model for the contingent consideration;
•	assessing the selected volatility rates by comparing them against publicly available market data of comparable companies
•	evaluating the discount rates by comparing them against ranges that were developed using publicly available market data for comparable entities and entity-specific data.

/s/ KPMG LLP

We have served as the Company’s auditor since 1929.

Philadelphia, Pennsylvania
February 23, 2021

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$936.9	$1,038.1	$975.3
Cost of goods sold	603.8	643.0	641.8
Gross profit	333.1	395.1	333.5
Selling, general and administrative expenses	163.3	174.3	159.0
Gain related to sale of fixed and intangible assets	(21.0)	-	-
Equity earnings from joint venture	(64.0)	(96.6)	(74.9)
Operating income	254.8	317.4	249.4
Interest expense	24.1	38.4	39.2
Other non-operating expense (income), net	357.4	(20.4)	(32.5)
(Loss) earnings from continuing operations before income taxes	(126.7)	299.4	242.7
Income tax (benefit) expense	(42.6)	57.1	53.1
(Loss) earnings from continuing operations	(84.1)	242.3	189.6
Net (loss) earnings from discontinued operations, net of tax expense of $ -, $12.0 and $8.2	-	(1.8)	9.6
(Loss) from disposal of discontinued businesses, net of tax (benefit) of ($1.4), ($5.2) and ($6.0)	(15.0)	(26.0)	(13.3)
Net (loss) from discontinued operations	(15.0)	(27.8)	(3.7)
Net (loss) earnings	$(99.1)	$214.5	$185.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7.1)	84.1	(27.6)
Derivative (loss) gain, net	(10.5)	(13.9)	1.1
Pension and postretirement adjustments	284.4	13.2	(32.9)
Total other comprehensive income (loss)	266.8	83.4	(59.4)
Total comprehensive income	$167.7	$297.9	$126.5
(Loss) earnings per share of common stock, continuing operations:
Basic	$(1.76)	$4.97	$3.68
Diluted	$(1.76)	$4.88	$3.63
(Loss) per share of common stock, discontinued operations:
Basic	$(0.31)	$(0.57)	$(0.07)
Diluted	$(0.31)	$(0.56)	$(0.07)
Net (loss) earnings per share of common stock:
Basic	$(2.07)	$4.40	$3.61
Diluted	$(2.07)	$4.32	$3.56
Average number of common shares outstanding:
Basic	47.9	48.7	51.3
Diluted	47.9	49.5	52.1

See accompanying notes to consolidated financial statements beginning on page 46.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$136.9	$45.3
Accounts and notes receivable, net	78.3	85.1
Inventories, net	81.5	68.5
Income taxes receivable	2.3	30.0
Other current assets	12.8	15.5
Total current assets	311.8	244.4
Property, plant, and equipment, net	529.9	524.6
Operating lease assets	19.2	35.3
Finance lease assets	20.4	-
Prepaid pension costs	119.5	94.8
Investment in joint venture	41.2	58.5
Goodwill	160.7	53.0
Intangible assets, net	457.5	411.9
Deferred income taxes	-	10.4
Income taxes receivable	0.6	2.5
Other non-current assets	57.7	57.9
Total assets	$1,718.5	$1,493.3
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$25.0	$6.3
Accounts payable and accrued expenses	136.5	143.5
Operating lease liabilities	4.8	5.2
Finance lease liabilities	2.0	-
Income taxes payable	4.0	0.2
Total current liabilities	172.3	155.2
Long-term debt, less current installments	690.5	604.5
Operating lease liabilities	14.6	30.1
Finance lease liabilities	18.8	-
Postretirement benefit liabilities	74.9	71.0
Pension benefit liabilities	40.4	46.6
Other long-term liabilities	76.5	37.8
Income taxes payable	21.2	19.3
Deferred income taxes	158.4	163.9
Total non-current liabilities	1,095.3	973.2
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,599,331 shares issued and 47,913,821 shares outstanding as of December 31, 2020 and 62,263,395, shares issued and 47,992,348 shares outstanding as of December 31, 2019	0.6	0.6
Capital in excess of par value	553.7	555.7
Retained earnings	869.8	1,008.2
Treasury stock, at cost, 14,685,510 shares as of December 31, 2020 and 14,271,047 shares as of December 31, 2019	(863.9)	(823.5)
Accumulated other comprehensive (loss)	(109.3)	(376.1)
Total shareholders' equity	450.9	364.9
Total liabilities and shareholders' equity	$1,718.5	$1,493.3

See accompanying notes to consolidated financial statements beginning on page 46.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2017	52,772,139	$0.6	$516.8	$598.2	8,010,597	$(385.6)	$(345.9)	$384.1
Cumulative effect impact of ASU 2018-02 adoption	-	-	-	54.3	-	-	(54.3)	-
Stock issuance, net	770,988	-	-	-	-	-	-	-
Cash dividends - $0.175 per common share	-	-	-	(8.6)	-	-	-	(8.6)
Share-based employee compensation	-	-	30.6	-	-	-	-	30.6
Net earnings	-	-	-	185.9	-	-	-	185.9
Other comprehensive (loss)	-	-	-	-	-	-	(59.4)	(59.4)
Acquisition of treasury stock	(4,734,888)	-	-	-	4,734,888	(306.6)	-	(306.6)
December 31, 2018	48,808,239	$0.6	$547.4	$829.8	12,745,485	$(692.2)	$(459.6)	$226.0

Cumulative effect impact of ASU 2017-12 adoption	-	-	-	(0.1)	-	-	0.1	-
Stock issuance, net	709,671	-	-	-	-	-	-	-
Cash dividends - $0.725 per common share	-	-	-	(36.0)	-	-	-	(36.0)
Share-based employee compensation	-	-	8.3	-	-	-	-	8.3
Net earnings	-	-	-	214.5	-	-	-	214.5
Other comprehensive income	-	-	-	-	-	-	83.4	83.4
Acquisition of treasury stock	(1,525,562)	-	-	-	1,525,562	(131.3)	-	(131.3)
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9

Stock issuance, net	335,936	-	-	-	-	-	-	-
Cash dividends - $0.810 per common share	-	-	-	(39.3)	-	-	-	(39.3)
Share-based employee compensation	-	-	2.0	-	-	-	-	2.0
Net (loss)	-	-	-	(99.1)	-	-	-	(99.1)
Other comprehensive income	-	-	-	-	-	-	266.8	266.8
Restricted stock issued to employees in connection with acquisition	94,230	-	(4.0)	-	(94,230)	4.0	-	-
Acquisition of treasury stock	(508,693)	-	-	-	508,693	(44.4)	-	(44.4)
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9

See accompanying notes to consolidated financial statements beginning on page 46.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(99.1)	$214.5	$185.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	84.0	72.1	79.4
Loss on disposal of discontinued operations	16.4	31.2	19.3
Write-off of debt refinancing fees	-	2.7	-
Gain related to sale of fixed and intangible assets	(21.0)	-	-
Deferred income taxes	(89.3)	14.0	(3.8)
Share-based compensation	6.8	9.5	14.0
Equity earnings from joint venture	(64.0)	(96.6)	(74.9)
U.S. pension cost (credit)	367.7	(7.5)	(26.3)
Other non-cash adjustments, net	0.9	2.5	2.9
Changes in operating assets and liabilities:
Receivables	12.7	(1.1)	13.2
Inventories	(7.7)	(7.2)	(8.9)
Accounts payable and accrued expenses	(11.8)	(19.9)	5.4
Income taxes receivable and payable, net	35.2	(8.4)	7.5
Other assets and liabilities	(12.0)	(23.1)	(10.5)
Net cash provided by operating activities	218.8	182.7	203.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(55.4)	(71.3)	(71.9)
Return of investment from joint venture	81.5	85.2	141.7
Cash paid for acquisitions, net of cash acquired	(164.6)	(56.4)	(22.2)
Proceeds from the sale of assets	21.7	-	-
Cash consideration received from Knauf	-	-	330.0
Payments of proceeds from Knauf to investment in joint venture	(25.9)	-	(70.0)
Payments to Knauf upon disposal of discontinued operations	(6.4)	(47.9)	-
Proceeds from company-owned life insurance, net	8.0	1.3	2.0
Net cash (used for) provided by investing activities	(141.1)	(89.1)	309.6
Cash flows from financing activities:
Proceeds from short-term debt	30.0	-	-
Payments of short-term debt	(30.0)	-	-
Payments for finance leases	(1.8)	-	-
Proceeds from revolving credit facility	290.0	185.0	-
Payments of revolving credit facility	(180.0)	(70.0)	-
Proceeds from long-term debt	-	500.0	-
Payments of long-term debt	(6.3)	(825.4)	(32.5)
Financing costs	-	(2.9)	-
Dividends paid	(39.2)	(35.6)	(8.6)
(Payments) proceeds from share-based compensation plans, net of tax	(4.8)	(4.7)	18.4
Payments for treasury stock acquired	(44.4)	(131.3)	(306.6)
Net cash provided by (used for) financing activities	13.5	(384.9)	(329.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.9	(7.4)
Net increase (decrease) in cash and cash equivalents	91.6	(290.4)	176.1
Cash and cash equivalents at beginning of year of discontinued operations	-	10.0	-
Cash and cash equivalents at beginning of year of continuing operations	45.3	325.7	159.6
Cash and cash equivalents at end of period	136.9	45.3	335.7
Cash and cash equivalents at end of period of discontinued operations	-	-	10.0
Cash and cash equivalents at end of period of continuing operations	$136.9	$45.3	$325.7
Supplemental Cash Flow Disclosures:
Interest paid	$24.1	$33.1	$29.9
Income tax payments, net	10.9	58.4	51.6
Amounts in accounts payable for capital expenditures	1.0	1.9	1.9

See accompanying notes to consolidated financial statements beginning on page 46.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 1. BUSINESS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “AWI,” the “Company,” “we,” “our” and “us” in these notes, we are referring to AWI and its subsidiaries.

Acquisitions

In December 2020, we acquired all of the issued and outstanding equity of Arktura LLC (“Arktura”) and certain subsidiaries with operations in the United States and Argentina. Arktura is a designer and fabricator of metal and felt ceilings, walls, partitions and facades with one manufacturing facility based in Los Angeles, California.

In August 2020, we acquired the business and assets of Moz Designs, Inc. (“Moz”), based in Oakland, California. Moz is a designer and fabricator of custom architectural metal ceilings, walls, dividers and column covers for interior and exterior applications with one manufacturing facility.

In July 2020, we acquired all of the issued and outstanding capital stock of TURF Design, Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products.

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

The operations, assets and liabilities of these acquisitions are included in our Architectural Specialties segment. See Note 5 for further information on our recent acquisitions.

Discontinued Operations

On September 30, 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). The purchase price of $330.0 million was previously paid by Knauf to us during 2018 and was subject to certain post-closing adjustments for cash and debt as provided in the Purchase Agreement dated as of November 17, 2017, by and between us and Knauf (the “Purchase Agreement”), including adjustments based on the economic impact of any required regulatory remedies and a working capital adjustment. During 2020, we remitted $25.9 million, respectively, to WAVE for their remaining portion of the proceeds from Knauf. Also during 2020, WAVE paid each of AWI and Worthington dividends of $13.0 million relating to these payments. During the third quarter of 2020, we remitted $6.4 million to Knauf for working capital and other adjustments. In January 2021, we finalized the post-closing adjustments to purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the fourth quarter of 2020, we recorded a $12.0 million loss primarily related to this purchase price adjustment, which is reflected within accounts payable and accrued expenses as of December 31, 2020.

In 2019, we entered into a Transition Services Agreement with Knauf for its benefit and the benefit of a buyer of certain businesses divested by Knauf, pursuant to which we provided certain transition technology, finance and information technology support services. The Transition Services Agreement expired in 2020. In connection with the closing of the Sale, we also entered into (i) a royalty-free intellectual property License Agreement with Knauf under which they, and the buyers of certain businesses divested by Knauf, license patents, trademarks and know-how from us for use in licensed territories in which the business was conducted prior to the Sale, and (ii) a Supply Agreement with Knauf under which the parties may continue to purchase certain products from each other following the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

closing of the Sale. WAVE also entered into similar agreements with Knauf for such purposes. The term of the granted licenses, with respect to each intellectual property right, extend until the expiration or abandonment of each such intellectual property right.

The EMEA and Pacific Rim segment historical financial results through September 30, 2019 have been reflected in AWI’s Consolidated Statements of Operations and Comprehensive Income as discontinued operations for all periods presented, while the assets and liabilities of discontinued operations have been removed from AWI’s Consolidated Balance Sheet as of December 31, 2019.

COVID-19 Considerations

The COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the availability and distribution of vaccinations; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Reclassifications.  Certain amounts in the prior year’s Consolidated Financial Statements and related notes have been recast to conform to the 2020 presentation.

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

Business Combinations. We account for acquisitions under the acquisition method and the results of acquired operations are included in the Consolidated Financial Statements from the acquisition date. Acquisition related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. Our definite-lived intangible assets, and adjustments to the fair value of assets acquired and/or liabilities assumed, are amortized over the estimated useful life on a straight-line basis and recorded as a component of operating income (expense). The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant level 3 inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date. Changes in the fair value of contingent consideration liabilities recorded in reporting periods after the acquisition date are recorded within selling, general and administrative (“SG&A”) expenses on our Consolidated Statements of Operations and Comprehensive Income.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

We recognize the tax benefits of an uncertain tax position if those benefits are more likely than not to be sustained based on existing tax law.  Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities.  Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earliest.

Taxes collected from customers and remitted to governmental authorities are reported on a net basis.

Earnings per Share. Basic earnings per share is computed by dividing the earnings attributable to common shares by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings and is calculated using the treasury stock method.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Concentration of Credit. We principally sell products to customers in building products industries. Revenues from two commercial distributors, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our revenues in 2020.  Gross sales to these two customers totaled $370.3 million and $428.7 million in 2020 and 2019, respectively. Revenues from three commercial distributors individually exceeded 10% of our revenues in 2018. Gross sales to these three customers totaled $459.3 million in 2018.  We monitor the creditworthiness of our customers and generally do not require collateral.

Receivables. On January 1, 2020, we adopted ASC 326 – Financial Instruments – Credit Losses. This adoption did not have a material impact on our financial condition, results of operations or cash flows.

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

We establish creditworthiness prior to extending credit.  We estimate the recoverability of receivables each period.  This estimate is based upon new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company.  As events occur, which impact the collectability of the receivable, all or a portion of the receivable is reserved.  Account balances are charged off against the allowance when the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers.

Inventories. Inventories are valued at the lower of cost and net realizable value.  See Note 8 to the Consolidated Financial Statements for further information on our accounting for inventories.

Property Plant and Equipment. Property plant and equipment is recorded at cost reduced by accumulated depreciation and amortization.  Depreciation and amortization expense is recognized on a straight-line basis over the assets’ estimated useful lives.  Machinery and equipment includes manufacturing equipment (depreciated over 2 to 15 years), computer equipment (depreciated over 3 to 5 years) and office furniture and equipment (depreciated over 5 to 7 years).  Within manufacturing equipment, assets that are subject to accelerated obsolescence or wear out quickly, such as dryer components, are generally depreciated over shorter periods while heavy production equipment, such as conveyors and production presses, are generally depreciated over longer periods.  Buildings are depreciated over 15 to 30 years, depending on factors such as type of construction and use.  Computer software is amortized over 3 to 7 years.

Property, plant and equipment is tested for impairment by asset group when indicators of impairment are present, such as operating losses and/or negative cash flows for each identified asset group.  If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted future cash flows, we determine the fair value of the asset group based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants, or estimated salvage value if no sale is assumed.  If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group.  Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. We did not test tangible assets within our continuing operations for impairment in 2020, 2019 or 2018 as no indicators of impairment existed.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

When assets are disposed of or retired, their costs and related depreciation or amortization are removed from the financial statements, and any resulting gains or losses are normally reflected in cost of goods sold or SG&A expenses depending on the nature of the asset.

Leases. On January 1, 2019, we adopted ASC 842 - Leases and all the related amendments using the modified retrospective transition method. Upon adoption of this standard, we recognized right-of-use (“ROU”) assets and lease liabilities of $29.2 million based on the present value of the future minimum rental payments for our existing leases.

We enter into operating and finance leases for certain manufacturing plants, warehouses, equipment and automobiles. Our leases have remaining lease terms of up to 17 years. Several leases include options for us to purchase leased items at fair value or renew for up to 5 years, or multiple 5-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our ROU assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

Goodwill and Intangible Assets. Our definite-lived intangible assets are primarily customer relationships (amortized over 1 to 20 years), developed technology (amortized over 13 to 19 years) and acquired internally-developed software (amortized over 7 years).  We review definite-lived intangible assets for impairment by asset group when indicators of impairment are present, such as operating losses and/or negative cash flows for the respective asset group.  If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying value exceeds the undiscounted future cash flows, we determine the fair value of the asset group based on discounted future cash flows expected to be generated by the asset group or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants.  If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. We did not test definite-lived intangible assets within our continuing operations for impairment in 2020, 2019 or 2018 as no indicators of impairment existed.

Our indefinite-lived assets include goodwill and other intangibles, primarily trademarks and brand names, with Armstrong representing our primary trademark. Trademarks and brand names are integral to our corporate identity and are expected to contribute indefinitely to our cash flows.  Accordingly, they have been assigned an indefinite life.  We conduct our annual impairment tests on these indefinite-lived intangible assets and goodwill during the fourth quarter.  These assets undergo more frequent tests if an indication of possible impairment exists. When performing an impairment test for indefinite-lived intangible assets and goodwill, we compare the carrying amount of the asset (when testing indefinite-lived intangible assets) and reporting unit (when testing goodwill) to the estimated fair value. For indefinite-lived intangible assets, the estimated fair value is based on discounted future cash flows using the relief from royalty method.  For goodwill, the estimated fair value is based on discounted future cash flows expected to be generated by the reporting unit. If the fair value is less than the carrying value of the asset/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset/reporting unit. We did not test indefinite-lived intangible assets within our continuing operations for impairment during any interim periods during 2020, as no indicators of impairment existed. We completed our annual impairment test in the fourth quarter of 2020 and no impairment charges were recorded.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Financial Instruments and Derivatives.  From time to time, we use derivatives and other financial instruments to offset the effect of interest rate variability.  Derivatives are recognized on the balance sheet at fair value. For derivatives that meet the criteria as designated cash flow hedges, the changes in the fair value of the derivative are recognized in other comprehensive income (loss) until the hedged item is recognized in operations. See Notes 19 and 20 to the Consolidated Financial Statements for further discussion.

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

Treasury Stock.  Common shares repurchased by AWI are recorded on the settlement date at cost as treasury shares and result in a reduction of equity. We may reissue these treasury shares. When treasury shares are reissued, we determine the cost using the First-in, first-out cost method (“FIFO”). The difference between the cost of the treasury shares and reissuance price is included in additional paid-in capital or retained earnings.

Subsequent Events.  On February 17, 2021, our Board of Directors declared a dividend of $0.21 per common share outstanding. The dividend will be paid on March 18, 2021, to shareholders of record as of the close of business on March 4, 2021.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. Effective January 1, 2020, we adopted this standard, which resulted in additional disclosures for level 3 fair value measurements.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans. The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The disclosure requirements to be removed include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer and the effect of a one percentage point change in assumed health care cost trend rates on the aggregate service cost and benefit obligation for postretirement health care benefits. The new disclosure requirements include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. Effective the fourth quarter of 2020, we adopted this standard which resulted in changes to our disclosures.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. This guidance is effective through December 31, 2022. Effective the second quarter of 2020 we adopted this standard, which had no impact on our financial condition, results of operations and cash flows.

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

NOTE 3. NATURE OF OPERATIONS

Our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Products offer various performance attributes such as acoustical control, rated fire protection, aesthetic appeal and health attributes.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  To a lesser extent, however, in some geographies and for some customers, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – produces and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We sell standard and customized products, and a portion of our Architectural Specialties revenues are derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty.  Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facility and income tax balances. Our Unallocated Corporate segment also includes all assets, liabilities, income and expenses formerly reported in our EMEA and Pacific Rim segments that were not included in the Sale.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For the year ended 2020	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$726.0	$210.9	$-	$936.9
Equity (earnings) from joint venture	(64.0)	-	-	(64.0)
Segment operating income	218.7	22.3	13.8	254.8
Segment assets	1,101.1	357.7	259.7	1,718.5
Depreciation and amortization	71.8	12.2	-	84.0
Investment in joint venture	41.2	-	-	41.2
Purchases of property, plant and equipment	45.5	9.9	-	55.4

For the year ended 2019	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$826.6	$211.5	$-	$1,038.1
Equity (earnings) from joint venture	(96.6)	-	-	(96.6)
Segment operating income (loss)	289.6	35.9	(8.1)	317.4
Segment assets	1,139.9	161.8	191.6	1,493.3
Depreciation and amortization	62.9	8.8	0.4	72.1
Investment in joint venture	58.5	-	-	58.5
Purchases of property, plant and equipment (1)	59.5	8.8	-	68.3

For the year ended 2018	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$801.6	$173.7	$-	$975.3
Equity (earnings) from joint venture	(74.9)	-	-	(74.9)
Segment operating income (loss)	223.8	34.3	(8.7)	249.4
Segment assets	1,096.1	84.7	413.2	1,594.0
Depreciation and amortization	75.3	3.5	0.6	79.4
Investment in joint venture	40.8	-	-	40.8
Purchases of property, plant and equipment (1)	60.5	4.1	-	64.6

(1)	Total differs from our Consolidated Statement of Cash Flows by the amount that was classified as discontinued operations. See Note 6 for additional details.

Segment operating income (loss) is the measure of segment profit or loss reviewed by the chief operating decision maker.  The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our Consolidated Statements of Operations and Comprehensive Income.  The following reconciles our total consolidated operating income to (loss) earnings from continuing operations before income taxes.  These items are only measured and managed on a consolidated basis:

	2020	2019	2018
Total consolidated operating income	$254.8	$317.4	$249.4
Interest expense	24.1	38.4	39.2
Other non-operating expense (income), net	357.4	(20.4)	(32.5)
(Loss) earnings from continuing operations before income taxes	$(126.7)	$299.4	$242.7

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The sales in the table below are allocated to geographic areas based on the location of our selling entities.

	2020	2019	2018
Geographic Areas
Net sales
Mineral Fiber:
United States	$674.1	$769.0	$739.2
Canada	51.9	57.6	62.4
Total Mineral Fiber	726.0	826.6	801.6

Architectural Specialties:
United States	$192.8	$192.3	$157.5
Canada	18.1	19.2	16.2
Total Architectural Specialties	210.9	211.5	173.7
Total net sales	$936.9	$1,038.1	$975.3

	2020	2019
Property, plant and equipment, net at December 31,
Mineral Fiber:
United States	$486.0	$496.6
Total Mineral Fiber	486.0	496.6

Architectural Specialties:
United States	$38.2	$22.2
Canada	5.7	5.8
Total Architectural Specialties	43.9	28.0
Total property, plant and equipment, net	$529.9	$524.6

During 2020, we recorded a $21.0 million gain related to the sale of our idled mineral fiber plant in China, inclusive of accumulated foreign currency translation gains.

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

The following tables provide net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the years ended December 31, 2020, 2019 and 2018:

Mineral Fiber	2020	2019	2018
Distributors	$525.2	$622.9	$601.4
Home centers	96.1	85.2	84.0
Direct customers	54.3	61.2	60.3
Retailers and other	50.4	57.3	55.9
Total	$726.0	$826.6	$801.6

Architectural Specialties	2020	2019	2018
Distributors	$135.5	$138.3	$129.8
Direct customers	73.3	68.0	36.7
Retailers and other	2.1	5.2	7.2
Total	$210.9	$211.5	$173.7

NOTE 5.  ACQUISITIONS

ARKTURA

On December 16, 2020, we acquired all the issued and outstanding equity of Arktura LLC (“Arktura”) and its subsidiaries with operations in the United States and Argentina for $90.6 million of cash paid at closing, net of $0.8 million of cash acquired, subject to customary post-closing adjustments for working capital. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims for indemnification under the agreement. Under the terms of the agreement, and contingent upon continued employment with AWI over the next five years, we are obligated to pay the sellers an additional $24.0 million in cash payments over a period of five years and issued an additional $6.0 million of restricted stock which will vest over a period of five years. Contingent upon employment with AWI over the next three years, we also issued an additional $1.4 million of restricted stock to key Arktura employees which will vest over a period of three years. Compensation expense associated with these cash payments and restricted stock awards will be recorded over the required service and vesting periods.

The total fair value of tangible assets acquired, less liabilities assumed, was $4.1 million. The total fair value of identifiable intangible assets acquired was $36.2 million, resulting in $51.1 million of goodwill. We identified non-amortizable tradenames of $14.5 million. We also identified amortizable intangible assets comprised of software of $9.1 million, backlog of $5.9 million, customer relationships of $3.3 million, a non-compete agreement of $2.8 million and patents of $0.6 million that are being amortized on a straight-line basis over a weighted average life of 7, 1, 1, 5, and 17 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition was 4.3 years. Goodwill from the Arktura acquisition relates to many factors, including the technical competencies and capabilities of the acquired workforce in the fields of architecture, design, materials science, technology and software, and our strategic intent to integrate and leverage those competencies and capabilities to advance and expand our portfolio of solutions and offerings. All of the acquired goodwill is deductible for tax purposes.

Valuations for assets acquired and liabilities assumed are based on provisional estimates. We will continue to evaluate the fair value of assets acquired and liabilities assumed related to the acquisition. Additional information, which existed as of the acquisition date, but was at that time unknown to us, may become known during the remainder of the measurement period. Changes to amounts recorded may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired and liabilities assumed is expected to be completed within one year from the date of acquisition.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

In connection with the Arktura acquisition, we formed Arktura Ventures LLC, an incubator entity for the development and commercialization of new products and solutions in the architecture, engineering and construction space. As of December 31, 2020, the venture entity had no funding or operations.

MOZ

On August 24, 2020, we acquired the business and assets of Moz for $4.2 million of cash paid at closing and the potential for a contingent earn out payable in 2022 not to exceed $4.7 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration of $2.7 million, resulting in total acquisition consideration of $6.9 million. The total fair value of liabilities assumed, less tangible assets acquired, was $0.4 million. The total fair value of identifiable intangible assets acquired was $2.7 million, comprised of non-amortizable tradenames of $1.5 million, amortizable customer relationships of $0.6 million and backlog of $0.6 million, resulting in $4.6 million of goodwill. All of the acquired goodwill is deductible for tax purposes. The contingent consideration is payable upon achievement of certain future performance objectives through December 31, 2021. See Note 19 for changes in fair value of contingent consideration.

TURF

On July 27, 2020, we acquired all the issued and outstanding capital stock of Turf for a purchase price of $70.0 million of cash paid at closing and the potential for a contingent earn out payable in 2022 and 2023 not to exceed $48.0 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration of $14.1 million, resulting in total acquisition consideration of $84.1 million. The total fair value of tangible assets acquired, less liabilities assumed, was $4.8 million. The total fair value of identifiable intangible assets acquired was $27.9 million, resulting in $51.4 million of goodwill. We identified non-amortizable tradenames of $9.6 million. We also identified amortizable intangible assets comprised of customer relationships of $7.7 million, patents of $5.8 million and a non-compete agreement of $3.3 million that are being amortized on a straight-line basis over a weighted average life of 2, 20, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition was 8.3 years. Goodwill from the Turf acquisition relates to many factors, including the design talents of the acquired workforce, fabrication capabilities and capacity, broad-based go-to-market channels and relationships, established leadership in a growing product category, and our strategic intent to leverage its position and attributes to grow and expand our portfolio of solutions. All of the acquired goodwill is deductible for tax purposes.

The contingent consideration is payable upon achievement of certain future performance objectives through 2022. The contingent consideration includes up to $24.0  million in additional cash consideration for performance at certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth targets. Full payout for target performance requires compounded annual growth rates in excess of 23% through December 31, 2022. The contingent consideration also includes up to $24.0  million in additional cash consideration for performance over revenue and EBITDA growth targets. Full payout for achievement over target performance requires compounded annual growth rates in excess of 38% through December 31, 2022. See Note 19 for changes in fair value of contingent consideration.

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

PRO FORMA FINANCIAL INFORMATION

The following table summarizes aggregate audited as reported information and aggregate unaudited pro forma information assuming the acquisitions of Arktura, Moz and Turf had occurred on January 1, 2018. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets, compensation expense related to cash payments and equity awards granted to employees of the acquired companies and adjustments to revenue for the purchase accounting effects of recording deferred revenue at fair value. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions.  Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

	Years Ended December 31,
	2020	2019	2018
Net sales from continuing operations, pro forma (unaudited)	$1,009.0	$1,099.2	$1,013.7
Net sales from continuing operations, as reported	936.9	1,038.1	975.3
Net (loss) earnings from continuing operations, pro forma (unaudited)	(69.2)	239.3	152.9
Net (loss) earnings from continuing operations, as reported	(84.1)	242.3	189.6

For the year ended December 31, 2020, net sales of $18.2 million and net earnings of $0.4 million from Arktura, Moz and Turf were included in our Consolidated Statements of Operations and Comprehensive Income since the acquisition dates.

The 2019 and 2018 acquisitions, both individually and in the aggregate, did not have a material impact on reported net sales or net earnings for the years ended December 31, 2019 and 2018.

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

We recorded an estimated loss on sale of $31.2 million and $19.3 million in 2019 and 2018, respectively. In 2020, we recorded a loss of $17.2 million, primarily related to an $11.4 million purchase price adjustment related to certain pension liabilities included in the Sale in addition to working capital and other adjustments.

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

European Resilient Flooring

During 2020, we recorded a gain of $0.8 million related to Accumulated Other Comprehensive Income (“AOCI”) adjustments from a previously discontinued foreign flooring entity, which was dissolved in the second quarter of 2020. The AOCI adjustments related to accumulated foreign currency translation amounts.

Summarized Financial Information of Discontinued Operations

The following tables detail the businesses and line items that comprise discontinued operations on the Consolidated Statements of Operations and Comprehensive Income.

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2020
(Loss) gain from disposal of discontinued businesses, before income tax	$(17.2)	$0.8	$(16.4)
Income tax (benefit)	(1.4)	-	(1.4)
(Loss) gain from disposal of discontinued businesses, net of tax	$(15.8)	$0.8	$(15.0)

Net (loss) earnings from discontinued operations	$(15.8)	$0.8	$(15.0)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2019
Net sales	$319.1	$-	$319.1
Cost of goods sold	245.7	-	245.7
Gross profit	73.4	-	73.4
Selling, general and administrative expenses	61.6	-	61.6
Operating income	11.8	-	11.8
Other non-operating expense, net	1.6	-	1.6
Earnings from discontinued operations before income tax	10.2	-	10.2
Income tax expense	12.0	-	12.0
Net (loss) from discontinued operations, net of tax	$(1.8)	$-	$(1.8)

(Loss) from disposal of discontinued businesses, before income tax	$(31.2)	$-	$(31.2)
Income tax (benefit)	-	(5.2)	(5.2)
(Loss) gain from disposal of discontinued businesses, net of tax	$(31.2)	$5.2	$(26.0)

Net (loss) earnings from discontinued operations	$(33.0)	$5.2	$(27.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2018
Net sales	$446.1	$-	$446.1
Cost of goods sold	341.4	-	341.4
Gross profit	104.7	-	104.7
Selling, general and administrative expenses	85.8	-	85.8
Operating income	18.9	-	18.9
Interest expense	1.4	-	1.4
Other non-operating (income), net	(0.3)	-	(0.3)
Earnings from discontinued operations before income tax	17.8	-	17.8
Income tax expense	8.2	-	8.2
Net earnings from discontinued operations, net of tax	$9.6	$-	$9.6

(Loss) from disposal of discontinued businesses, before income tax	$(19.3)	$-	$(19.3)
Income tax (benefit)	-	(6.0)	(6.0)
(Loss) gain from disposal of discontinued businesses, net of tax	$(19.3)	$6.0	$(13.3)

Net (loss) earnings from discontinued operations	$(9.7)	$6.0	$(3.7)

The following is a summary of total gains and losses, capital expenditures and operating lease information related to our former EMEA and Pacific Rim businesses through the date of disposal, and gains on the dissolution of our previously discontinued flooring entity, which are presented as discontinued operations and included as components of operating and investing cash flows on our Consolidated Statements of Cash Flows:

	2020	2019	2018
Loss on sale to Knauf (1)	$17.2	$-	$-
Estimated loss on sale to Knauf (2)	-	31.2	19.3
Gain on dissolution of flooring entity (3)	(0.8)	-	-
Purchases of property, plant and equipment	-	(3.0)	(7.3)
Operating lease cost (4)	-	7.4	-
ROU assets obtained in exchange for lease obligations (5)	-	24.6	-
(1)	Represents certain pension liabilities, working capital and other adjustments.
(2)	Represents comparison of the EMEA and Pacific Rim net assets to the expected final sales proceeds.
(3)	Represents AOCI adjustments related to accumulated foreign currency translation amounts.
(4)	The amount of cash paid for amounts included in the measurement of lease liabilities was not materially different from the operating lease cost for the nine months ended September 30, 2019.
(5)	Represents initial ROU assets recognized upon adoption on January 1, 2019. We did not obtain any new ROU assets in exchange for lease obligations during the nine months ended September 30, 2019.

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2020	December 31, 2019
Customer receivables	$77.9	$82.4
Miscellaneous receivables	4.0	5.0
Less allowance for warranties, discounts and losses	(3.6)	(2.3)
Accounts and notes receivable, net	$78.3	$85.1

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Miscellaneous receivables included proceeds from company-owned life insurance policies of $3.2 million and $0.8 million as of December 31, 2020 and 2019, respectively. Miscellaneous receivables as of December 31, 2019 also included $2.5 million of amounts due from Knauf related to our Transaction Services Agreement that were collected during 2020.

NOTE 8. INVENTORIES

	December 31, 2020	December 31, 2019
Finished goods	$44.6	$40.2
Goods in process	5.5	4.0
Raw materials and supplies	42.3	35.0
Less LIFO reserves	(10.9)	(10.7)
Total inventories, net	$81.5	$68.5

Approximately 69% and 73% of our total inventory in 2020 and 2019, respectively, were valued on a Last-in, first-out (“LIFO”) basis.

The distinction between the use of different methods of inventory valuation is primarily based on type of inventory, legal entities and/or geographical locations.  The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2020	December 31, 2019
U.S. locations	$22.5	$15.3
Canada locations	3.0	3.2
Total	$25.5	$18.5

U.S. locations above generally use the weighted average cost method of inventory valuation and primarily represent certain finished goods sourced from third party suppliers and certain entities within our Architectural Specialties segment, most notably recent acquisitions, that also use the weighted average cost method given the nature of the inventory.

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

NOTE 9. OTHER CURRENT ASSETS

	December 31, 2020	December 31, 2019
Prepaid expenses	$12.0	$7.5
Assets held for sale	-	6.6
Other	0.8	1.4
Total other current assets	$12.8	$15.5

As of December 31, 2019, assets held for sale included the property, plant and equipment of our idle mineral fiber plant in China, which was sold in 2020.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2020	December 31, 2019
Land	$33.3	$32.6
Buildings	255.5	239.5
Machinery and equipment	645.7	624.8
Computer software	41.6	33.4
Construction in progress	40.9	41.8
Less accumulated depreciation and amortization	(487.1)	(447.5)
Net property, plant and equipment	$529.9	$524.6

NOTE 11. EQUITY INVESTMENTS

Investment in joint venture as of December 31, 2020 and 2019 reflected the equity interest in our 50% investment in our WAVE joint venture. The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting.

We use the cumulative earnings approach to determine the appropriate classification of distributions from WAVE within our cash flow statement.  During 2020, 2019 and 2018, WAVE distributed amounts in excess of our capital contributions and proportionate share of retained earnings.  Accordingly, the distributions in these years were reflected as a return of investment in cash flows from investing activity in our Consolidated Statement of Cash Flows.  Distributions from WAVE in 2020, 2019 and 2018, were $81.5 million, $85.2 million, and $141.7 million, respectively.

In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale.  In those circumstances, we record the sales and associated costs within our consolidated financial statements. The total sales associated with these transactions were $35.2 million, $33.5 million and $32.8 million for the years ended 2020, 2019 and 2018, respectively.

The European and Pacific Rim businesses of WAVE were included in the Sale to Knauf on September 30, 2019.  Accordingly, WAVE’s European and Pacific Rim historical financial statement results have been reflected in WAVE’s consolidated financial statements as a discontinued operation for all periods presented.  Our equity earnings in joint venture reflected as a component of earnings from continuing operations included $3.0 million and $1.5 million of equity earnings representing WAVE’s net earnings from operations of its discontinued European and Pacific Rim businesses in 2019 and 2018, respectively. Condensed financial data for WAVE is summarized below on a continuing operations basis.

	December 31, 2020	December 31, 2019
Current assets	$66.8	$99.2
Non-current assets	40.8	37.0
Current liabilities	73.0	24.4
Other non-current liabilities	234.7	287.4

	2020	2019	2018
Net sales	$343.3	$393.2	$375.0
Gross profit	194.7	219.6	205.8
Net earnings	137.8	166.0	156.6

In connection with the sale of WAVE’s European and Pacific Rim businesses and operations to Knauf on September 30, 2019, WAVE recorded a $46.2 million gain on sale during 2019, which included $10.2 million of unfavorable AOCI adjustments. As such, during 2019, we recorded our share of WAVE’s gain on sale of discontinued operations of $20.6 million, which was included as a component of Equity earnings from joint venture in our Consolidated Statements of Operations and Comprehensive Income.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $141.1 million as of December 31, 2020 and $145.8 million as of December 31, 2019.  These differences are due to our adoption of fresh-start reporting upon emergence from Chapter 11 in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting.  The differences are composed of the following fair value adjustments to assets:

	December 31, 2020	December 31, 2019
Property, plant and equipment	$0.4	$0.4
Other intangibles	110.3	115.0
Goodwill	30.4	30.4
Total	$141.1	$145.8

Other intangibles include customer relationships, trademarks and developed technology.  Customer relationships are amortized over 20 years and developed technology is amortized over 15 years.  Trademarks have an indefinite life.  During the third quarter of 2019, we wrote off $4.4 million of customer relationships and developed technology intangible assets attributed to WAVE’s European and Pacific Rim businesses included in the Sale. This write-off was included as a reduction to Equity earnings from joint venture in our Consolidated Statements of Operations and Comprehensive Income.

Management regularly evaluates its investment in WAVE for impairment, including performing an evaluation as a result of the sale of WAVE’s European and Pacific Rim businesses to Knauf.  Based on those evaluations, management concluded that its investment in WAVE was not impaired.

See discussion in Note 26 to the Consolidated Financial Statements for additional information on this related party.

NOTE 12.  LEASES

The following table presents our lease costs:

	Years Ended December 31,
	2020	2019
Operating lease cost	$5.6	$6.8
Finance lease cost
Amortization of leased assets	$2.0	$-
Interest on lease liabilities	0.6	-
Total finance lease cost	$2.6	$-

Short-term lease expense and variable lease cost were not material for the years ended December 31, 2020 and 2019. Rent expense was $6.1 million in 2018. As of December 31, 2020, we did not have any material leases that have not yet commenced.

The following table presents supplemental cash flow information related to our leases:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5.4	$6.8
Operating cash flows from finance leases	0.6	-
Financing cash flows from finance leases	1.8	-
ROU assets obtained in exchange for lease liabilities
Operating leases (1)	$5.4	$41.6
Finance leases	2.6	-
(1)	The year ended December 31, 2019 includes initial ROU assets of $29.2 million recognized upon adoption on January 1, 2019.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	6.5	8.6
Finance leases	10.7	-
Weighted average discount rate
Operating leases	4.0%	4.4%
Finance leases	3.6%	-

Undiscounted future minimum lease payments as of December 31, 2020, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

	Operating Leases	Finance Leases
Maturity of lease liabilities
2021	$5.5	$2.7
2022	4.1	2.8
2023	3.0	2.7
2024	2.1	2.5
2025	1.7	2.4
Thereafter	6.0	12.5
Total lease payments	22.4	25.6
Less interest	(3.0)	(4.8)
Present value of lease liabilities	$19.4	$20.8

NOTE 13.  GOODWILL AND INTANGIBLE ASSETS

We conduct our annual impairment testing of goodwill and non-amortizing intangible assets during the fourth quarter.  The 2020, 2019 and 2018 reviews concluded that no impairment charges were necessary.  See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for goodwill and intangible assets.

The following table details amounts related to our goodwill and intangible assets as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$200.6	$128.9	$188.9	$114.9
Developed technology	13-19 years	92.1	77.9	85.0	72.1
Software	7 years	9.1	-	-	-
Trademarks and brand names	5-10 years	4.0	1.3	3.9	0.6
Non-compete agreements	3-5 years	6.3	0.4	0.2	-
Other	Various	6.9	0.2	0.1	0.1
Total		$319.0	$208.7	$278.1	$187.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	347.2		321.5
Total intangible assets		$666.2		$599.6

Goodwill	Indefinite	$160.7		$53.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The increase in goodwill as of December 31, 2020 resulted from the acquisitions of Arktura, Moz and Turf and foreign exchange movements. See Note 5 to the Consolidated Financial Statements for additional details.

	2020	2019	2018
Amortization expense	$22.1	$19.9	$15.1

The expected annual amortization expense for the years 2021 through 2025 are as follows:

2021	$34.0
2022	16.4
2023	13.7
2024	13.2
2025	12.6

NOTE 14. OTHER NON-CURRENT ASSETS

	December 31, 2020	December 31, 2019
Cash surrender value of company-owned life insurance policies	$47.8	$53.5
Investment in employee deferred compensation plans	9.6	2.8
Fair value of derivative assets	-	1.3
Other	0.3	0.3
Total other non-current assets	$57.7	$57.9

NOTE 15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2020	December 31, 2019
Payables, trade and other	$81.3	$79.4
Employment costs	17.6	16.5
Current portion of pension and postretirement liabilities	9.5	10.5
Payable to Knauf for purchase price adjustments	11.4	1.2
Payable to WAVE for receipt of Knauf proceeds	-	25.9
Other	16.7	10.0
Total accounts payable and accrued expenses	$136.5	$143.5

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax basis are summarized below.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax, excluding the impact of the pension settlement, generated for the years 2018 through 2020, future reversals of existing taxable temporary differences, and projections of future profit before tax.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.  The need to establish valuation allowances for deferred tax assets is assessed quarterly.  In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we consider all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations.  A history of cumulative losses is a significant piece of negative evidence used in our assessment.  If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

As of December 31, 2020 and 2019, we had $806.9 million and $897.3 million, respectively, of gross state net operating loss (“NOL”) carryforwards expiring between 2021 and 2040. As of December 31, 2020, we had foreign tax credits (“FTC”) carryforwards of $17.7 million that expire between 2021 and 2022. U.S. FTC carryforwards as of December 31, 2019 were $13.1 million. As of December 31, 2020, we had capital loss carryforwards of $19.3 million that expire between 2024 and 2035. Capital loss carryforwards as of December 31, 2019 were $16.0 million.

As of December 31, 2020 and 2019, we had valuation allowances of $79.4 million and $75.5 million, respectively.  As of December 31, 2020, our valuation allowance consisted of $17.7 million for federal deferred tax assets related to FTC carryforwards, $42.4 million for state deferred tax assets related to operating loss carryforwards, and $19.3 million for federal and state deferred tax assets related to capital loss carryovers.

We estimate we will need to generate future federal taxable foreign source income of $84.4 million to fully realize FTC carryforwards before they expire in 2022.  We estimate we will need to generate future taxable income of approximately $612.3 million for state income tax purposes during the respective realization periods (ranging from 2021 to 2040) to be able to fully realize the net deferred income tax assets discussed above. We estimate we will need to generate capital gain income of $67.4 million to fully realize our federal capital loss carryforwards before they expire in 2024 and 2025. We estimate we will need to generate capital gain income of $191.6 million to fully realize our state capital loss carryforwards before they expire between 2024 and 2035. Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income prior to expiration of certain deferred tax assets.

	December 31, 2020	December 31, 2019
Deferred income tax assets (liabilities)
Net operating losses	$48.7	$54.8
Postretirement benefits	22.0	21.2
Pension benefit liabilities	12.0	12.9
Deferred compensation	9.0	10.5
Foreign tax credit carryforwards	17.7	13.1
State tax credit carryforwards	8.9	9.3
Capital loss carryforwards	19.3	16.0
Lease right-of-use liabilities	10.0	9.0
Other	16.2	9.0
Total deferred income tax assets	163.8	155.8
Valuation allowances	(79.4)	(75.5)
Net deferred income tax assets	84.4	80.3
Intangibles	(93.7)	(96.6)
Partnerships and investments	(28.1)	(29.6)
Accumulated depreciation	(75.5)	(69.7)
Prepaid pension costs	(30.7)	(24.2)
Inventories	(4.4)	(4.5)
Lease right-of-use assets	(10.2)	(9.0)
Other	(0.2)	(0.2)
Total deferred income tax liabilities	(242.8)	(233.8)
Net deferred income tax liabilities	$(158.4)	$(153.5)
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets - non-current	$-	$10.4
Deferred income tax liabilities - non-current	(158.4)	(163.9)
Net deferred income tax liabilities	$(158.4)	$(153.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2020	2019	2018
Details of taxes
(Loss) earnings from continuing operations before income taxes
Domestic	$(130.0)	$299.7	$234.0
Foreign	3.3	(0.3)	8.7
Total	$(126.7)	$299.4	$242.7

Income tax expense (benefit):
Current:
Federal	$40.8	$31.4	$45.7
Foreign	1.0	0.8	2.1
State	5.6	6.3	8.0
Total current	47.4	38.5	55.8

Deferred:
Federal	(75.5)	15.1	(3.7)
Foreign	-	(0.3)	-
State	(14.5)	3.8	1.0
Total deferred	(90.0)	18.6	(2.7)

Total income tax (benefit) expense	$(42.6)	$57.1	$53.1

We reviewed our position with regards to foreign unremitted earnings and determined that unremitted earnings will not be permanently reinvested as a result of the Sale.  Accordingly, in 2020, we recorded foreign withholding taxes of $0.9 million on approximately $17.9 million of net undistributed earnings of foreign subsidiaries. In 2019, we recorded foreign withholding taxes of $0.8 million on approximately $14.0 million of net undistributed earnings of foreign subsidiaries.

	2020	2019	2018
Reconciliation to U.S. statutory tax rate
Continuing operations tax (benefit) expense at statutory rate	$(26.6)	$62.9	$51.0
Increase in valuation allowances on deferred domestic income tax assets	(0.1)	0.1	10.0
State income tax (benefit) expense, net of federal impact	(7.3)	12.4	9.2
Capital loss on sale of investment	(4.6)	-	-
Statute closures	(1.3)	(3.8)	(9.6)
State deferred tax adjustments	(1.5)	(1.9)	-
Capital loss utilization on WAVE earnings	-	(4.4)	-
2017 Tax Act (1)	-	-	(1.2)
Excess tax benefits on share-based compensation	(0.9)	(3.2)	(3.8)
Tax on foreign and foreign source income	-	(1.9)	(4.4)
U.S. permanent differences	(2.2)	(1.8)	(1.6)
Other	1.9	(1.3)	3.5
Tax (benefit) expense at effective rate	$(42.6)	$57.1	$53.1
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

We have $41.7 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2020, $18.4 million ($17.4 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities.  Over the next twelve months we estimate that UTB’s may decrease by $0.2 million related to state statutes expiring and increase by $1.5 million due to uncertain tax positions expected to be taken on domestic tax returns.

We account for all interest and penalties on uncertain income tax positions as income tax expense.  We have $2.9 million of interest and penalties accrued in non-current income tax payable in the Consolidated Balance Sheet as of December 31, 2020.

We had the following activity for UTB’s for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Unrecognized tax benefits balance at January 1,	$34.7	$42.6	$53.4
Gross change for current year positions	2.3	2.2	3.6
Increases for prior period positions	8.7	-	1.1
Decrease for prior period positions	-	(2.1)	(2.0)
Decrease due to statute expirations	(4.0)	(8.0)	(13.5)
Unrecognized tax benefits balance at December 31,	$41.7	$34.7	$42.6

We file income tax returns in the U.S. and various states and international jurisdictions.  In the normal course of business, we are subject to examination by taxing authorities in Canada and the United States.  Generally, we have open tax years subject to tax audit on average of between three years and six years.  The statute of limitations is no longer open for U.S. federal returns before 2016.  With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2014. With the exception of extending the 2016 statute of limitations to May 31, 2022 as a result of an ongoing Federal audit, we have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods.

	2020	2019	2018
Other taxes
Payroll taxes	$15.6	$16.0	$15.6
Property, franchise and capital stock taxes	4.2	3.8	3.7

NOTE 17. DEBT

	December 31, 2020	December 31, 2019
Revolving credit facility due 2024	$225.0	$115.0
Term loan A due 2024	493.7	500.0
Principal debt outstanding	718.7	615.0
Unamortized debt financing costs	(3.2)	(4.2)
Long-term debt	715.5	610.8
Less current portion	25.0	6.3
Total long-term debt, less current portion	$690.5	$604.5

We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The revolving credit facility and Term Loan A are currently priced at 1.50% over LIBOR. The senior credit facility also has a $25.0 million letter of credit facility, also known as our bi-lateral facility. The revolving credit facility and Term Loan A mature in September 2024.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

On September 30, 2019, we refinanced our senior credit facility. In connection with the refinancing, we paid $3.0 million of bank, legal and other fees, of which $2.9 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the terms of the underlying debt. Additionally, we wrote off $2.7 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. Finally, in connection with the refinancing, we settled a $100.0 million notional interest rate swap as of September 30, 2019. See Note 20 for additional details.

The senior credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of December 31, 2020, we were in compliance with all covenants of the senior credit facility.

Our debt agreements include other restrictions, including restrictions pertaining to the incurrence of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets.  We currently believe that default under these covenants is unlikely.

During 2020, we borrowed and subsequently repaid $30.0 million under our Accounts Receivable Securitization Facility with the Bank of Nova Scotia (the “funding entity”) which matured in September 2020. Interest on borrowings under this amended facility was calculated at a 90-day commercial paper rate. Under this facility, we sold accounts receivables to Armstrong Receivables Company, LLC (“ARC”), a Delaware entity that is consolidated in these financial statements.  ARC is a 100% wholly owned single member LLC special purpose entity created specifically for this transaction; therefore, any receivables sold to ARC were not available to the general creditors of AWI. ARC used this facility to borrow cash or issue letters of credit. When ARC borrowed cash under this facility, ARC sold an undivided percentage ownership interest in the purchased accounts receivables to the funding entity. We had the unilateral right to repurchase the funding entity’s purchased interest in the accounts receivables and, as a result, borrowings under this facility were reported as debt in the Consolidated Balance Sheets. Borrowings under this facility were obligations of ARC and not AWI.  ARC contracted with and paid a servicing fee to AWI to manage, collect and service the purchased accounts receivables.  All new receivables under the program were continuously purchased by ARC with the proceeds from collections of receivables previously purchased.

None of our remaining outstanding debt as of December 31, 2020 was secured with buildings and other assets.  The credit lines under our revolving credit facility are subject to immaterial annual commitment fees.

Scheduled payments of long-term debt:

2021	$25.0
2022	25.0
2023	25.0
2024	643.7
2025	-
2026 and later	-

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

	December 31, 2020
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$10.9	$14.1
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.9	$164.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

DEFINED CONTRIBUTION BENEFIT PLANS

We sponsor several defined contribution plans, which cover substantially all U.S. and non-U.S. employees. Eligible employees may defer a portion of their pre-tax covered compensation on an annual basis.  We match employee contributions up to pre-defined percentages.  Employee contributions are 100% vested.  Employer contributions are vested based on pre-defined requirements.  Costs for defined contribution benefit plans were $8.1 million in 2020, $7.7 million in 2019 and $6.3 million in 2018.

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

During February 2020, we entered into agreements with Athene Annuity and Life Company (“AAIA”) and Athene Annuity & Life Assurance Company of New York (“AANY”) to transfer certain benefit obligations and assets of our U.S. Retirement Income Plan (“RIP”) to AAIA and AANY.  Under the agreements, we effectively settled $1,045.3 million of retiree defined benefit pension obligations related to approximately 10,300 retirees and beneficiaries (the “Transferred Participants”), which were irrevocably transferred to AAIA and AANY and which guarantees the pension benefits of the Transferred Participants. During the third quarter of 2020, these amounts were immaterially adjusted due to customary data reconciliations with AAIA and AANY. The Agreement did not impact our benefit obligations under the RBEP.

As a result of the transaction, we recorded a $374.4 million settlement loss in the first quarter of 2020, which represented the release of amounts previously recorded in AOCI to other non-operating expense. The RIP’s assets and liabilities were remeasured as of the settlement date, resulting in a remaining projected benefit obligation of $387.5 million, which covered approximately 3,000 deferred vested and active participants, and fair value of plan assets of $499.6 million. The discount rate used to determine the projected benefit obligation at the settlement date was 3.07%, compared to 3.16% used as of December 31, 2019. The expected long-term return on plan assets remained at 5.25% and did not change as a result of the settlement.

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

We have a defined benefit pension plan in Germany which was not acquired by Knauf in connection with the Sale.  This plan uses assumptions which are consistent with, but not identical to, those of the U.S. plans. The accumulated benefit obligation for the non-U.S. defined benefit pension plan was $2.9 million and $2.8 million as of December 31, 2020 and 2019, respectively.

The following tables summarize the balance sheet impact of our U.S. defined benefit pension plans, as well as the related benefit obligations, assets, funded status and rate assumptions.  We use a December 31 measurement date for all our defined benefit pension plans.

	2020	2019
Change in benefit obligations:
Benefit obligations as of beginning of period	$1,431.4	$1,359.7
Service cost	5.5	4.8
Interest cost	15.5	50.3
Settlement payments	(1,006.3)	-
Special termination benefits	2.0	-
Actuarial loss	31.2	117.0
Benefits paid	(37.6)	(100.4)
Benefit obligations as of end of period	$441.7	$1,431.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2020	2019
Change in plan assets:
Fair value of plan assets as of beginning of period	$1,478.4	$1,360.4
Actual return on plan assets	83.1	214.4
Employer contributions	3.1	4.0
Settlement payments	(1,006.3)	-
Benefits paid	(37.6)	(100.4)
Fair value of plan assets as of end of period	$520.7	$1,478.4
Funded status	$79.0	$47.0

	2020	2019
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	2.68%	3.16%
Rate of compensation increase	3.05%	3.05%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	3.07%	4.28%
Expected return on plan assets	5.25%	5.75%
Rate of compensation increase	3.05%	3.05%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions for the RIP are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 30 years.  The forecasts were averaged to come up with consensus passive return forecasts for each asset class.  Incremental components were added for the expected return from active management and asset class rebalancing based on historical information obtained from investment consultants.  These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 5.25% and 5.75% for the years ended December 31, 2020 and 2019, respectively.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $439.6 million and $1,429.5 million as of December 31, 2020 and 2019, respectively. The largest contributor to the net actuarial losses affecting the benefit obligations for the defined benefit pension plans was a decrease in the discount rates, partially offset by the annuity premium gain in the RIP, an experience gain in the RBEP and other changes in assumptions.

	2020	2019
Pension plans with benefit obligations in excess of assets
RBEP Projected benefit obligation, December 31	$40.5	$47.8
RBEP Accumulated benefit obligation, December 31	40.5	47.8

The components of the pension cost (credit) for the U.S. defined benefit pension plans are as follows:

	2020	2019	2018
Service cost of benefits earned during the period	$5.5	$4.8	$5.7
Interest cost on projected benefit obligation	15.5	50.3	46.1
Expected return on plan assets	(34.5)	(80.1)	(95.9)
Recognized net actuarial loss	6.3	19.2	20.0
Settlement	374.4	-	-
Special termination benefits	2.0	-	-
Net periodic pension cost (credit)	$369.2	$(5.8)	$(24.1)

For 2020, 2019 and 2018, actuarial gains and losses were amortized over the remaining life expectancy of plan participants, which was approximately 28 years for 2020, 17 years for 2019 and 18 years for 2018 for our U.S. defined benefit pension plans.

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

Each asset class utilized by the RIP has defined asset allocation targets and allowable ranges.  The table below shows the asset allocation targets and the December 31, 2020 and 2019 positions for each asset class:

	Target
	Weight at
	December 31,	Position at December 31,
Asset Class	2020	2020 (1)	2019 (1)
Long duration bonds	90.0%	89.0%	69.0%
Equities, real estate and private equity	10.0%	11.0%	30.0%
Other			1.0%

(1)	Investments in collective trust funds as of December 31, 2020 and 2019 have been categorized within the asset classes above based on the underlying investments in those funds.

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

The following table sets forth by level within the fair value hierarchy a summary of the RIP plan assets measured at fair value on a recurring basis:

	Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Bonds	$-	$460.9	$-	$460.9
Collective trust fund	-	51.4	-	51.4
Cash, other short-term investments and payables, net	(0.3)	0.9	-	0.6
Net assets measured at fair value	$(0.3)	$513.2	$-	$512.9
Investments measured at net asset value				7.8
Net assets				$520.7

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

The RIP has investments in alternative investment funds as of December 31, 2020 and 2019 which are reported at fair value.  These investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. We have concluded that the NAV reported by the underlying fund approximates the fair value of the investment.  These investments are redeemable at NAV under agreements with the underlying funds.  However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements.  Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the U.S. defined benefit pension plan asset’s interest in the funds.  As of December 31, 2020, there were no restrictions on redemption of these investments.

The following table sets forth a summary of the RIP’s investments measured at NAV:

	Value at December 31, 2020
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$7.8	$2.2	Quarterly	60 days

	Value at December 31, 2019
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$10.7	$2.2	Quarterly	60 days

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Other investments:  Consisted of investments in a group insurance annuity contract.  Investments in the group insurance annuity contract were classified as Level 3 assets and measured at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations while considering the creditworthiness of the issuer.

Cash, other short-term investments and payables:  Consists primarily of cash and cash equivalents, and plan receivables/payables.  The carrying amounts of cash and cash equivalents and receivables/payables approximate fair value due to the short-term nature of these instruments.  Other payables and receivables consist primarily of accrued fees and receivables related to investment positions liquidated for which proceeds had not been received as of December 31.

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

	2020	2019
Change in benefit obligations:
Benefit obligation as of beginning of period	$77.5	$65.4
Service cost	-	0.1
Interest cost	1.9	2.4
Plan participants' contributions	1.9	2.0
Plan amendments	-	(1.1)
Actuarial loss	8.2	18.1
Benefits paid	(8.1)	(9.4)
Benefit obligations as of end of period	$81.4	$77.5

	2020	2019
Change in plan assets:
Fair value of plan assets as of beginning of period	$-	$-
Employer contributions	6.2	7.4
Plan participants' contributions	1.9	2.0
Benefits paid	(8.1)	(9.4)
Fair value of plan assets as of end of period	$-	$-
Funded status	$(81.4)	$(77.5)

	2020	2019
Weighted-average discount rate used to determine benefit obligations at end of period	2.37%	3.14%
Weighted-average discount rate used to determine net periodic benefit cost for the period	3.14%	4.31%

The largest contributors to the actuarial losses affecting the benefit obligations for the postretirement plans were the decreases in the discount rates and the updates to the per capita claims assumptions.

The components of postretirement benefit (credit) are as follows:

	2020	2019	2018
Service cost of benefits earned during the period	$-	$0.1	$0.2
Interest cost on accumulated postretirement benefit obligation	1.9	2.4	2.6
Amortization of prior service (credit)	(0.3)	(0.2)	(0.1)
Amortization of net actuarial gain	(6.6)	(8.5)	(5.7)
Net periodic postretirement benefit (credit)	$(5.0)	$(6.2)	$(3.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 6.7% for pre-65 retirees and 7.6% for post-65 retirees was assumed for 2020, decreasing ratably to an ultimate rate of 4.5% in 2027.

Amounts recognized in assets (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2020	2019	2020	2019	2020	2019
Prepaid pension costs	$119.5	$94.8	$-	$-	$-	$-
Accounts payable and accrued expenses	(2.9)	(3.9)	(0.1)	(0.1)	(6.5)	(6.5)
Postretirement benefit liabilities	-	-	-	-	(74.9)	(71.0)
Pension benefit liabilities	(37.6)	(43.9)	(2.8)	(2.7)	-	-
Net amount recognized	$79.0	$47.0	$(2.9)	$(2.8)	$(81.4)	$(77.5)

Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Plans		Retiree Health and Life Insurance Benefits
	2020	2019	2020	2019
Net actuarial (loss) gain	$(142.6)	$(540.7)	$17.9	$32.8
Prior service credit	-	-	1.7	2.0
Accumulated other comprehensive (loss) income	$(142.6)	$(540.7)	$19.6	$34.8

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	U.S. Pension Benefits (1)	Retiree Health and Life Insurance Benefits, Net
2021	$12.0	$6.5
2022	15.0	6.4
2023	17.0	6.2
2024	19.0	5.8
2025	20.2	5.6
2026 - 2030	114.0	23.6

(1)

We were not required and did not make contributions to the RIP during 2020, 2019 or 2018 as, based on guidelines established by the Pension Benefit Guaranty Corporation, the RIP had sufficient assets to fund its distribution obligations.  Benefit payments to RIP participants have been made directly from the RIP while benefit payments under the RBEP are made from Company cash.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 19. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	December 31, 2020		December 31, 2019
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(715.5)	$(715.5)	$(610.8)	$(610.8)
Interest rate swap contracts	(28.9)	(28.9)	(14.3)	(14.3)
Acquisition-related contingent consideration	(16.9)	(16.9)	-	-

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. We engage independent, third-party valuation specialists to determine the fair value estimates for contingent consideration, which are based on a Monte Carlo simulation.

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets is summarized below:

	December 31, 2020		December 31, 2019
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
(Liabilities), net:
Interest rate swap contracts	$(28.9)	$-	$(14.3)	$-
Acquisition-related contingent consideration	-	(16.9)	-	-

The contingent consideration liability represents estimated future contingent purchase price payments related to the Moz and Turf acquisitions. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates.

The following table summarizes the weighted-average of the significant unobservable inputs as of December 31, 2020:

	Moz	Turf
Unobservable input
Volatility	25.8%	26.2%
Discount rates	2.8%	2.8%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration. See Note 5 for further information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The changes in fair value of the acquisition-related contingent consideration liability for the year ended December 31, 2020 were as follows:

2020
Balance as of beginning of period	$-
Acquisition date fair value of Moz contingent consideration	2.7
Acquisition date fair value of Turf contingent consideration	14.1
Adjustments to fair value measurements	0.1
Balance as of end of period	$16.9

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

Currency Rate Risk – Sales and Purchases

As of December 31, 2020, our only major foreign currency exposure is to the Canadian dollar. We currently have no outstanding positions and do not expect to enter into any foreign exchange derivative products.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of December 31, 2020:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 14, 2016	$200.0	December 2016 to March 2021	USD-LIBOR
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

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

In connection with the refinancing of our credit facility in September 2019, we settled a $100.0 million notional interest rate swap.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2020 and 2019.  We did not have any derivative assets or liabilities not designated as hedging instruments for the years ended December 31, 2020 and 2019.  The derivative asset and liability amounts below are shown in gross amounts and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$0.5	$-
Interest rate swap contracts	Other non-current assets	-	1.3	Other long-term liabilities	28.4	15.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	Amount of Gain (Loss) Recognized in AOCI			Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)
	2020	2019	2018		2020	2019	2018
Derivatives in cash flow hedging relationships
Natural gas commodity contracts	$-	$-	$0.7	Cost of goods sold	$-	$-	$0.1
Foreign exchange contracts – purchases	-	-	0.1	Cost of goods sold	-	-	-
Foreign exchange contracts – sales	-	-	0.7	Net sales	-	-	-
Interest rate swap contracts	(8.6)	(20.0)	(2.0)	Interest expense	5.6	(1.4)	(1.6)
Total	$(8.6)	$(20.0)	$(0.5)	Total gain (loss)	$5.6	$(1.4)	$(1.5)

As of December 31, 2020, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $8.4 million.

NOTE 21. OTHER LONG-TERM LIABILITIES

	December 31, 2020	December 31, 2019
Fair value of derivative liabilities	$28.4	$15.6
Acquisition-related contingent consideration	16.9	-
Long-term deferred compensation arrangements	14.8	14.0
Environmental insurance recoveries received in excess of cumulative expenses incurred	5.0	-
Other	11.4	8.2
Total other long-term liabilities	$76.5	$37.8

NOTE 22. SHARE-BASED COMPENSATION PLANS

The 2016 Long-Term Incentive Plan (“2016 LTIP”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees and expires on July 8, 2026, after which time no further awards may be made.  The 2016 LTIP authorizes us to issue up to 2,803,242 shares of common stock, which includes all shares that have been issued under the 2016 LTIP.  As of December 31, 2020, 2,183,904 shares were available for future grants under the 2016 LTIP, excluding any future adjustments to shares for performance-based awards that have been previously granted.

The 2016 Directors Stock Unit Plan (“2016 Director’s Plan”) authorizes us to issue stock units to non-employee directors until July 2026.  The 2016 Director’s Plan authorizes us to issue up to 250,000 shares of common stock, which includes all shares that have been issued under the 2016 Director’s Plan. As of December 31, 2020, 167,218 shares were available for future grants under the 2016 Director’s Plan.

The 2020 Inducement Award Plan (“2020 Inducement Plan”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards and stock units to key employees and expires on December 14, 2030, after which time no further awards may be made. The 2020 Inducement Plan authorizes us to issue up to 19,000 shares of common stock. As of December 31, 2020, 513 shares were available for future grants under the 2020 Inducement Plan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table presents stock option activity for the year ended December 31, 2020:

	Number of shares (thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding, December 31, 2019	261.1	$40.84
Option shares exercised	(121.5)	$(39.02)
Option shares outstanding, December 31, 2020	139.6	$42.41	1.9	$4.5
Option shares exercisable, vested and expected to vest, December 31, 2020	139.6	$42.41	1.9	$4.5

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

The following table presents information related to stock option exercises:

	2020	2019	2018
Total intrinsic value of stock options exercised	$5.6	$15.9	$23.7
Cash proceeds received from stock options exercised	4.7	14.5	18.4
Tax deduction realized from stock options exercised	1.2	3.3	6.1

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.  There have been no option grants since 2014.

We also grant non-vested stock awards in the form of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). A summary of the 2020 activity related to the RSUs and PSUs is as follows:

	Non-Vested Stock Awards
	RSUs		PSUs
	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date
December 31, 2019	65.4	$66.49	357.7	$58.27
Granted	38.6	86.16	99.3	99.57
Performance adjustments	-	-	158.3	43.74
Vested	(34.0)	(54.69)	(280.5)	(44.08)
Forfeited	(3.2)	(81.83)	(4.5)	(73.95)
December 31, 2020	66.8	$83.14	330.3	$75.49

RSUs entitle the recipient to a specified number of shares of AWI’s common stock provided the prescribed service period is fulfilled.  PSUs entitle the recipient to a specified number of shares of AWI’s common stock provided the defined financial targets are achieved at the end of the performance period. Upon vesting, final adjustments based upon financial achievements are reflected as performance adjustments in the table above. RSUs and PSUs generally have vesting periods of three years at the grant date.  RSUs and PSUs earn dividends during the vesting period that are subject to forfeiture if the awards do not vest.

The table above includes 895 PSUs as of December 31, 2020 and 2019, which are accounted for as liability awards as they are able to be settled in cash.  Employee liability awards outstanding for all periods represent awards to certain employees of our former EMEA and Pacific Rim businesses, which vest when the appropriate performance period ends. These awards will be distributed in the second quarter of 2021.

RSUs and PSUs with non-market based performance conditions are measured at fair value based on the closing price of our stock on the date of grant.  In 2020 and 2019, we granted 42,698 and 58,430 PSUs, respectively, with market-based performance conditions that are valued through the use of a Monte Carlo simulation.  The weighted average assumptions for PSUs measured at fair value through the use of a Monte Carlo simulation are presented in the table below.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2020	2019
Weighted-average grant date fair value of market-based PSUs granted (dollars per award)	$97.75	$77.80
Assumptions
Risk-free rate of return	1.2%	2.4%
Expected volatility	23.8%	25.9%
Expected term (in years)	3.1	3.1
Expected dividend yield	0.0%	0.0%

The risk-free rate of return was determined based on the implied yield available on zero coupon U.S. Treasury bills at the time of grant with a remaining term equal to the expected term of the PSUs.  In 2019, the expected volatility was based on an average of the actual historical volatilities of the stock prices of AWI and a peer group of companies. We elected to not rely solely on AWI’s actual historical stock price volatility due to the separation of AFI in 2016. In 2020, the expected volatility was based on the actual historical volatilities of the stock prices of AWI.  The expected term represented the performance period on the underlying award.  The expected dividend yield was assumed to be zero under the assumption that dividends distributed during the performance period are reinvested in AWI’s common stock.

In connection with our recent acquisition of Arktura, we issued 75,743 shares of restricted stock to the sellers as of the acquisition date, which are not reflected in the non-vested stock awards table above. These awards to sellers were not issued under the 2020 Inducement Plan and have a vesting period of five years from the grant date and earn dividends during the vesting period, which are subject to forfeiture if the awards do not vest. We also issued 18,487 Restricted Stock Awards (“RSAs”) under the 2020 Inducement Plan to key employees as of the acquisition date, which are not reflected in the non-vested stock awards table above. These key employee awards have a vesting period of three years from the grant date and earn dividends during the vesting period, which are subject to forfeiture if the awards do not vest. If forfeited, the key employee awards will transfer to the Arktura sellers. We reissued treasury shares to grant all of the restricted stock and RSAs associated with the Arktura acquisition.

In addition to the equity awards described above, as of December 31, 2020 we had 11,773 fully-vested phantom shares outstanding for non-employee directors under the 2006 Phantom Stock Unit Plan not reflected in the non-vested stock awards table above.  These awards are settled in cash and had vesting periods of one to three years.  The awards are generally payable six months following the director’s separation from service on the Board of Directors.  The total liability recorded for these shares as of December 31, 2020 was $1.2 million which includes associated non-forfeitable dividends.  This liability was settled on January 5, 2021. The 2006 Phantom Stock Unit Plan is still in place; however, no additional shares will be granted under the plan.

As of December 31, 2020 and 2019, there were 126,474 and 140,417 RSUs, respectively, outstanding under the 2016 Directors Stock Unit Plan not reflected in the non-vested stock awards table above.  In 2020 and 2019, we granted 12,278 and 9,981 restricted stock units, respectively, to non-employee directors.  These awards generally have a vesting period of one year, and as of December 31, 2020 and 2019, 114,196 and 130,436 shares, respectively, were vested but not yet delivered.  The awards are generally payable upon vesting or the director’s deferral election. These awards earn dividends during the vesting period that are subject to forfeiture if the underlying award does not vest.

We recognize share-based compensation expense on a straight-line basis over the vesting period.  Share-based compensation cost was $6.9 million ($5.1 million net of tax benefit) in 2020, $8.4 million ($6.3 million net of tax benefit) in 2019, and $12.9 million ($9.6 million net of tax benefit) in 2018.

As of December 31, 2020, there was $17.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.1 years.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 23. EMPLOYEE COSTS

	2020	2019	2018
Wages, salaries and incentive compensation	$207.6	$201.8	$197.2
Payroll taxes	15.6	16.0	15.6
Defined contribution and defined benefit pension plan expense (credit), net	1.0	2.0	(17.8)
Insurance and other benefit costs	25.1	21.9	22.3
Share-based compensation	6.9	8.4	12.9
Total	$256.2	$250.1	$230.2

NOTE 24. SHAREHOLDERS' EQUITY

Common Stock Repurchase Plan

Since July 29, 2016, our Board of Directors has approved our share repurchase program pursuant to which we are currently authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). The Program was temporarily suspended in the first quarter of 2020 in response to uncertainties surrounding COVID-19. On October 21, 2020, we elected to restart the Program and had $593.8 million remaining under the Board’s repurchase authorization as of December 31, 2020.

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

During 2020, we repurchased 0.5 million shares under the Program for a total cost of $44.4 million, excluding commissions, or an average price of $87.27 per share. Since inception, we have repurchased 9.7 million shares under the Program for a total cost of $606.2 million, excluding commissions, or an average price of $62.35 per share.

Dividends

In February, April and July 2020, our Board of Directors declared $0.20 per share quarterly dividends, which were paid to shareholders in March, May and August 2020, respectively. In October 2020, our Board of Directors declared a $0.21 per share quarterly dividend, which was paid to shareholders in November 2020. On February 17, 2021, our Board of Directors declared a $0.21 per share quarterly dividend to be paid in March 2021.

Accumulated Other Comprehensive (Loss)

The balance of each component of accumulated other comprehensive (loss), net of tax is presented in the table below.

	December 31, 2020	December 31, 2019
Foreign currency translation adjustments	$2.3	$9.4
Derivative (loss), net	(19.0)	(8.5)
Pension and postretirement adjustments	(92.6)	(377.0)
Accumulated other comprehensive (loss)	$(109.3)	$(376.1)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The amounts and related tax effects allocated to each component of other comprehensive income for 2020, 2019, and 2018 are presented in the tables below.

	Pre-tax Amount	Tax Benefit (Expense)	After-tax Amount
2020
Foreign currency translation adjustments	$(7.1)	$-	$(7.1)
Derivative (loss), net	(14.2)	3.7	(10.5)
Pension and postretirement adjustments	382.9	(98.5)	284.4
Total other comprehensive income (loss)	$361.6	$(94.8)	$266.8

	Pre-tax Amount	Tax Benefit (Expense)	After-tax Amount
2019
Foreign currency translation adjustments	$84.1	$-	$84.1
Derivative (loss), net	(18.8)	4.9	(13.9)
Pension and postretirement adjustments	16.8	(3.6)	13.2
Total other comprehensive income	$82.1	$1.3	$83.4

	Pre-tax Amount	Tax Benefit	After-tax Amount
2018
Foreign currency translation adjustments	$(27.6)	$-	$(27.6)
Derivative gain, net	0.9	0.2	1.1
Pension and postretirement adjustments	(41.6)	8.7	(32.9)
Total other comprehensive (loss) income	$(68.3)	$8.9	$(59.4)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2020 and 2019:

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2018	$(74.7)	$5.3	$(390.2)	$(459.6)
Impact of ASU 2017-12 adoption	-	0.1	-	0.1
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $ -, $5.2, ($1.4) and $3.8	3.9	(15.0)	1.4	(9.7)
Amounts reclassified from accumulated other comprehensive (loss)	80.2	1.1	11.8	93.1
Net current period other comprehensive income (loss)	84.1	(13.9)	13.2	83.4
Balance, December 31, 2019	9.4	(8.5)	(377.0)	(376.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $ -, $2.5, ($3.0) and ($0.5)	(0.2)	(6.1)	6.1	(0.2)
Amounts reclassified from accumulated other comprehensive (loss)	(6.9)	(4.4)	278.3	267.0
Net current period other comprehensive (loss) income	(7.1)	(10.5)	284.4	266.8
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)

(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statement of Operations and Comprehensive Income are presented in the table below.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income
	2020	2019
Derivative Adjustments:
Interest rate swap contracts	$(5.6)	$1.4	Interest expense
Tax impact	1.2	(0.3)	Income tax expense
Total (income) loss, net of tax	(4.4)	1.1

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.3)	(0.2)	Other non-operating expense (income), net
Amortization of net actuarial loss	(0.3)	10.7	Other non-operating expense (income), net
Settlement	374.4	-	Other non-operating expense (income), net
Total loss, before tax	373.8	10.5
Tax impact	(95.5)	(2.2)	Income tax expense
Total loss from continuing operations, net of tax	278.3	8.3
Adjustments related to Sale to Knauf (1)	-	3.5
Total loss, net of tax	278.3	11.8

Foreign Currency Translation Adjustments:
Sale to Knauf (1)	-	80.2
Sale of idled plant in China	(6.9)	-
Total (income) loss, net of tax	(6.9)	80.2
Total reclassifications for the period	$267.0	$93.1

(1)

Represents amounts reclassified out of Accumulated other comprehensive loss during 2019 related to the Sale and included as a component of (loss) gain from disposal of discontinued operations on the Consolidated Statements of Operations and Comprehensive Income. A portion of these amounts were included in our previously reported estimated loss on sale. See Note 6 for additional details.

NOTE 25. SUPPLEMENTAL FINANCIAL INFORMATION

	2020	2019	2018
Selected operating expense
Maintenance and repair costs	$38.1	$41.4	$41.6
Research and development costs	14.7	14.8	16.3
Advertising costs	6.8	7.0	6.5

Other non-operating expense (income), net
Interest income	$(0.3)	$(3.2)	$(4.3)
Pension and postretirement cost (credits)	358.7	(16.9)	(33.0)
Other	(1.0)	(0.3)	4.8
Total	$357.4	$(20.4)	$(32.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 26. RELATED PARTIES

In some geographies and for some customers, we purchase grid products from WAVE, our 50%-owned joint venture with Worthington, for resale to customers.  The total amount of these purchases was $21.5 million in 2020, $22.5 million in 2019 and $22.5 million in 2018.  We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement.  Those services amounted to $20.7 million in 2020, $15.7 million in 2019, and $15.8 million in 2018.  The net amount due to WAVE from us for all of our relationships was $4.9 million as of December 31, 2020 and $3.3 million as of December 31, 2019.  As of December 31, 2019, we also recorded a $25.9 million payable to WAVE for their remaining portion of the proceeds from the Sale, which was reflected within Accounts payable and accrued expenses in the December 31, 2019 Consolidated Balance Sheet and paid to WAVE during 2020. See Note 11 to the Consolidated Financial Statements for additional information.

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

Environmental Sites

Summary

We are actively involved in the investigation and remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and state Superfund and similar environmental laws at two domestically owned locations allegedly resulting from past industrial activity.

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

Between 2017 and 2019, we entered settlement agreements totaling $39.8 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $30.6 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In 2020, we entered into settlement agreements totaling $12.7 million, $7.7 million of which was recorded as a reduction to SG&A expenses. During the fourth quarter of 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess $5.0 million was recorded within our long-term liabilities as of December 31,2020. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

It is probable that we will incur field investigation, engineering and oversight costs associated with a remedial investigation and feasibility study (“RI/FS”) with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We and the other PRPs entered into a settlement agreement with the EPA effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan in the second quarter of 2019, which the EPA approved on September 11, 2019. Investigative work on this portion of the site commenced in December 2019. Ecological field work and risk evaluation remains ongoing. We anticipate that the EPA will require significant investigative work for Operable Unit 2. We may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

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

Summary of Financial Position

Total liabilities of $1.2 million as of December 31, 2020 and $1.6 million as of December 31, 2019 were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of December 31, 2020 and 2019, $0.3 million and $0.1 million, respectively, were reflected within accounts payable and accrued expenses. During 2020, we did not record any additional reserves for potential environmental liabilities.  During 2019, we recorded reserves for potential environmental liabilities of $1.0 million. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated environmental liabilities above do not take into account any claims for additional recoveries from insurance or third parties.  It is our policy to record insurance recoveries as assets in the Consolidated Balance Sheets when probable.  We incur costs to pursue environmental insurance recoveries, which are expensed as incurred.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

From time to time, we are involved in other various lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters.  In connection with those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.  When applicable and appropriate, we will pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands.  While complete assurance cannot be given to the outcome of any proceedings relating to these matters, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 28.  EARNINGS PER SHARE

Earnings per share components may not add due to rounding.

The following table is a reconciliation of (loss) earnings to (loss) earnings attributable to common shares used in our basic and diluted (Loss) Earnings Per Share (“EPS”) calculations for the years ended December 31, 2020, 2019 and 2018. EPS components may not add due to rounding.

	2020	2019	2018
(Loss) earnings from continuing operations	$(84.1)	$242.3	$189.6
(Earnings) allocated to participating vested share awards	(0.1)	(0.5)	(0.6)
(Loss) earnings from continuing operations attributable to common shares	$(84.2)	$241.8	$189.0

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2020, 2019 and 2018 (shares in millions):

	2020	2019	2018
Basic shares outstanding	47.9	48.7	51.3
Dilutive effect of common stock equivalents	-	0.8	0.8
Diluted shares outstanding	47.9	49.5	52.1

Due to the net loss for the year ended December 31, 2020, all common stock equivalents were considered anti-dilutive. Anti-dilutive options excluded from the computation of dilutive EPS for 2020 and 2019 were 313,003 and 7,580, respectively. There were no anti-dilutive stock options excluded from the computation of diluted EPS in 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2020.  Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (as of February 23, 2021):

Name	Age	Present Position and Business Experience During the Last Five Years*

Victor D. Grizzle	59	Armstrong World Industries, Inc. President & CEO, Director since April 2016 Executive Vice President & CEO, Armstrong Building Products (2011 to April 2016)

Charles M. Chiappone	58

Armstrong World Industries, Inc.

Senior Vice President, Ceiling and Wall Solutions since April 2018

Senior Vice President, Ceiling Solutions (April 2016 to April 2018)

Vice President of Global Marketing & Commercial Excellence,

Armstrong Building Products (January 2012 to April 2016)

Mark A. Hershey	51

Armstrong World Industries, Inc.

Senior Vice President, General Counsel and Business Development since January 2020

Senior Vice President, General Counsel since July 2011

Chief Compliance Officer since February 2012

Secretary (July 2011 to June 2014 and since April 2016)

Brian L. MacNeal	54

Armstrong World Industries, Inc.

Senior Vice President, Chief Financial Officer since April 2016

Vice President, Global Finance and CFO, Armstrong Building Products (2014 to April 2016)

Heartland Energy Solutions

Interim Chief Financial Officer (2013 to 2014)

Campbell Soup Company

Vice President of Finance (2011 to 2013)

Stephen F. McNamara	54	Armstrong World Industries, Inc. Vice President, Controller since July 2008

Ellen R. Romano	59	Armstrong World Industries, Inc. Senior Vice President, Human Resources since July 2013 Vice President, Human Resources, Armstrong Building Products (2009 to 2013)

*	Information in parentheses regarding previously held positions indicates either the duration the Executive Officer held the position or the year in which service in the position began.

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

The Codes of Ethics are available at http://www.armstrongceilings.com/corporate/codes-policies.html and in print free of charge.  Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer, must be reviewed in advance by the Nominating, Governance and Social Responsibility Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval.  The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange.  We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website.  There were no waivers or exemptions from the Code of Business Conduct in 2020 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2021 annual meeting of shareholders to be filed no later than April 30, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors – Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2021 annual meeting of shareholders to be filed no later than April 30, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2021 annual meeting of shareholders to be filed no later than April 30, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2021 annual meeting of shareholders to be filed no later than April 30, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2021 annual meeting of shareholders to be filed no later than April 30, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Listing of Documents
1.

The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2020 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 35.

2.	The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2020, 2019, and 2018 (filed herewith as Exhibit 99.1).

3.	The following exhibits are filed as part of this 2020 Annual Report on Form 10-K:

Exhibit No.	Description
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

Exhibit No.	Description
10.6

Amended and Restated Joint Venture Agreement, dated February 22, 2016 between Armstrong Ventures, Inc. and Worthington Ventures, Inc., is incorporated by reference from the Annual Report on Form 10-K filed on February 22, 2016, wherein it appeared as Exhibit 10.12.

10.7

Tax Matters Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.2.

10.8

Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc., AWI Licensing LLC and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.4.

10.9

Transition Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc., AFI Licensing LLC and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.5.

10.10

Campus Lease Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.6.

10.11

Share Purchase Agreement, dated November 17, 2017, by and between Armstrong World Industries, Inc. and Knauf International GmbH is incorporated by reference from the Current Report on Form 8-K filed on November 20, 2017, wherein it appeared as Exhibit 2.1.

10.12

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
10.14

2011 Long-Term Incentive Plan, effective as of June 24, 2011, is incorporated by reference to Armstrong World Industries, Inc.’s Definitive Proxy Statement on Schedule 14A for the Armstrong World Industries, Inc  2011 Annual Meeting of Shareholders held on June 24, 2011 filed on April 28, 2011, wherein it appeared as Exhibit A.*

10.15

Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — U.S. (Executive Officer)), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.1.*

10.16

Form of 2011 Long-Term Incentive Plan Terms and Conditions (Grant of Nonqualified Stock Options — U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 30, 2012, wherein it appeared as Exhibit 10.2.*

10.17

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – U.S. (Executive Officer)), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 29, 2013, wherein it appeared as Exhibit 10.2.*

10.18

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 29, 2013, wherein it appeared as Exhibit 10.3.*

10.19

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 28, 2014, wherein it appeared as Exhibit 10.1.*

10.20

Armstrong World Industries, Inc. 2016 Long-Term Incentive Plan, effective as of July 8, 2016 and amended and restated effective February 20, 2019, is incorporated by reference from the Annual Report on Form 10-K filed on February 25, 2019, wherein it appeared as Exhibit 10.42.*

10.21

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier I) for Senior Executives under the 2016 Long-Term Incentive Plan for years prior to 2019 is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.2.*

10.22

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Absolute TSR for Tier II) for Senior Executives under the 2016 Long-Term Incentive Plan for years prior to 2019 is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.4.*

Exhibit No.	Description
10.23

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier I) under the 2016 Long-Term Incentive Plan for years prior to 2019 is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.3.*

10.24

Form of Long-Term Performance-Based Restricted Stock Unit Grant (Performance Goals Based on Cumulative Free Cash Flow for Tier II) under the 2016 Long-Term Incentive Plan for years prior to 2019 is incorporated by reference from the Current Report on Form 10-Q filed on May 1, 2017, wherein it appeared as Exhibit 10.5.*

10.25	Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2019 and later years under the 2016 Long-Term Incentive Plan. *†**
10.26	Armstrong World Industries, Inc. 2020 Inducement Award Plan, is incorporated by reference from the Registration Statement on Form S-8 filed on December 15, 2020, wherein it appeared as Exhibit 4.4.*
10.27

Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the Annual Report on Form 10-K, filed on February 28, 2011, wherein it appeared as Exhibit 10.4.*

10.28

Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.29	Schedule of Participating Directors, is incorporated by reference from the Current Report on Form 8-K filed on October 23, 2007, wherein it appeared as Exhibit 10.2.*
10.30

2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.31

Form of 2009 and 2010 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.32

Form of 2011, 2012, 2013, 2014 and 2015 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.40.*

10.33	Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.1.*
10.34

Form of Stock Unit Grant Agreement under the Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.3.*

10.35	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*
10.36	Offer Letter to Mark A. Hershey dated April 21, 2011, is incorporated by reference from the Current Report on Form 8-K filed on April 27, 2011, wherein it appeared as Exhibit 99.1.*
10.37

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on June 4, 2010, wherein it appeared as Exhibit 10.1.*

10.38

Form of Amended and Restated Severance Agreement with Certain Officers, approved for use on October 26, 2016 is incorporated by reference from the Report on Form 8-K filed on October 31, 2016, wherein it appeared as Exhibit 10.1.*

14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.
21	Armstrong World Industries, Inc.’s Subsidiaries.†
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Auditors.†
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.

Exhibit No.	Description
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350 (furnished herewith).
99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.†
101	Inline Interactive Data Files***
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

*	Management Contract or Compensatory Plan.
†	Filed herewith.
**	Portions of this exhibit have been omitted as permitted by applicable regulations.
***

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

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle	Director, President and Chief Executive Officer	February 23, 2021
Victor D. Grizzle	(Principal Executive Officer)

/s/ Brian L. MacNeal	Senior Vice President and Chief Financial Officer	February 23, 2021
Brian L. MacNeal	(Principal Financial Officer)

/s/ Stephen F. McNamara	Vice President and Controller	February 23, 2021
Stephen F. McNamara	(Principal Accounting Officer)

/s/ Stanley A. Askren	Director	February 23, 2021
Stanley A. Askren

/s/ Tao Huang	Director	February 23, 2021
Tao Huang

/s/ Barbara L. Loughran	Director	February 23, 2021
Barbara L. Loughran

/s/ Larry S. McWilliams	Director	February 23, 2021
Larry S. McWilliams

/s/ James C. Melville	Director	February 23, 2021
James C. Melville

/s/ Wayne R. Shurts	Director	February 23, 2021
Wayne R. Shurts

/s/ Roy W. Templin	Director	February 23, 2021
Roy W. Templin

/s/ Cherryl T. Thomas	Director	February 23, 2021
Cherryl T. Thomas

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves

(amounts in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2018
Provision for bad debts	$0.3	$0.1	$(0.1)	$0.3
Provision for discounts	1.5	19.2	(19.4)	1.3
Provision for warranties	0.1	4.2	(3.9)	0.4

2019
Provision for bad debts	$0.3	$0.7	$(0.3)	$0.7
Provision for discounts	1.3	21.0	(20.9)	1.4
Provision for warranties	0.4	3.0	(3.2)	0.2
Provision for inventory obsolescence	-	0.6	(0.1)	0.5

2020
Provision for bad debts	$0.7	$0.9	$(0.2)	$1.4
Provision for discounts	1.4	19.4	(19.5)	1.3
Provision for warranties	0.2	5.5	(4.8)	0.9
Provision for inventory obsolescence	0.5	0.1	(0.6)	-