Form 10-Q
period 2021-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2021-04-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 22, 2021 – 47,887,116.

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

•

other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, and in the documents incorporated by reference herein and therein.

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

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2021	2020
Net sales	$251.9	$248.7
Cost of goods sold	164.4	157.4
Gross profit	87.5	91.3
Selling, general and administrative expenses	54.4	34.8
Equity earnings from joint venture	(21.0)	(19.5)
Operating income	54.1	76.0
Interest expense	5.7	6.7
Other non-operating (income) expense, net	(1.3)	369.4
Earnings (loss) from continuing operations before income taxes	49.7	(300.1)
Income tax expense (benefit)	12.2	(77.5)
Earnings (loss) from continuing operations	37.5	(222.6)
(Loss) from disposal of discontinued businesses, net of tax expense (benefit) of $1.7 and ($1.4)	(2.1)	(3.6)
Net (loss) from discontinued operations	(2.1)	(3.6)
Net earnings (loss)	$35.4	$(226.2)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.6	(2.1)
Derivative gain (loss), net	3.8	(11.8)
Pension and postretirement adjustments	0.2	288.3
Total other comprehensive income	4.6	274.4
Total comprehensive income	$40.0	$48.2
Earnings (loss) per share of common stock, continuing operations:
Basic	$0.78	$(4.64)
Diluted	$0.78	$(4.64)
(Loss) per share of common stock, discontinued operations:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)
Net earnings (loss) per share of common stock:
Basic	$0.74	$(4.71)
Diluted	$0.74	$(4.71)
Average number of common shares outstanding:
Basic	47.8	48.0
Diluted	48.0	48.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$121.6	$136.9
Accounts and notes receivable, net	91.3	78.3
Inventories, net	81.9	81.5
Income taxes receivable	1.8	2.3
Other current assets	19.7	12.8
Total current assets	316.3	311.8
Property, plant, and equipment, less accumulated depreciation and amortization of $452.3 and $487.1, respectively	523.6	529.9
Operating lease assets	20.0	19.2
Finance lease assets	19.9	20.4
Prepaid pension costs	120.4	119.5
Investment in joint venture	46.2	41.2
Goodwill	166.5	160.7
Intangible assets, net	444.3	457.5
Income taxes receivable	-	0.6
Other non-current assets	58.1	57.7
Total assets	$1,715.3	$1,718.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	25.0
Accounts payable and accrued expenses	115.5	136.5
Operating lease liabilities	5.2	4.8
Finance lease liabilities	2.0	2.0
Income taxes payable	8.5	4.0
Total current liabilities	156.2	172.3
Long-term debt, less current installments	684.4	690.5
Operating lease liabilities	15.0	14.6
Finance lease liabilities	18.2	18.8
Postretirement benefit liabilities	73.6	74.9
Pension benefit liabilities	39.9	40.4
Other long-term liabilities	72.4	76.5
Income taxes payable	21.1	21.2
Deferred income taxes	160.9	158.4
Total non-current liabilities	1,085.5	1,095.3
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,639,609 shares issued and 47,828,464 shares outstanding as of March 31, 2021 and 62,599,331 shares issued and 47,913,821 shares outstanding as of December 31, 2020	0.6	0.6
Capital in excess of par value	556.6	553.7
Retained earnings	895.0	869.8
Treasury stock, at cost, 14,811,145 shares as of March 31, 2021 and 14,685,510 shares as of December 31, 2020	(873.9)	(863.9)
Accumulated other comprehensive (loss)	(104.7)	(109.3)
Total shareholders' equity	473.6	450.9
Total liabilities and shareholders' equity	$1,715.3	$1,718.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9
Stock issuance, net	40,278	-	-	-	-	-	-	-
Cash dividends - $0.21 per common share	-	-	-	(10.2)	-	-	-	(10.2)
Share-based employee compensation	-	-	2.9	-	-	-	-	2.9
Net earnings	-	-	-	35.4	-	-	-	35.4
Other comprehensive income	-	-	-	-	-	-	4.6	4.6
Acquisition of treasury stock	(125,635)	-	-	-	125,635	(10.0)	-	(10.0)
March 31, 2021	47,828,464	$0.6	$556.6	$895.0	14,811,145	$(873.9)	$(104.7)	$473.6

	Three Months Ended March 31, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	49,777	-	-	-	-	-	-	-
Cash dividends - $0.20 per common share	-	-	-	(9.9)	-	-	-	(9.9)
Share-based employee compensation	-	-	1.6	-	-	-	-	1.6
Net (loss)	-	-	-	(226.2)	-	-	-	(226.2)
Other comprehensive income	-	-	-	-	-	-	274.4	274.4
Acquisition of treasury stock	(382,170)	-	-	-	382,170	(34.4)	-	(34.4)
March 31, 2020	47,659,955	$0.6	$557.3	$772.1	14,653,217	$(857.9)	$(101.7)	$370.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$35.4	$(226.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25.6	18.2
Deferred income taxes	1.2	(93.0)
Share-based compensation	2.3	0.9
Loss on disposal of discontinued operations	0.4	5.0
Equity earnings from joint venture	(21.0)	(19.5)
U.S. pension cost	-	371.6
Other non-cash adjustments, net	0.2	0.2
Changes in operating assets and liabilities:
Receivables	(12.9)	(12.5)
Inventories	(2.1)	(1.0)
Accounts payable and accrued expenses	(9.2)	(25.8)
Income taxes receivable and payable, net	5.5	13.0
Other assets and liabilities	(5.8)	(5.2)
Net cash provided by operating activities	19.6	25.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(13.2)	(12.0)
Return of investment from joint venture	16.5	18.1
Payments to Knauf upon disposal of discontinued operations	(11.8)	-
Other investing activities	(0.3)	3.8
Net cash (used for) provided by investing activities	(8.8)	9.9
Cash flows from financing activities:
Proceeds from short-term debt	-	30.0
Payments for finance leases	(0.5)	-
Proceeds from revolving credit facility	50.0	100.0
Payments of revolving credit facility	(50.0)	(20.0)
Payments of long-term debt	(6.3)	-
Dividends paid	(10.1)	(9.6)
Proceeds from share-based compensation plans, net of tax	0.7	0.8
Payments for treasury stock acquired	(10.0)	(34.4)
Net cash (used for) provided by financing activities	(26.2)	66.8
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.8)
Net (decrease) increase in cash and cash equivalents	(15.3)	101.6
Cash and cash equivalents at beginning of year	136.9	45.3
Cash and cash equivalents at end of period	$121.6	$146.9
Supplemental Cash Flow Disclosures:
Interest paid	$5.7	$6.9
Income tax payments, net	7.2	1.1
Amounts in accounts payable for capital expenditures	0.7	0.1

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2020.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the first quarter of 2021 and 2020 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2021 presentation.

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

In July 2020, we acquired all the issued and outstanding capital stock of TURF Design, Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products.

The operations, assets and liabilities of these acquisitions are included in our Architectural Specialties segment. See Note 4 for further information on our recent acquisitions.

Discontinued Operations

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). In January 2021, we finalized the post-closing adjustments to purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the first quarter of 2021, we paid $11.8 million to Knauf related to this purchase price adjustment.

See Note 5 for additional information related to our discontinued operations.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes exceptions to the general principles in ASC Topic 740 – Income Taxes for allocating tax expense between financial statement components, accounting

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

basis differences resulting from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. Effective January 1, 2021, we adopted this standard, which had no material impact on our financial condition or results of operations.

COVID-19 Considerations

The COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the availability and distribution of vaccinations; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first quarters of 2021 and 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
	2021	2020
Net sales
Mineral Fiber	$188.7	$197.7
Architectural Specialties	63.2	51.0
Total net sales	$251.9	$248.7

	Three Months Ended
	March 31,
	2021	2020
Segment operating income (loss)
Mineral Fiber	$60.6	$70.0
Architectural Specialties	(4.9)	7.5
Unallocated Corporate	(1.6)	(1.5)
Total consolidated operating income	$54.1	$76.0

The Architectural Specialties operating loss for the three months ended March 31, 2021 was driven by intangible asset amortization and other acquisition-related expenses related to our acquisitions of Turf, Moz and Arktura in 2020. See Note 4 for additional information related to our acquisitions.

	Three Months Ended
	March 31,
	2021	2020
Total consolidated operating income	$54.1	$76.0
Interest expense	5.7	6.7
Other non-operating (income) expense, net	(1.3)	369.4
Earnings (loss) from continuing operations before income taxes	$49.7	$(300.1)

	March 31, 2021	December 31, 2020
Segment assets
Mineral Fiber	$1,116.9	$1,101.1
Architectural Specialties	354.5	357.7
Unallocated Corporate	243.9	259.7
Total consolidated assets	$1,715.3	$1,718.5

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer group within our Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Mineral Fiber	2021	2020
Distributors	$135.3	$141.9
Home centers	26.8	25.7
Direct customers	12.8	13.9
Retailers and other	13.8	16.2
Total	$188.7	$197.7

	Three Months Ended
	March 31,
Architectural Specialties	2021	2020
Distributors	$34.3	$35.9
Direct customers	28.1	14.4
Retailers and other	0.8	0.7
Total	$63.2	$51.0

NOTE 4. ACQUISITIONS

We account for acquisitions under the acquisition method and the results of acquired operations are included in the Condensed Consolidated Financial Statements from the acquisition date. Acquisition-related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. Our definite-lived intangible assets, and adjustments to the fair value of assets acquired and/or liabilities assumed, are amortized over the estimated useful life on a straight-line basis and recorded as a component of operating income (expense). The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant level 3 inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date. Changes in the fair value of contingent consideration liabilities recorded in reporting periods after the acquisition date are recorded within selling, general and administrative (“SG&A”) expenses on our Condensed Consolidated Statements of Operations and Comprehensive Income.

ARKTURA

On December 16, 2020, we acquired all the issued and outstanding equity of Arktura LLC (“Arktura”) and its subsidiaries with operations in the United States and Argentina for $90.9 million of cash paid at closing, net of $0.5 million of cash acquired, subject to customary post-closing adjustments for working capital. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims for indemnification under the agreement. Under the terms of the agreement, and contingent upon continued employment with AWI, we are obligated to pay the sellers an additional $24.0 million in cash payments over a period of five years and issued an additional $6.0 million of restricted stock which will vest over a period of five years. Contingent upon employment with AWI, we also issued an additional $1.4 million of restricted stock to key Arktura employees which will vest over a period of three years. Compensation expense associated with these cash payments and restricted stock awards will be recorded over the required service and vesting periods.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The total fair value of tangible assets acquired, less liabilities assumed, was $1.8 million. The acquisition resulted in $56.6 million of goodwill. The following table summarizes the fair values of identifiable intangible assets acquired, and their estimated useful lives:

	Fair Value at Acquisition Date	Estimated Useful Life

Tradenames	$12.1	Indefinite
Software	9.1	7 years
Backlog	5.5	1 year
Customer relationships	3.6	1 year
Non-compete agreements	2.1	5 years
Patents	0.6	13-19 years
Total identifiable intangible assets	$33.0

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

In connection with the Arktura acquisition, we formed Arktura Ventures LLC, an incubator entity for the development and commercialization of new products and solutions in the architecture, engineering and construction space. As of March 31, 2021, the venture entity had no funding or operations.

MOZ

On August 24, 2020, we acquired the business and assets of Moz for $4.2 million of cash paid at closing and the potential for a contingent earn out payable in 2022 not to exceed $4.7 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration at the acquisition date of $2.7 million, resulting in total acquisition consideration of $6.9 million.

The contingent consideration is payable upon achievement of certain future performance objectives through December 31, 2021. See Note 15 for details related to the fair value of contingent consideration.

TURF

On July 27, 2020, we acquired all the issued and outstanding capital stock of Turf for a purchase price of $70.0 million of cash paid at closing and the potential for a contingent earn out payable in 2022 and 2023 not to exceed $48.0 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration at the acquisition date of $14.1 million, resulting in total acquisition consideration of $84.1 million.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

PRO FORMA FINANCIAL INFORMATION

The following table summarizes aggregate unaudited pro forma information assuming the acquisitions of Arktura, Moz and Turf had occurred on January 1, 2020. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets, compensation expense related to cash payments and equity awards granted to employees of the acquired companies and adjustments to net sales for the purchase accounting effects of recording deferred revenue at fair value. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions.  Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2020.

	Three Months Ended March 31,
	2021	2020
Net sales from continuing operations, pro forma	$252.6	$263.7
Net sales from continuing operations, as reported	251.9	248.7
Net earnings (loss) from continuing operations, pro forma	42.9	(234.0)
Net earnings (loss) from continuing operations, as reported	37.5	(222.6)

For the three months ended March 31, 2021, net sales of $16.5 million and a pre-tax net loss of $5.7 million from Arktura, Moz and Turf were included in our Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 5. DISCONTINUED OPERATIONS

EMEA AND PACIFIC RIM BUSINESSES

In 2019, we completed the sale of certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf. During the three months ended March 31, 2021, we recorded a loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale. During the three months ended March 31, 2020, we recorded a loss on sale of $5.0 million representing working capital and other adjustments.

See Note 1 for further discussion of the Sale.

Summarized Financial Information of Discontinued Operations

The following table details the line items that comprise discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended
	March 31,
	2021	2020
(Loss) from disposal of discontinued businesses, before income tax	$(0.4)	$(5.0)
Income tax expense (benefit)	1.7	(1.4)
(Loss) from disposal of discontinued business, net of tax	$(2.1)	$(3.6)

Net (loss) from discontinued operations	$(2.1)	$(3.6)

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2021	December 31, 2020
Customer receivables	$92.7	$77.9
Miscellaneous receivables	2.9	4.0
Less allowance for warranties, discounts and losses	(4.3)	(3.6)
Accounts and notes receivable, net	$91.3	$78.3

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

NOTE 7. INVENTORIES

	March 31, 2021	December 31, 2020
Finished goods	$45.0	$44.6
Goods in process	5.6	5.5
Raw materials and supplies	42.5	42.3
Less LIFO reserves	(11.2)	(10.9)
Total inventories, net	$81.9	$81.5

NOTE 8. OTHER CURRENT ASSETS

	March 31, 2021	December 31, 2020
Prepaid expenses	$13.5	$12.0
Assets held for sale	4.6	-
Other	1.6	0.8
Total other current assets	$19.7	$12.8

As of March 31, 2021, assets held for sale included the property, plant and equipment of our idled mineral fiber plant in St. Helens, Oregon. We entered into a sale agreement for the property during the first quarter of 2021, with closing expected during 2021.

NOTE 9. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE.  The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. Condensed financial statement data for WAVE is summarized below.

	Three Months Ended
	March 31,
	2021	2020
Net sales	$98.6	$95.4
Gross profit	58.9	54.9
Net earnings	44.6	40.8

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2021 and December 31, 2020.

		March 31, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$200.9	$134.0	$200.6	$128.9
Developed technology	13-19 years	92.3	79.4	92.1	77.9
Software	7 years	9.1	0.3	9.1	-
Trademarks and brand names	5-10 years	4.0	1.5	4.0	1.3
Non-compete agreements	3-5 years	5.6	0.6	6.3	0.4
Other	Various	6.5	3.1	6.9	0.2
Total		$318.4	$218.9	$319.0	$208.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	344.8		347.2
Total intangible assets		$663.2		$666.2

Goodwill	Indefinite	$166.5		$160.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The increase in goodwill since December 31, 2020 resulted primarily from customary adjustments to valuations for Arktura assets acquired and liabilities assumed on December 16, 2020 and foreign exchange movements.

	Three Months Ended
	March 31,
	2021	2020
Amortization expense	$10.2	$4.6

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2021	December 31, 2020
Payables, trade and other	$80.7	$81.3
Employment costs	12.6	17.6
Current portion of pension and postretirement liabilities	9.6	9.5
Payable to Knauf for purchase price adjustments	-	11.4
Other	12.6	16.7
Total accounts payable and accrued expenses	$115.5	$136.5

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2021	2020
Earnings (loss) from continuing operations before income taxes	$49.7	$(300.1)
Income tax expense (benefit)	12.2	(77.5)
Effective tax rate	24.6%	25.8%

Excluding the impact of the pension settlement in 2020, the effective tax rate for the first quarter of 2021 was flat compared to the same period in 2020.

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

NOTE 13. DEBT

As of March 31, 2021 and December 31, 2020, our long-term debt included borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of March 31, 2021 and December 31, 2020, borrowings outstanding under our revolving credit facility were $225.0 million. As of March 31, 2021 and December 31, 2020, borrowings outstanding under our Term Loan A were $487.4 million and $493.7 million, respectively. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	March 31, 2021
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$10.3	$14.7
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.3	$164.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2021	2020
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.2	$1.4
Interest cost on projected benefit obligation	2.2	7.2
Expected return on plan assets	(4.1)	(14.9)
Amortization of net actuarial loss	0.9	3.9
Settlement	-	374.4
Net periodic pension cost	$0.2	$372.0
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	0.3	0.5
Amortization of prior service credit	(0.1)	(0.1)
Amortization of net actuarial gain	(0.5)	(1.6)
Net periodic postretirement (credit)	$(0.3)	$(1.2)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment.  Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2021 and 2020.

The service cost component of net benefit cost has been presented in the Condensed Consolidated Statements of Operations and Comprehensive Income within cost of goods sold and SG&A expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in the Condensed Consolidated Statements of Operations and Comprehensive Income separately from the service cost component within other non-operating income (expense), net.

In the first quarter of 2020, we entered into agreements with Athene Annuity and Life Company (“AAIA”) and Athene Annuity & Life Assurance Company of New York (“AANY”) to transfer certain benefit obligations and assets of our U.S. Retirement Income Plan (“RIP”) to AAIA and AANY. As a result of the transaction, we recorded a $374.4 million settlement loss in the first quarter of 2020, which was reflected as a component of other non-operating income (expense), net.

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	March 31, 2021		December 31, 2020
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(709.4)	$(703.4)	$(715.5)	$(715.5)
Interest rate swap contracts	(24.2)	(24.2)	(28.9)	(28.9)
Acquisition-related contingent consideration	(17.1)	(17.1)	(16.9)	(16.9)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. We engage independent, third-party valuation specialists to determine the fair value estimates for contingent consideration, which are based on a Monte Carlo simulation.

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

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	March 31, 2021		December 31, 2020
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
(Liabilities), net:
Interest rate swap contracts	$(24.2)	$-	$(28.9)	$-
Acquisition-related contingent consideration	-	(17.1)	-	(16.9)

The contingent consideration liability represents estimated future contingent purchase price payments related to the Moz and Turf acquisitions. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates.

The following table summarizes the weighted average of the significant unobservable inputs as of March 31, 2021:

	Moz	Turf
Unobservable input
Volatility	23.9%	24.3%
Discount rates	2.8%	2.8%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration. See Note 4 for further information.

The changes in fair value of the acquisition-related contingent consideration liability for the three months ended March 31, 2021 were as follows:

Three Months Ended
March 31, 2021
Balance as of beginning of period	$16.9
Adjustments to fair value measurements	0.2
Balance as of end of period	$17.1

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in the London Interbank Offered Rate (“LIBOR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of March 31, 2021:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

Under the terms of the November 2018 swap maturing in 2023, we pay a fixed rate monthly and receive 1-month LIBOR.  This is inclusive of a 0% floor.

Under the terms of the November 2018 swap maturing in 2025, we pay a fixed rate monthly and receive 1-month LIBOR.  This is inclusive of a 0% floor.

Under the terms of the March 2020 swap maturing in 2022, we pay a fixed rate monthly and receive 1-month LIBOR. This is inclusive of a 0% floor.

Under the terms of the March 2020 swaps maturing in 2024, we pay a fixed rate monthly and receive 1-month LIBOR.  These are inclusive of a 0% floor.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2021 and December 31, 2020. We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2021 or December 31, 2020.  The derivative liability amounts below are shown gross and have not been netted.

	Derivative Liabilities
		Fair Value
	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swap contracts	Accounts payable and accrued expenses	$0.2	$0.5
Interest rate swap contracts	Other long-term liabilities	24.0	28.4

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2021	2020		2021	2020
Derivatives in cash flow hedging relationships
Interest rate swap contracts	7.0	(15.6)	Interest expense	1.9	0.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

As of March 31, 2021, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $8.5 million.

NOTE 17. OTHER LONG-TERM LIABILITIES

	March 31, 2021	December 31, 2020
Fair value of derivative liabilities	$24.0	$28.4
Acquisition-related contingent consideration	17.1	16.9
Long-term deferred compensation arrangements	15.5	14.8
Environmental insurance recoveries received in excess of cumulative expenses incurred	4.9	5.0
Other	10.9	11.4
Total other long-term liabilities	$72.4	$76.5

NOTE 18. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

Since July 29, 2016, our Board of Directors has approved our share repurchase program pursuant to which we are currently authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We currently have $583.8 million remaining under the Board’s repurchase authorization as of March 31, 2021.

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

During the three months ended March 31, 2021, we repurchased 0.1 million shares under the Program for a total cost of $10.0 million, excluding commissions, or an average price of $79.60 per share. Since inception, through March 31, 2021, we have repurchased 9.8 million shares under the Program for a total cost of $616.2 million, excluding commissions, or an average price of $62.57 per share.

Dividends

In February 2021, our Board of Directors declared a $0.21 per share quarterly dividend, which was paid to shareholders in March 2021. On April 20, 2021, our Board of Directors declared a $0.21 dividend per share quarterly dividend to be paid in May 2021.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($1.7), $- and ($1.7)	0.6	5.3	-	5.9
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.5)	0.2	(1.3)
Net current period other comprehensive income	0.6	3.8	0.2	4.6
Balance, March 31, 2021	$2.9	$(15.2)	$(92.4)	$(104.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $ -, $4.0, ($2.9) and $1.1	(2.1)	(11.6)	8.6	(5.1)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.2)	279.7	279.5
Net current period other comprehensive (loss) income	(2.1)	(11.8)	288.3	274.4
Balance, March 31, 2020	$7.3	$(20.3)	$(88.7)	$(101.7)

(1)	Amounts are net of tax.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended March 31,
	2021	2020
Derivative Adjustments:
Interest rate swap contracts, before tax	$(1.9)	$(0.3)	Interest expense
Tax impact	0.4	0.1	Income tax expense
Total (income), net of tax	(1.5)	(0.2)

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.1)	(0.1)	Other non-operating (income) expense, net
Amortization of net actuarial loss	0.4	2.3	Other non-operating (income) expense, net
Settlement	-	374.4	Other non-operating (income) expense, net
Total loss, before tax	0.3	376.6
Tax impact	(0.1)	(96.9)	Income tax expense
Total loss, net of tax	0.2	279.7
Total reclassifications for the period	$(1.3)	$279.5

NOTE 19. LITIGATION AND RELATED MATTERS

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

Between 2017 and 2020, we entered settlement agreements totaling $52.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $38.3 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess $5.0 million was recorded within our long-term liabilities as of December 31, 2020. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. During the three months ended March 31, 2021, we did not enter into any new settlement agreements and the balance of insurance recoveries in excess of cumulative expenses as of March 31, 2021 was $4.9 million. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill,” also known as “Operable Unit 1”).  After completing an investigation of the WWTP Landfill and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action.  The Operable Unit 1 response action for the WWTP Landfill is complete and the final report was submitted to the EPA on October 11, 2016.  The EPA approved the final report on November 28, 2016, and a Post-Removal Control Plan (the “Plan”) was submitted to the EPA on March 28, 2017. That Plan required us to monitor the effectiveness of the WWTP Landfill response action over a five-year period.

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

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific” or “AWP”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.  The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, AWI and CBS submitted a good faith offer to EPA on May 28, 2019, and negotiations among parties remain ongoing. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the final remediation or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. However, we do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $0.9 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of March 31, 2021 no portion of environmental liabilities was reflected within accounts payable and accrued expenses. As of December 31, 2020, $0.3 million of environmental liabilities were reflected within accounts payable and accrued expenses. During the three months ended March 31, 2021 and 2020, we did not record any additional reserves for potential environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

The estimated environmental liabilities above do not take into account any claims for additional recoveries from insurance or third parties.  It is our policy to record insurance recoveries as assets in the Condensed Consolidated Balance Sheets when probable.  We incur costs to pursue environmental insurance recoveries, which reduce the balance of insurance recoveries in excess of cumulative expenses incurred and when exhausted, will be expensed as incurred.

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

NOTE 20. EARNINGS PER SHARE

The following table is a reconciliation of earnings (loss) to earnings (loss) attributable to common shares used in our basic and diluted (Loss) Earnings Per Share (“EPS”) calculations for the three months ended March 31, 2021 and 2020. EPS components may not add due to rounding.

	Three Months Ended
	March 31,
	2021	2020
Earnings (loss) from continuing operations	$37.5	$(222.6)
(Earnings) allocated to participating vested share awards	(0.1)	-
Earnings (loss) from continuing operations attributable to common shares	$37.4	$(222.6)

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2021 and 2020 (shares in millions):

	Three Months Ended
	March 31,
	2021	2020
Basic shares outstanding	47.8	48.0
Dilutive effect of common stock equivalents	0.2	-
Diluted shares outstanding	48.0	48.0

Anti-dilutive stock awards excluded from the computation of diluted EPS for the three months ended March 31, 2021 and 2020 were 33,643 and 702,513, respectively. Due to the net loss for the three months ended March 31, 2020, all common stock equivalents were considered anti-dilutive.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

We are a leading producer of ceiling systems for use in the construction and renovation of commercial and residential buildings. We design, manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt) throughout the Americas.

COVID-19

The impact of the COVID-19 outbreak on our future consolidated results of operations remains uncertain. In 2020, we experienced a significant decrease in customer demand within both segments during the second through fourth quarters due to COVID-19. Specifically, we noted delays in construction driven by temporary closures of non-life sustaining businesses, with the most significant impacts in major metropolitan areas impacted by COVID-19. We experienced less of a comparative decline in net sales during the second half of 2020 compared to the second quarter of 2020, as construction resumed across many parts of the U.S. Customer demand continued to improve in the first quarter of 2021 but remained lower than pre-pandemic levels. In response to COVID-19, we reduced capital expenditures and discretionary spending including compensation, travel and marketing expenses temporarily in 2020.

As of March 31, 2021, all of our manufacturing facilities were operational, excluding the St. Helens, Oregon facility which was idled prior to the COVID-19 outbreak. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental and local health authorities across all our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, enhancing cleaning and sanitizing procedures, and social distancing.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first quarters of 2021 and 2020 but future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 outbreak’s impact on our financial condition, results of operations and cash flows.

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

In July 2020, we acquired all the issued and outstanding capital stock of TURF Design, Inc. (“Turf”), with one manufacturing facility in Elgin, Illinois and a design center in Chicago, Illinois. Turf is a designer and manufacturer of acoustic felt ceilings and wall products.

The operations, assets and liabilities of these acquisitions are included in our Architectural Specialties segment. See Note 4 to the Condensed Consolidated Financial Statements for additional information related to our acquisitions.

Discontinued Operations

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). In January 2021, we finalized the post-closing adjustments to purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the first quarter of 2021, we paid $11.8 million to Knauf related to this purchase price adjustment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 5 to the Condensed Consolidated Financial Statements for additional information related to our discontinued operations.

Manufacturing Plants

As of March 31, 2021, we had 16 manufacturing plants in two countries, with 14 plants located within the U.S. and two plants located in Canada. We closed our St. Helens, Oregon mineral fiber manufacturing plant in the second quarter of 2018, and the facility was classified as an asset held for sale as of March 31, 2021. We entered into a sale agreement for the property during the first quarter of 2021, with closing expected during 2021.

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

Factors Affecting Revenues

For information on our 2021 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Markets. We compete in the commercial and residential construction markets. We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

We noted several factors and trends within our markets that directly affected our business performance during the first quarter of 2021 compared to the first quarter of 2020, most importantly the aforementioned decrease in demand as a result of COVID-19. For the three months ended March 31, 2021, we experienced a significant reduction in volumes of $17 million in comparison to the same period in 2020. Revenues for our Architectural Specialties segment were positively impacted by $17 million due to our 2020 acquisitions of Turf, Moz and Arktura (collectively, the “2020 Acquisitions”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three months ended March 31, 2021 by approximately $5 million, compared to the same period in 2020. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During the first quarter of 2021, we implemented price increases on certain Mineral Fiber ceiling and grid products. In the first quarter of 2021, we announced a price increase on Mineral Fiber ceiling tile and grid products and certain Architectural Specialties products to be effective in the second quarter of 2021. We may implement future pricing actions based on numerous factors.

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

Our largest raw material expenditures are for aluminum, clays, felt, fiberglass, perlite, pigment, recycled paper, starch, steel, wood and wood fiber. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. For the three months ended March 31, 2021, higher costs for raw materials and energy negatively impacted operating income by $1 million compared to the same period in 2020.

2020 Acquisition-Related Charges

In connection with the 2020 Acquisitions, we incurred certain acquisition-related charges in the first quarter of 2021, summarized as follows (dollar amounts in millions):

	Three Months Ended March 31, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations and Comprehensive Income
Deferred revenue	$0.7	Net sales
Change in fair value of contingent consideration	0.2	SG&A expenses
Deferred cash arrangements	2.8	SG&A expenses
Inventory step-up	0.3	Cost of goods sold
	$4.0

The deferred revenue and inventory amounts reflect the post-acquisition charges associated with recording these liabilities and assets at fair value as part of purchase accounting. The estimated fair value of contingent consideration for Moz and Turf is remeasured at each reporting period. Expenses related to the deferred cash arrangements for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the former owners’ and employees’ continued employment with AWI. Purchase accounting expenses related to depreciation of fixed asset fair value adjustments and intangible asset amortization expenses have been excluded from the table above. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Employees

As of March 31, 2021 and December 31, 2020, we had approximately 2,800 and 2,700 full-time and part-time employees, respectively.

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

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2021	2020	Change is Favorable/(Unfavorable)
Total consolidated net sales	$251.9	$248.7	1.3%
Operating income	$54.1	$76.0	(28.8)%

Consolidated net sales for the first quarter of 2021 increased 1.3% over the same period in 2020 due to favorable AUV of $5 million, partially offset by lower volumes of $2 million. Mineral Fiber net sales decreased by $9 million and Architectural Specialties net sales increased by $12 million. As previously noted, decreases in volumes for both our Mineral Fiber and Architectural Specialties segments were a result of lower market demand due to COVID-19, offset by the $17 million increase in net sales due to our 2020 Acquisitions in the Architectural Specialties Segment.

Cost of goods sold in the first quarter of 2021 was 65.3% of net sales, compared to 63.3% for the same period in 2020. The increase in cost of goods sold as a percent of net sales for the first quarter of 2021 was primarily due to the impact of the 2020 Acquisitions, most notably the impact of post-acquisition expenses, in addition to the impact of lower mix due to changes in sales by customer group, which was impacted by COVID-19. The increases in cost of goods sold as a percent of net sales in comparison to 2020 were partially offset by manufacturing productivity.

SG&A expenses in the first quarter of 2021 were $54.4 million, or 21.6% of net sales, compared to $34.8 million, or 14.0% of net sales, for the same period in 2020. The increase in SG&A expenses for the first quarter of 2021 as compared to the same period in 2020 was driven primarily by a $12 million increase in SG&A expenses due to the impact of the 2020 Acquisitions, including intangible asset amortization, and a $7 million increase in incentive and deferred compensation expenses.

Equity earnings from our WAVE joint venture were $21.0 million in the first quarter of 2021, compared to $19.5 million in the first quarter of 2020. The increase in WAVE earnings was primarily related to favorable AUV and higher volumes, partially offset by higher steel costs and an increase in SG&A expenses. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $5.7 million in the first quarter of 2021, compared to $6.7 million in the first quarter of 2020. The decrease in the first quarter of 2021 was primarily due to lower interest rates.

Other non-operating income, net, was $1.3 million in the first quarter of 2021 compared to $369.4 million of expense in the first quarter of 2020. The decrease in expense was primarily related to the absence of the $374.4 million settlement related to our RIP, partially offset by lower credits from non-service cost components of pension and postretirement net period benefit costs. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $12.2 million in the first quarter of 2021 compared to an income tax benefit of $77.5 million in the first quarter of 2020. The effective tax rate for the first quarter of 2021 was 24.6% as compared to 25.8% for the same period of 2020. Excluding the tax impact of the pension settlement recorded in the first quarter of 2020, the effective tax rate was flat in the first quarter of 2021 compared to the same period of 2020.

Total Other Comprehensive Income (“OCI”) was $4.6 million in the first quarter of 2021 compared to $274.4 million in the first quarter of 2020. The change in OCI in the first quarter of 2021 compared to the same period in 2020 was driven by pension and postretirement adjustments, primarily related to the absence of the $278.6 settlement loss, net of taxes, related to our RIP. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Also impacting the change in OCI was derivative gains/losses and foreign currency translation adjustments. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Foreign currency translation adjustments represent the change in the U.S. dollar value of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2021 and 2020 were driven primarily by changes in the Canadian dollar.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2021	2020	Change is (Unfavorable)
Total segment net sales	$188.7	$197.7	(4.6)%
Operating income	$60.6	$70.0	(13.4)%

Net sales decreased in the first quarter of 2021 due to lower volumes of $14 million, partially offset by favorable AUV of $5 million. The decreases in volumes were driven by a decrease in demand due to COVID-19. The favorable AUV was driven by favorable price and mix due to the sale of higher end ceiling products.

Operating income decreased in the first quarter of 2021 primarily due to a $9 million negative impact from lower volumes and a $7 million increase in incentive and deferred compensation expenses, partially offset by a $2 million increase in operating income from favorable AUV, a $2 million reduction in manufacturing costs and a $2 million increase in WAVE equity earnings.

Architectural Specialties

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2021	2020	Change is Favorable/(Unfavorable)
Total segment net sales	$63.2	$51.0	23.9%
Operating (loss) income	$(4.9)	$7.5	(165.2)%

Net sales increased $12 million in the first quarter of 2021 due to a $17 million contribution from the 2020 Acquisitions, partially offset by a reduction in demand due to COVID-19.

Operating loss for the first quarter of 2021 was primarily due to a $4 million increase in acquisition-related expenses and a $6 million increase in amortization expense related to the 2020 Acquisitions. The decrease in operating income in comparison to the first quarter of 2020 was also impacted by lower sales excluding the 2020 Acquisitions and an increase in manufacturing and SG&A expenses due to additional investments in manufacturing capacity and selling and design capabilities.

Unallocated Corporate

Unallocated corporate operating loss was $2 million in the first quarter of 2021 and 2020.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first three months of 2021 provided $19.6 million of cash, compared to $25.7 million in the first three months of 2020. The decrease was primarily due to lower cash earnings, partially offset by positive working capital changes, primarily from accounts payable and accrued expenses.

Net cash used for investing activities was $8.8 million in the first three months of 2021, compared to $9.9 million of cash provided in the first three months of 2020. The unfavorable change of cash in comparison to 2020 was primarily due to purchase price adjustments paid to Knauf in 2021.

Net cash used for financing activities was $26.2 million in the first three months of 2021, compared to $66.8 million of cash provided in the first three months of 2020. The unfavorable change of cash was primarily due to a decrease in proceeds from borrowings and higher debt payments, partially offset by lower repurchases of outstanding common stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year. We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed. As of March 31, 2021, total borrowings outstanding under our senior credit facility were $225.0 million under the revolving credit facility and $487.4 million under Term Loan A. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of March 31, 2021, we were in compliance with all covenants of the senior credit facility.

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

Under the terms of the November 2018 swap maturing in 2023, we pay a fixed rate monthly and receive a 1-month LIBOR. This is inclusive of a 0% floor.

Under the terms of the November 2018 swap maturing in 2025, we pay a fixed rate monthly and receive 1-month LIBOR. This is inclusive of a 0% floor.

Under the terms of the March 2020 swap maturing in 2022, we pay a fixed rate monthly and receive 1-month LIBOR. This is inclusive of a 0% floor.

Under the terms of the March 2020 swaps maturing in 2024, we pay a fixed rate monthly and receive 1-month LIBOR.  These are inclusive of a 0% floor.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

As of March 31, 2021, we had $121.6 million of cash and cash equivalents, $108.6 million in the U.S and $13.0 million in various foreign jurisdictions, primarily Canada.

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

	March 31, 2021
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$10.3	$14.7
Revolving credit facility	150.0	-	150.0
Total	$175.0	$10.3	$164.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2021, we had $121.6 million of cash and cash equivalents and $275.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We continue to evaluate reductions in discretionary spending, capital expenditures and other costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2021, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting.  During the first quarter of 2021, we implemented a new financial consolidation and reporting system. In connection with this implementation, we have updated the processes that comprise the Company’s internal control over financial reporting, as necessary, to accommodate related changes in the Company’s systems and business processes. To date, this implementation has not had, and the Company does not believe this implementation will have in the future, an adverse effect on the Company’s internal control over financial reporting. Except as disclosed above, there were no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2021	125,703	$79.59	125,635	$583,779,311
February 1 – 28, 2021	4,880	$86.61	-	$583,779,311
March 1 – 31, 2021	16	$87.57	-	$583,779,311
Total	130,599		125,635

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

During the three months ended March 31, 2021, we repurchased 0.1 million shares under the Program for a total cost of $10.0 million, excluding commissions, or an average price of $79.60 per share. Since inception, through March 31, 2021, we have repurchased 9.8 million shares under the Program for a total cost of $616.2 million, excluding commissions, or an average price of $62.57 per share.

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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on April 17, 2020, wherein it appeared as Exhibit 3.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

†	Filed herewith.

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

Date:  April 27, 2021