Form 10-Q
period 2021-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2021-07-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 22, 2021 – 47,603,088.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$280.0	$203.2	$531.9	$451.9
Cost of goods sold	175.1	135.4	339.5	292.8
Gross profit	104.9	67.8	192.4	159.1
Selling, general and administrative expenses	60.0	33.0	114.2	67.8
Change in fair value of contingent consideration	(9.7)	-	(9.5)	-
(Gain) related to sale of fixed and intangible assets	-	(14.1)	-	(14.1)
Equity (earnings) from joint venture	(23.7)	(13.5)	(44.7)	(33.0)
Operating income	78.3	62.4	132.4	138.4
Interest expense	5.6	5.9	11.3	12.6
Other non-operating (income) expense, net	(1.6)	(4.4)	(2.9)	365.0
Earnings (loss) from continuing operations before income taxes	74.3	60.9	124.0	(239.2)
Income tax expense (benefit)	19.2	11.4	31.4	(66.1)
Earnings (loss) from continuing operations	55.1	49.5	92.6	(173.1)
Gain (loss) from disposal of discontinued businesses, net of tax expense (benefit) of $-, $-, $1.7 and ($1.4)	-	0.8	(2.1)	(2.8)
Net earnings (loss) from discontinued operations	-	0.8	(2.1)	(2.8)
Net earnings (loss)	$55.1	$50.3	$90.5	$(175.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.5	0.1	1.1	(2.0)
Derivative gain (loss), net	1.1	(2.0)	4.9	(13.8)
Pension and postretirement adjustments	0.2	(0.7)	0.4	287.6
Total other comprehensive income (loss)	1.8	(2.6)	6.4	271.8
Total comprehensive income	$56.9	$47.7	$96.9	$95.9
Earnings (loss) per share of common stock, continuing operations:
Basic	$1.15	$1.03	$1.93	$(3.61)
Diluted	$1.14	$1.03	$1.92	$(3.61)
Earnings (loss) per share of common stock, discontinued operations:
Basic	$-	$0.02	$(0.04)	$(0.06)
Diluted	$-	$0.02	$(0.04)	$(0.06)
Net earnings (loss) per share of common stock:
Basic	$1.15	$1.05	$1.89	$(3.67)
Diluted	$1.14	$1.05	$1.88	$(3.67)
Average number of common shares outstanding:
Basic	47.7	47.8	47.8	47.9
Diluted	48.1	48.0	48.1	47.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$119.0	$136.9
Accounts and notes receivable, net	92.9	78.3
Inventories, net	83.1	81.5
Income taxes receivable	2.1	2.3
Other current assets	20.4	12.8
Total current assets	317.5	311.8
Property, plant, and equipment, less accumulated depreciation and amortization of $471.0 and $487.1, respectively	527.6	529.9
Operating lease assets	20.5	19.2
Finance lease assets	19.3	20.4
Prepaid pension costs	121.2	119.5
Investment in joint venture	50.0	41.2
Goodwill	166.8	160.7
Intangible assets, net	434.2	457.5
Income taxes receivable	-	0.6
Other non-current assets	59.6	57.7
Total assets	$1,716.7	$1,718.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	25.0
Accounts payable and accrued expenses	140.0	136.5
Operating lease liabilities	5.3	4.8
Finance lease liabilities	2.1	2.0
Income taxes payable	5.2	4.0
Total current liabilities	177.6	172.3
Long-term debt, less current installments	653.4	690.5
Operating lease liabilities	15.4	14.6
Finance lease liabilities	17.7	18.8
Postretirement benefit liabilities	71.6	74.9
Pension benefit liabilities	39.3	40.4
Other long-term liabilities	56.0	76.5
Income taxes payable	21.8	21.2
Deferred income taxes	165.6	158.4
Total non-current liabilities	1,040.8	1,095.3
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,738,546 shares issued and 47,732,943 shares outstanding as of June 30, 2021 and 62,599,331 shares issued and 47,913,821 shares outstanding as of December 31, 2020	0.6	0.6
Capital in excess of par value	554.7	553.7
Retained earnings	939.8	869.8
Treasury stock, at cost, 15,005,603 shares as of June 30, 2021 and 14,685,510 shares as of December 31, 2020	(893.9)	(863.9)
Accumulated other comprehensive (loss)	(102.9)	(109.3)
Total shareholders' equity	498.3	450.9
Total liabilities and shareholders' equity	$1,716.7	$1,718.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended June 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2021	47,828,464	$0.6	$556.6	$895.0	14,811,145	$(873.9)	$(104.7)	$473.6
Stock issuance, net	98,937	-	-	-	-	-	-	-
Cash dividends - $0.21 per common share	-	-	-	(10.3)	-	-	-	(10.3)
Share-based employee compensation	-	-	(1.9)	-	-	-	-	(1.9)
Net earnings	-	-	-	55.1	-	-	-	55.1
Other comprehensive income	-	-	-	-	-	-	1.8	1.8
Acquisition of treasury stock	(194,458)	-	-	-	194,458	(20.0)	-	(20.0)
June 30, 2021	47,732,943	$0.6	$554.7	$939.8	15,005,603	$(893.9)	$(102.9)	$498.3

	Six Months Ended June 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9
Stock issuance, net	139,215	-	-	-	-	-	-	-
Cash dividends - $0.42 per common share	-	-	-	(20.5)	-	-	-	(20.5)
Share-based employee compensation	-	-	1.0	-	-	-	-	1.0
Net earnings	-	-	-	90.5	-	-	-	90.5
Other comprehensive income	-	-	-	-	-	-	6.4	6.4
Acquisition of treasury stock	(320,093)	-	-	-	320,093	(30.0)	-	(30.0)
June 30, 2021	47,732,943	$0.6	$554.7	$939.8	15,005,603	$(893.9)	$(102.9)	$498.3

	Three Months Ended June 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2020	47,659,955	$0.6	$557.3	$772.1	14,653,217	$(857.9)	$(101.7)	$370.4
Stock issuance, net	196,224	-	-	-	-	-	-	-
Cash dividends - $0.20 per common share	-	-	-	(9.6)	-	-	-	(9.6)
Share-based employee compensation	-	-	(5.6)	-	-	-	-	(5.6)
Net earnings	-	-	-	50.3	-	-	-	50.3
Other comprehensive (loss)	-	-	-	-	-	-	(2.6)	(2.6)
Acquisition of treasury stock	-	-	-	-	-	-	-	-
June 30, 2020	47,856,179	$0.6	$551.7	$812.8	14,653,217	$(857.9)	$(104.3)	$402.9

	Six Months Ended June 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	246,001	-	-	-	-	-	-	-
Cash dividends - $0.40 per common share	-	-	-	(19.5)	-	-	-	(19.5)
Share-based employee compensation	-	-	(4.0)	-	-	-	-	(4.0)
Net (loss)	-	-	-	(175.9)	-	-	-	(175.9)
Other comprehensive income	-	-	-	-	-	-	271.8	271.8
Acquisition of treasury stock	(382,170)	-	-	-	382,170	(34.4)	-	(34.4)
June 30, 2020	47,856,179	$0.6	$551.7	$812.8	14,653,217	$(857.9)	$(104.3)	$402.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net earnings (loss)	$90.5	$(175.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	51.3	37.5
Deferred income taxes	5.4	(89.9)
Share-based compensation	5.5	3.8
Loss on disposal of discontinued operations	0.4	4.2
Gain related to sale of fixed and intangible assets	-	(14.1)
Equity earnings from joint venture	(44.7)	(33.0)
U.S. pension cost	0.1	369.7
Change in fair value of contingent consideration	(9.5)	-
Other non-cash adjustments, net	0.5	0.5
Changes in operating assets and liabilities:
Receivables	(14.3)	(1.3)
Inventories	(3.3)	(6.4)
Accounts payable and accrued expenses	8.2	(26.2)
Income taxes receivable and payable, net	2.6	21.3
Other assets and liabilities	(10.8)	(11.5)
Net cash provided by operating activities	81.9	78.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(30.7)	(18.5)
Return of investment from joint venture	36.4	42.4
Payments of proceeds from Knauf to investment in joint venture	-	(20.0)
Payments to Knauf upon disposal of discontinued operations	(11.8)	-
Other investing activities	(0.7)	6.4
Net cash (used for) provided by investing activities	(6.8)	10.3
Cash flows from financing activities:
Proceeds from short-term debt	-	30.0
Payments for finance leases	(1.0)	-
Proceeds from revolving credit facility	75.0	100.0
Payments of revolving credit facility	(100.0)	(85.0)
Payments of long-term debt	(12.5)	-
Dividends paid	(20.4)	(19.5)
Proceeds from share-based compensation plans, net of tax	(4.5)	(7.8)
Payments for treasury stock acquired	(30.0)	(34.4)
Net cash (used for) financing activities	(93.4)	(16.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.5)
Net (decrease) increase in cash and cash equivalents	(17.9)	71.8
Cash and cash equivalents at beginning of year	136.9	45.3
Cash and cash equivalents at end of period	$119.0	$117.1
Supplemental Cash Flow Disclosures:
Interest paid	$11.1	$12.6
Income tax payments, net	25.1	1.1
Amounts in accounts payable for capital expenditures	1.9	-

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2020.  These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented.  Operating results for the second quarter and first six months of 2021 and 2020 included in this report are unaudited.  Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Acquisitions

In December 2020, we acquired all of the issued and outstanding equity of Arktura LLC (“Arktura”) and certain subsidiaries with operations in the United States and Argentina. Arktura is a designer and fabricator of metal and felt ceilings, walls, partitions, and facades with one manufacturing facility based in Los Angeles, California.

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

COVID-19 Considerations

The COVID-19 pandemic has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the availability and distribution of vaccines; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the second quarter and first six months of 2021 and 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales
Mineral Fiber	$208.1	$157.9	$396.8	$355.6
Architectural Specialties	71.9	45.3	135.1	96.3
Total net sales	$280.0	$203.2	$531.9	$451.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment operating income (loss)
Mineral Fiber	$72.1	$45.6	$132.7	$115.6
Architectural Specialties	7.4	4.3	2.5	11.8
Unallocated Corporate	(1.2)	12.5	(2.8)	11.0
Total consolidated operating income	$78.3	$62.4	$132.4	$138.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total consolidated operating income	$78.3	$62.4	$132.4	$138.4
Interest expense	5.6	5.9	11.3	12.6
Other non-operating (income) expense, net	(1.6)	(4.4)	(2.9)	365.0
Earnings (loss) from continuing operations before income taxes	$74.3	$60.9	$124.0	$(239.2)

	June 30, 2021	December 31, 2020
Segment assets
Mineral Fiber	$1,115.7	$1,101.1
Architectural Specialties	358.2	357.7
Unallocated Corporate	242.8	259.7
Total consolidated assets	$1,716.7	$1,718.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 3. REVENUE

Revenue Recognition

We recognize revenue upon transfer of control of our products to the customer, which typically occurs upon shipment. Our main performance obligation to our customers is the delivery of products in accordance with purchase orders. Each purchase order confirms the transaction price for the products purchased under the arrangement. Direct sales to building materials distributors, home centers, direct customers and retailers represent the majority of our sales. Our standard sales terms are Free On Board (“FOB”) shipping point.  We have some sales terms that are FOB destination.  At the point of shipment, the customer is required to pay under normal sales terms. In most cases our normal payment terms are 45 days or less and our sales arrangements do not have any material financing components. In addition, our customer arrangements do not produce contract assets or liabilities that are material to our consolidated financial statements. Within our Architectural Specialties segment, the majority of revenues are customer project driven, which includes a minority of revenues derived from the sale of customer specified customized products that have no alternative use to us. The manufacturing cycle for these custom products is typically short.

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

We often offer incentive programs to our customers, primarily volume rebates and promotions. The majority of our rebates are designated as a percentage of annual customer purchases. We estimate the amount of rebates based on actual sales for the period and accrue for the projected incentive programs’ costs. We record the costs of rebate accruals as a reduction to the transaction price. Other sales discounts, including early pay promotions, are deducted immediately from the sales invoice.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer group within our Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2021	2020	2021	2020
Distributors	$156.7	$114.6	$292.0	$256.5
Home centers	21.4	19.4	48.2	45.1
Direct customers	15.2	14.2	28.0	28.1
Retailers and other	14.8	9.7	28.6	25.9
Total	$208.1	$157.9	$396.8	$355.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2021	2020	2021	2020
Distributors	$40.3	$32.0	$74.6	$67.9
Direct customers	30.8	12.4	58.9	26.8
Retailers and other	0.8	0.9	1.6	1.6
Total	$71.9	$45.3	$135.1	$96.3

NOTE 4. ACQUISITIONS

We account for acquisitions under the acquisition method and the results of acquired operations are included in the Condensed Consolidated Financial Statements from the acquisition date. Acquisition-related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. Our definite-lived intangible assets, and adjustments to the fair value of assets acquired and/or liabilities assumed, are amortized over the estimated useful life on a straight-line basis and recorded as a component of operating income (expense). The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant level 3 inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date. Changes in the fair value of contingent consideration liabilities recorded in reporting periods after the acquisition date are recorded within change in fair value of contingent consideration on our Condensed Consolidated Statements of Operations and Comprehensive Income.

ARKTURA

On December 16, 2020, we acquired all the issued and outstanding equity of Arktura LLC (“Arktura”) and its subsidiaries with operations in the United States and Argentina for $91.3 million of cash paid at closing, net of $0.1 million of cash acquired, subject to customary post-closing adjustments for working capital. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims for indemnification under the agreement. Under the terms of the agreement, and contingent upon continued employment with AWI, we are obligated to pay the sellers an additional $24.0 million in cash payments over a period of five years and issued an additional $6.0 million of restricted stock which will vest over a period of five years. Contingent upon employment with AWI, we also issued an additional $1.4 million of restricted stock to key Arktura employees which will vest over a period of three years. Compensation expense associated with these cash payments and restricted stock awards will be recorded over the required service and vesting periods.  Customary post-closing adjustments for working capital may become known during the remainder of the measurement period.  Changes to amounts recorded may result in a corresponding adjustment to acquired assets or liabilities, including goodwill.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The total fair value of tangible assets acquired, less liabilities assumed, was $1.4 million. The acquisition resulted in $57.0 million of goodwill. The following table summarizes the fair values of identifiable intangible assets acquired, and their estimated useful lives:

	Fair Value at Acquisition Date	Estimated Useful Life

Tradenames	$12.1	Indefinite
Software	9.1	7 years
Backlog	5.5	1 year
Customer relationships	3.6	1 year
Non-compete agreements	2.1	5 years
Patents	0.6	13-19 years
Total identifiable intangible assets	$33.0

In connection with the Arktura acquisition, we formed Arktura Ventures LLC, an incubator entity for the development and commercialization of new products and solutions in the architecture, engineering and construction space. As of June 30, 2021, the venture entity had no funding or operations.

MOZ

On August 24, 2020, we acquired the business and assets of Moz for $4.2 million of cash paid at closing and the potential for a contingent earn-out payable in 2022 not to exceed $4.7 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration at the acquisition date of $2.7 million, resulting in total acquisition consideration of $6.9 million.

The contingent consideration is payable upon achievement of certain future performance objectives through December 31, 2021. See Note 15 for details related to the fair value of contingent consideration.

TURF

On July 27, 2020, we acquired all the issued and outstanding capital stock of Turf for a purchase price of $70.0 million of cash paid at closing and the potential for a contingent earn-out payable in 2022 and 2023 not to exceed $48.0 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration at the acquisition date of $14.1 million, resulting in total acquisition consideration of $84.1 million.

The contingent consideration is payable upon achievement of certain future performance objectives through 2022. The contingent consideration includes up to $24.0 million in additional cash consideration for performance at certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth targets. Full payout for target performance requires compounded annual growth rates in excess of 23% through December 31, 2022. The contingent consideration also includes up to $24.0 million in additional cash consideration for performance over revenue and EBITDA growth targets. Full payout for achievement over target performance requires compounded annual growth rates in excess of 38% through December 31, 2022.  See Note 15 for details related to the change in fair value of the contingent consideration.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

PRO FORMA FINANCIAL INFORMATION

The following table summarizes aggregate unaudited pro forma information assuming the acquisitions of Arktura, Moz and Turf had occurred on January 1, 2020. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets, compensation expense related to cash payments and equity awards granted to employees of the acquired companies and adjustments to net sales for the purchase accounting effects of recording deferred revenue at fair value. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions or adjustments to as reported changes in the fair value of the contingent consideration.  Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales from continuing operations, pro forma	$280.0	$221.5	$532.6	$485.2
Net sales from continuing operations, as reported	280.0	203.2	531.9	451.9
Net earnings (loss) from continuing operations before income taxes, pro forma	79.6	56.1	135.4	(252.5)
Net earnings (loss) from continuing operations before income taxes, as reported	74.3	60.9	124.0	(239.2)

For the three months ended June 30, 2021, net sales of $17.5 million and a pre-tax net earnings of $3.7 million from Arktura, Moz and Turf were included in our Condensed Consolidated Statements of Operations and Comprehensive Income. For the six months ended June 30, 2021, net sales of $34.0 million and a pre-tax net loss of $2.0 million from Arktura, Moz and Turf were included in our Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 5. DISCONTINUED OPERATIONS

EMEA and Pacific Rim Businesses

In 2019, we completed the sale of certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf. During the six months ended June 30, 2021, we recorded a pre-tax loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale. During the six months ended June 30, 2020, we recorded a pre-tax loss on sale of $5.0 million representing working capital and other adjustments.  We did not record a gain or loss during the three months ended June 30, 2021 or 2020.

See Note 1 for further discussion of the Sale.

European Resilient Flooring

During the three and six months ended June 30, 2020, we recorded a gain of $0.8 million related to Accumulated Other Comprehensive Income (“AOCI”) adjustments from a previously discontinued foreign flooring entity, which was dissolved in the second quarter of 2020. The AOCI adjustments related to accumulated foreign currency translation amounts.

Summarized Financial Information of Discontinued Operations

The following table details the line items that comprise discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income.

EMEA and Pacific Rim Businesses
Six Months Ended June 30, 2021
(Loss) from disposal of discontinued businesses, before income tax	$(0.4)
Income tax expense	1.7
(Loss) from disposal of discontinued businesses, net of tax	$(2.1)

Net (loss) from discontinued operations	$(2.1)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

European Resilient Flooring
Three Months Ended June 30, 2020
Gain from disposal of discontinued businesses, before income tax	$0.8
Income tax expense	-
Gain from disposal of discontinued business, net of tax	$0.8

Net earnings from discontinued operations	$0.8

	EMEA and Pacific Rim Businesses	European Resilient Flooring	Total
Six Months Ended June 30, 2020
(Loss) gain from disposal of discontinued businesses, before income tax	$(5.0)	$0.8	$(4.2)
Income tax (benefit)	(1.4)	-	(1.4)
(Loss) gain from disposal of discontinued businesses, net of tax	$(3.6)	$0.8	$(2.8)

Net (loss) earnings from discontinued operations	$(3.6)	$0.8	$(2.8)

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2021	December 31, 2020
Customer receivables	$95.5	$77.9
Miscellaneous receivables	1.5	4.0
Less allowance for warranties, discounts and losses	(4.1)	(3.6)
Accounts and notes receivable, net	$92.9	$78.3

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions.  We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 7. INVENTORIES

	June 30, 2021	December 31, 2020
Finished goods	$46.2	$44.6
Goods in process	6.1	5.5
Raw materials and supplies	43.0	42.3
Less LIFO reserves	(12.2)	(10.9)
Total inventories, net	$83.1	$81.5

NOTE 8. OTHER CURRENT ASSETS

	June 30, 2021	December 31, 2020
Prepaid expenses	$13.6	$12.0
Assets held for sale	4.6	-
Other	2.2	0.8
Total other current assets	$20.4	$12.8

As of June 30, 2021, assets held for sale included the property, plant and equipment of our idled mineral fiber plant in St. Helens, Oregon. We entered into a sale agreement for the property during the first quarter of 2021, with closing expected during 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$108.7	$75.3	$207.3	$170.7
Gross profit	64.6	41.4	123.5	96.3
Net earnings	49.5	29.1	94.1	69.9

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of June 30, 2021 and December 31, 2020.

		June 30, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$201.0	$139.1	$200.6	$128.9
Developed technology	13-19 years	92.5	81.0	92.1	77.9
Software	7 years	9.1	0.7	9.1	-
Trademarks and brand names	5-10 years	4.0	1.6	4.0	1.3
Non-compete agreements	3-5 years	5.6	0.9	6.3	0.4
Other	Various	5.9	5.5	6.9	0.2
Total		$318.1	$228.8	$319.0	$208.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	344.9		347.2
Total intangible assets		$663.0		$666.2

Goodwill	Indefinite	$166.8		$160.7

The increase in goodwill since December 31, 2020 resulted primarily from customary adjustments to valuations for Arktura assets acquired and liabilities assumed on December 16, 2020 and foreign exchange movements.

	Six Months Ended
	June 30,
	2021	2020
Amortization expense	$20.7	$9.3

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2021	December 31, 2020
Payables, trade and other	$87.9	$81.3
Employment costs	19.5	17.6
Current portion of pension and postretirement liabilities	9.6	9.5
Payable to Knauf for purchase price adjustments	-	11.4
Acquisition-related contingent consideration	5.6	-
Other	17.4	16.7
Total accounts payable and accrued expenses	$140.0	$136.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations before income taxes	$74.3	$60.9	$124.0	$(239.2)
Income tax expense (benefit)	19.2	11.4	31.4	(66.1)
Effective tax rate	25.8%	18.7%	25.3%	27.6%

Excluding the favorable tax impact of a gain on sale of our idled Mineral Fiber plant in China recorded in the second quarter of 2020, the effective tax rate for the second quarter of 2021 was higher as compared to the same period in 2020, due primarily to state law changes enacted during the second quarter of 2021 as well as a reduction in favorable permanent adjustments. Excluding the impact of a pension settlement loss and the gain on sale of our idled plant recorded in the first six months of 2020, the effective tax rate for the first six months of 2021 was higher compared to the same period in 2020 due to state law changes enacted in 2021 and a reduction in favorable permanent adjustments.

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

NOTE 13. DEBT

As of June 30, 2021 and December 31, 2020, our long-term debt included borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of June 30, 2021 and December 31, 2020, borrowings outstanding under our revolving credit facility were $200.0 million and $225.0 million, respectively. As of June 30, 2021 and December 31, 2020, borrowings outstanding under our Term Loan A were $481.3 million and $493.7 million, respectively. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	June 30, 2021
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.4	$16.6
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.4	$166.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.2	$1.4	$2.4	$2.8
Interest cost on projected benefit obligation	2.3	2.7	4.5	9.9
Expected return on plan assets	(4.2)	(6.5)	(8.3)	(21.4)
Amortization of net actuarial loss	0.9	0.8	1.8	4.7
Settlement	-	-	-	374.4
Net periodic pension cost (credit)	$0.2	$(1.6)	$0.4	$370.4
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	0.3	0.5	0.6	1.0
Amortization of prior service credit	-	-	(0.1)	(0.1)
Amortization of net actuarial gain	(0.6)	(1.7)	(1.1)	(3.3)
Net periodic postretirement (credit)	$(0.3)	$(1.2)	$(0.6)	$(2.4)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2021 and 2020.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes.  The estimated fair values of our financial instruments are as follows:

	June 30, 2021		December 31, 2020
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(678.4)	$(678.4)	$(715.5)	$(715.5)
Interest rate swap contracts	(22.5)	(22.5)	(28.9)	(28.9)
Acquisition-related contingent consideration	(7.4)	(7.4)	(16.9)	(16.9)

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

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	June 30, 2021		December 31, 2020
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
(Liabilities), net:
Interest rate swap contracts	$(22.5)	$-	$(28.9)	$-
Acquisition-related contingent consideration	-	(7.4)	-	(16.9)

The contingent consideration liability represents the estimated fair value of additional cash consideration payable related to the Moz and Turf acquisitions upon the achievement of certain financial and performance milestones. The contingent consideration is measured on a recurring basis and significant unobservable inputs used in the fair value measurement of the contingent consideration liability include the financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates. All changes in the contingent consideration liability subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the weighted average of the significant unobservable inputs as of June 30, 2021:

	Moz	Turf
Unobservable input
Volatility	20.8%	20.9%
Discount rates	2.7%	2.7%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration. See Note 4 for further information.

The changes in fair value of the acquisition-related contingent consideration liability for the three months ended March 31, 2021 and June 30, 2021 were as follows:

Fair Value of Contingent Consideration
Balance as of December 31, 2020	$16.9
Change in fair value of contingent consideration	0.2
Balance as of March 31, 2021	$17.1
Change in fair value of contingent consideration	(9.7)
Balance as of June 30, 2021	$7.4

The $9.7 million change in the fair value of the contingent consideration reflected in the table above was primarily due to changes in the Turf and Moz financial projections over each entity’s respective earn-out period.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition.  We use swaps to hedge interest rate exposures.  At inception, interest rate swap derivatives that we designate as hedging instruments are formally documented as a hedge of a forecasted transaction or cash flow hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.  If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting and any future mark-to-market adjustments are recognized in earnings.  We use derivative financial instruments as risk management tools and not for speculative trading purposes.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in the London Interbank Offered Rate (“LIBOR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of June 30, 2021:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 6, 2020	$50.0	March 2020 to March 2022	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month LIBOR, inclusive of a 0% floor.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2021 and December 31, 2020. We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2021 or December 31, 2020.  The derivative liability amounts below are shown gross and have not been netted.

	Derivative Liabilities
		Fair Value
	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swap contracts	Accounts payable and accrued expenses	$0.2	$0.5
Interest rate swap contracts	Other long-term liabilities	22.3	28.4

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain Reclassified from AOCI into Net Earnings
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swap contracts	10.7	(16.8)	Interest expense	2.2	1.5	4.1	1.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

As of June 30, 2021, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $8.5 million.

NOTE 17. OTHER LONG-TERM LIABILITIES

	June 30, 2021	December 31, 2020
Fair value of derivative liabilities	$22.3	$28.4
Acquisition-related contingent consideration	1.8	16.9
Long-term deferred compensation arrangements	17.4	14.8
Environmental insurance recoveries received in excess of cumulative expenses incurred	4.6	5.0
Other	9.9	11.4
Total other long-term liabilities	$56.0	$76.5

NOTE 18. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

Since July 29, 2016, our Board of Directors has approved our share repurchase program pursuant to which we are currently authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We currently have $563.8 million remaining under the Board’s repurchase authorization as of June 30, 2021.

Repurchases under the Program may be made through open market, block and privately negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.  The Program does not obligate AWI to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.

During the six months ended June 30, 2021, we repurchased 0.3 million shares under the Program for a total cost of $30.0 million, excluding commissions, or an average price of $93.72 per share. Since inception, through June 30, 2021, we have repurchased 10.0 million shares under the Program for a total cost of $636.2 million, excluding commissions, or an average price of $63.35 per share.

Dividends

In February 2021 and April, our Board of Directors declared $0.21 per share quarterly dividends, which were paid to shareholders in March and May 2021. On July 21, 2021, our Board of Directors declared a $0.21 dividend per share quarterly dividend to be paid in August 2021.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2021	$2.9	$(15.2)	$(92.4)	$(104.7)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($0.9), $- and ($0.9)	0.5	2.8	-	3.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	0.2	(1.5)
Net current period other comprehensive income	0.5	1.1	0.2	1.8
Balance, June 30, 2021	$3.4	$(14.1)	$(92.2)	$(102.9)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income before reclassifications, net of tax (expense) of $ -, ($2.6), $- and ($2.6)	1.1	8.1	-	9.2
Amounts reclassified from accumulated other comprehensive (loss)	-	(3.2)	0.4	(2.8)
Net current period other comprehensive income	1.1	4.9	0.4	6.4
Balance, June 30, 2021	$3.4	$(14.1)	$(92.2)	$(102.9)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2020	$7.3	$(20.3)	$(88.7)	$(101.7)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $ -, $0.4, $ - and $0.4	0.1	(0.8)	-	(0.7)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.2)	(0.7)	(1.9)
Net current period other comprehensive income (loss)	0.1	(2.0)	(0.7)	(2.6)
Balance, June 30, 2020	$7.4	$(22.3)	$(89.4)	$(104.3)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)
Other comprehensive (loss) before reclassifications, net of tax benefit (expense) of $ -, $4.4, ($2.9) and $1.5	(2.0)	(12.4)	8.6	(5.8)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.4)	279.0	277.6
Net current period other comprehensive income (loss)	(2.0)	(13.8)	287.6	271.8
Balance, June 30, 2020	$7.4	$(22.3)	$(89.4)	$(104.3)
(1)	Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.2)	$(1.5)	$(4.1)	$(1.8)	Interest expense
Tax impact	0.5	0.3	0.9	0.4	Income tax expense
Total (income), net of tax	(1.7)	(1.2)	(3.2)	(1.4)

Pension and Postretirement Adjustments:
Prior service credit amortization	-	-	(0.1)	(0.1)	Other non-operating (income) expense, net
Amortization of net actuarial loss (gain)	0.3	(0.9)	0.7	1.4	Other non-operating (income) expense, net
Settlement	-	-	-	374.4	Other non-operating (income) expense, net
Total loss (income), before tax	0.3	(0.9)	0.6	375.7
Tax impact	(0.1)	0.2	(0.2)	(96.7)	Income tax expense
Total loss (income), net of tax	0.2	(0.7)	0.4	279.0
Total reclassifications for the period	$(1.5)	$(1.9)	$(2.8)	$277.6

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Between 2017 and 2020, we entered settlement agreements totaling $52.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $38.3 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess $5.0 million was recorded within our long-term liabilities as of December 31, 2020. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. In the first six months of 2021, we did not enter into any new settlement agreements and the balance of insurance recoveries in excess of cumulative expenses as of June 30, 2021 was $4.6 million. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

It is probable that we will incur field investigation, engineering and oversight costs associated with a Remedial Investigation and Feasibility Study (“RI/FS”) with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (the “Remaining Site,” also known as “Operable Unit 2”).  On September 25, 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2.  We and the other PRPs entered into a settlement agreement with the EPA effective September 18, 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan in the second quarter of 2019, which the EPA approved on September 11, 2019. Investigative work on this portion of the site commenced in December 2019. In June 2021, the PRPs submitted the Site Characterization Summary Report (SCSR) for Operable Unit 2 to the EPA.  The purpose of the SCSR is to demonstrate that the available data for Operable Unit 2 is adequate for the baseline risk assessment and for the development of remedial action objectives. We anticipate that the EPA may require additional investigative work for Operable Unit 2. We may ultimately incur costs in remediating any contamination discovered during the RI/FS.  The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that the EPA is requiring the PRPs to perform at this time.  We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“Triangle Pacific” or “AWP”), from 1977 until 1996.  The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, now CBS Corporation (“CBS”).  We assumed ownership of the site when we acquired the stock of Triangle Pacific in 1998.  Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site.  In 1997, Triangle Pacific entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation.  In 2000, Triangle Pacific and CBS entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.  In 2007, we and CBS entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted.  The EPA approved the RI/FS work plan in August 2011.  In January 2014, we submitted the draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment through June 7, 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. On September 25, 2018, AWI and CBS received a Special Notice Letter from the EPA under CERCLA inviting AWI and CBS to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site.  During the third quarter of 2018, we increased our reserve for the cost of the interim cleanup, which we expect to be shared with CBS and the Navy.  In response to the September 2018 Special Notice Letter, we and CBS submitted a good faith offer to the EPA on May 28, 2019.  In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA and the PRPs for the remedial design and remedial action to be completed by the parties at the site.  The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform.  We are unable to reasonably estimate our final share of the total costs associated with the final remediation or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $1.0 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of June 30, 2021 and December 31, 2020, $0.5 million and $0.3 million, respectively, of environmental liabilities were reflected within accounts payable and accrued expenses. During the three and six months ended June 30, 2021, we recorded $0.2 million of additional reserves for potential environmental liabilities.  As noted above, the expense associated with the additional reserves recorded in 2021 was offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. During the three and six months ended June 30, 2020, we did not record any additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used.  As assessments and remediation activities

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid.  These liabilities are undiscounted.

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

NOTE 20. EARNINGS PER SHARE

The following table is a reconciliation of earnings (loss) to earnings (loss) attributable to common shares used in our basic and diluted Earnings (Loss) Per Share (“EPS”) calculations for the three and six months ended June 30, 2021 and 2020. EPS components may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations	$55.1	$49.5	$92.6	$(173.1)
(Earnings) allocated to participating vested share awards	(0.1)	(0.1)	(0.2)	-
Earnings (loss) from continuing operations attributable to common shares	$55.0	$49.4	$92.4	$(173.1)

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2021 and 2020 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic shares outstanding	47.7	47.8	47.8	47.9
Dilutive effect of common stock equivalents	0.4	0.2	0.3	-
Diluted shares outstanding	48.1	48.0	48.1	47.9

Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2021, were 548 and 17,096, respectively.  Due to the net loss for the six months ended June 30, 2020, all common stock equivalents were considered anti-dilutive.   Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2020 were 25,588 and 441,722, respectively.

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

COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. In 2020, we experienced a significant decrease in customer demand throughout our business during the second through fourth quarters due to COVID-19. Specifically, we noted delays in construction driven by temporary closures of non-essential businesses, with the most significant impacts in the major metropolitan areas impacted by COVID-19. In response to COVID-19, we temporarily reduced capital expenditures and discretionary spending including compensation, travel and marketing expenses in 2020. Customer demand continued to improve in the first half of 2021 but remained lower than pre-pandemic levels.

As of June 30, 2021, all of our manufacturing facilities were operational, excluding the St. Helens, Oregon facility which was idled prior to the outbreak of COVID-19. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental health authorities across all our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, enhancing cleaning and sanitizing procedures, and social distancing.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first six months of 2021 or the full year of 2020, although future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

Acquisitions

In December 2020, we acquired all issued and outstanding equity of Arktura LLC (“Arktura”) and certain subsidiaries with operations in the United States and Argentina. Arktura is a designer and fabricator of metal and felt ceilings, walls, partitions and facades with one manufacturing facility based in Los Angeles, California.

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

Discontinued Operations

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). In January 2021, we finalized the post-closing adjustments to the purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the first quarter of 2021, we paid $11.8 million to Knauf as a result of this purchase price adjustment.

See Note 5 to the Condensed Consolidated Financial Statements for additional information related to our discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing Plants

As of June 30, 2021, we operated 16 manufacturing plants in two countries, with 14 plants located within the U.S. and two plants in Canada. We closed our St. Helens, Oregon mineral fiber manufacturing plant in the second quarter of 2018, and the facility was classified as an asset held for sale as of June 30, 2021. We entered into a sale agreement for the property during the first quarter of 2021, with closing expected during 2021.

WAVE operates six additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows:  Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems for use in commercial and residential settings.  Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, aesthetic appeal, and health and sustainability features.  Commercial ceiling products are sold to resale distributors and to ceiling systems contractors.  Residential ceiling products are sold primarily to wholesalers and retailers (including large home centers).  The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE.  Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture.  Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems.  For a limited number of geographies and customers, WAVE sells its suspension systems products to AWI for resale to customers.  Mineral Fiber segment results reflect those sales transactions.  The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters.  Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – produces, designs and sources ceilings and walls for use in commercial settings.  Products are available in numerous materials, such as metal and wood, in addition to various colors, shapes and designs.  Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal.  We sell standard, premium and customized products, a portion of which are derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and ceiling systems contractors.  The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty.  Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Markets. We compete in the commercial and residential construction markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into commercial and residential market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales.

We noted several factors and trends within our markets that directly affected our business performance during the second quarter of 2021 compared to the second quarter of 2020, most importantly an increase in demand as the negative financial impacts of the COVID-19 pandemic diminished. For the three and six months ended June 30, 2021, increases in sales volumes contributed $43 million and $25 million, respectively to revenue growth from the 2020 periods. Our 2020 acquisitions of Turf, Moz and Arktura (collectively, the “2020 Acquisitions”) benefited revenues in the second quarter and first half of 2021 by $17 million and $34 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as this measure accounts for the varying assortment of products impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three and six months ended June 30, 2021, by approximately $17 million and $22 million, compared to the same periods in 2020. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During the first and second quarter of 2021, we implemented price increases on certain Mineral Fiber ceiling, grid products and certain Architectural Specialties products. In July 2021, we announced an additional price increase on Mineral Fiber ceiling tile and grid products and certain Architectural Specialties products which will be effective in the third quarter of 2021. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation impact on our business.

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

Our largest raw material expenditures are for aluminum, clays, felt, fiberglass, perlite, pigment, recycled paper, starch, steel, wood and wood fiber. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. For the three and six months ended June 30, 2021, higher costs for raw materials and energy negatively impacted operating income by $2 million and $3 million, respectively, compared to the same periods in 2020.

2020 Acquisition-Related Impacts

In connection with the 2020 Acquisitions, we incurred certain acquisition-related impacts to operating income in the three and six months ended June 30, 2021, summarized as follows (dollar amounts in millions):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations and Comprehensive Income
Deferred revenue	$-	$0.7	Net sales
Change in fair value of contingent consideration	(9.7)	(9.5)	Change in fair value of contingent consideration
Deferred cash and restricted stock expenses	3.7	6.5	SG&A expenses
Inventory	-	0.3	Cost of goods sold
Net (positive) negative impact to operating income	$(6.0)	$(2.0)

The deferred revenue and inventory amounts reflect the post-acquisition charges associated with recording these liabilities and assets at fair value as part of purchase accounting. The estimated fair value of contingent consideration for Moz and Turf is remeasured and recorded at each reporting period. In the second quarter of 2021, a $9.7 million reduction in contingent consideration was recorded related to the Turf and Moz acquisitions, primarily due to a change in financial projections over each entity’s respective earn-out period. See Note 15 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the former awardees’ continued employment with AWI. Purchase accounting expenses related to depreciation of fixed asset fair value adjustments and intangible asset amortization expenses have been excluded from the table above. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Employees

As of June 30, 2021 and December 31, 2020, we had approximately 2,800 and 2,700 full-time and part-time employees, respectively.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 5 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2021	2020	Change is Favorable/(Unfavorable)
Three Months Ended June 30,
Total consolidated net sales	$280.0	$203.2	37.8%
Operating income	$78.3	$62.4	25.5%

Six Months Ended June 30,
Total consolidated net sales	$531.9	$451.9	17.7%
Operating income	$132.4	$138.4	(4.3)%

Consolidated net sales for the second quarter of 2021 increased 37.8% over the prior-year period.  Higher volumes, including the impact of the 2020 Acquisitions, contributed $60 million of favorability and improved AUV contributed $17 million. Mineral Fiber net sales increased by $50 million and Architectural Specialties net sales increased $27 million from the second-quarter 2020 results. The increase in Mineral Fiber segment net sales was primarily driven by an increase in demand amid improving economic conditions and lower COVID-19 impact when compared to the prior period. The year-over-year increase in Architectural Specialties net sales was driven by a $17 million contribution from our 2020 Acquisitions and a lower COVID-19 impact when compared to the prior period.

Consolidated net sales for the first six months of 2021 increased 17.7% as higher volumes, including the impact of the 2020 Acquisitions, contributed $59 million and favorable AUV contributed $22 million. Mineral Fiber net sales increased $41 million year-over-year and Architectural Specialties net sales increased $39 million. The increase in both segments was driven by improved sales volumes as market demand continued to recover from COVID-19 impacts, while the Architectural Specialties segment net sales also benefited $34 million from the 2020 Acquisitions.

Cost of goods sold in the second quarter of 2021 was 62.5% of net sales, compared to 66.6% for the same period in 2020. Cost of goods sold in the first six months of 2021 was 63.8% compared to 64.8% for the same period in 2020. The decrease in cost of goods sold as a percent of net sales for the second quarter and the first six months of 2021 resulted from favorable AUV performance and improved manufacturing productivity. For the first six months of 2021, the decrease in cost of goods sold as a percent of net sales were partially offset by the impact of post-acquisition expenses related to the 2020 Acquisitions and lower mix due to changes in sales by customer group.

SG&A expenses in the second quarter of 2021 were $60.0 million, or 21.4% of net sales, compared to $33.0 million, or 16.2% of net sales, for the same period in 2020. SG&A expenses in the first six months of 2021 were $114.2 million, or 21.5% of net sales, compared to $67.8 million, or 15.0% of net sales, for the 2020 period. The second-quarter 2021 increase in SG&A expenses was driven primarily by a $13 million increase in SG&A expenses due to the impact of the 2020 Acquisitions, including $6 million of intangible asset amortization, a $4 million increase in incentive and deferred compensation expenses and a $2 million decrease in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf (“Knauf TSA”) in 2020. Also contributing to the increase in SG&A expenses in the quarter compared to the prior period was an increase in discretionary spending including compensation, travel and outside services that were suppressed in 2020 at the height of the COVID-19 pandemic.

The increase in SG&A expenses for the first six months of 2021 compared to the same period in 2020 was driven by a $25 million increase in SG&A expenses due to the 2020 Acquisitions, including $11 million of intangible asset amortization, an $11 million increase in incentive and deferred compensation expenses and a $5 million decrease related to the Knauf TSA. Also contributing to the increase in SG&A expenses compared to the prior period was an increase in discretionary spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter and six months ended June 30, 2021, we recorded $9.7 million and $9.5 million, respectively, of income from a change in the fair value of contingent consideration related to the acquisitions of Turf and Moz. See Note 15 to the Condensed Consolidated Financial Statements for further information.

The gain on sale of fixed and intangible assets represents a $14.1 million gain on the sale of our idled mineral fiber plant in China in the second quarter of 2020, which was reported as a component of our Unallocated Corporate segment.  There was no similar activity in 2021.

Equity earnings from our WAVE joint venture were $23.7 million in the second quarter of 2021, compared to $13.5 million in the second quarter of 2020. Equity earnings from our WAVE joint venture were $44.7 million in the first six months of 2021 compared to $33.0 million in the first six months of 2020. The increase in WAVE earnings was primarily related to favorable AUV and higher volumes, partially offset by increased steel costs and SG&A expenses. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $5.6 million in the second quarter of 2021, compared to $5.9 million in the second quarter of 2020. Interest expense was $11.3 million in the first six months of 2021 compared to $12.6 million in the first six months of 2020. The decrease in both periods was due to lower interest rates, partially offset by an increase in average borrowings.

Other non-operating income, net, was $1.6 million in the second quarter of 2021 compared to $4.4 million in the second quarter of 2020. Other non-operating income, net, was $2.9 million in the first six months of 2021, compared to $365.0 million of expense, net, in the first six months of 2020. The decrease in income for the second quarter of 2021 compared to the same period in 2020 was due to lower credits from non-service cost components of pension and postretirement net period benefit costs. The change in other non-operating income, net, for the first six months of 2021 compared to the same period in 2020 was primarily related to a $374.4 million settlement related to our RIP that was recorded in the first quarter of 2020, partially offset by lower credits from non-service cost components of pension and postretirement net period benefit costs. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $19.2 million in the second quarter of 2021 compared to $11.4 million in the second quarter of 2020. The effective tax rate for the second quarter of 2021 was 25.8% as compared to 18.7% for the same period of 2020. Excluding the favorable tax impact of a gain on sale of our idled Mineral Fiber plant in China recorded in the second quarter of 2020, the effective tax rate for the second quarter of 2021 was higher as compared to the same period in 2020, due primarily to state law changes enacted during the second quarter of 2021 as well as a reduction in favorable permanent adjustments.

Income tax expense was $31.4 million in the first six months of 2021 compared to $66.1 million of income tax benefit in the first six months of 2020. The effective tax rate was 25.3% in the first six months of 2021 compared to 27.6% in the same period of 2020. Excluding the impact of our pension settlement and the gain on sale of our idled plant recorded in the first six months of 2020, the effective tax rate for the first six months of 2021 was higher compared to the same period in 2020 due to state law changes enacted in 2021 and a reduction in favorable permanent adjustments.

Total Other Comprehensive Income (“OCI”) was $1.8 million in the second quarter of 2021 compared to Total Other Comprehensive Loss (“OCL”) of $2.6 million in the second quarter of 2020. OCI was $6.4 million in the first six months of 2021 compared to OCI of $271.8 million in the first six months of 2020. The change in OCI in the second quarter of 2021 compared to the same period in 2020 was primarily driven by derivative gains/losses and pension and postretirement adjustments. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. The change in OCI in the first six months of 2021 compared to the same period in 2020 was driven by pension and postretirement adjustments, primarily related to the absence of the $278.6 settlement loss, net of taxes, related to our RIP. Also impacting the change in OCI was derivative gains/losses and foreign currency translation adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first six months of 2021 and 2020 were driven primarily by changes in the Canadian dollar.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2021	2020	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$208.1	$157.9	31.8%
Operating income	$72.1	$45.6	58.1%

Six Months Ended June 30,
Total segment net sales	$396.8	$355.6	11.6%
Operating income	$132.7	$115.6	14.8%

Second-quarter 2021 net sales increased $34 million due to higher sales volumes and $16 million due to favorable AUV. For the first six months of 2021, net sales improved $19 million from the prior-year period due to higher sales volumes and $22 million due to favorable AUV. Sales volumes benefited from an increase in demand as the impact of the COVID-19 pandemic on economic activity was diminished in comparison to the second quarter of 2020. The improvement in AUV was driven by favorable price and mix due to pricing actions and the regional improvement in major metropolitan areas.

Second-quarter 2021 operating income increased 58.1% year-over-year primarily due to a $21 million benefit from higher sales volumes, favorable AUV of $13 million and a $10 million increase in WAVE equity earnings, partially offset by a $7 million increase in manufacturing costs, a $4 million increase in incentive and deferred compensation expenses and a $2 million decrease related to our Knauf TSA.  The increase in operating income was also partially offset by increases in expenses compared to the prior period related to an increase in discretionary spending including compensation, travel and outside services that were limited in 2020 at the height of the COVID-19 pandemic.

Operating income increased in the first six months of 2021 primarily due to $15 million from favorable AUV, a $12 million increase in WAVE equity earnings and an $11 million benefit from higher volumes, which was partially offset by an $11 million increase in incentive and deferred compensation expenses, a $5 million decrease related to our Knauf TSA, a $4 million increase in manufacturing costs and an increase in discretionary spending.

Architectural Specialties

(dollar amounts in millions)

	2021	2020	Change is Favorable/(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$71.9	$45.3	58.7%
Operating income	$7.4	$4.3	72.1%

Six Months Ended June 30,
Total segment net sales	$135.1	$96.3	40.3%
Operating income	$2.5	$11.8	(78.8)%

Net sales increased $27 million and $39 million in the second quarter and the first six months of 2021, respectively. Net sales from 2020 Acquisitions in the second quarter and the first six months of 2021 contributed $17 million and $34 million to these increases. An improvement in sales volumes due to the lower impact from COVID-19 on economic activity in 2021 also contributed to year-over-year net sales growth for both periods.

Second-quarter 2021 operating income increased primarily due to the positive impact of increases in sales volumes and a $10 million reduction in the fair value of contingent consideration related to Turf and Moz. These increases were partially offset by a $6 million increase in amortization expense related to the 2020 Acquisitions and a $4 million increase in acquisition-related charges.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income decreased in the first six months of 2021 primarily due to an $11 million increase in amortization expense related to the 2020 Acquisitions, an $8 million increase in acquisition-related charges and an increase in manufacturing costs and SG&A expenses resulting primarily from additional investments in manufacturing capacity and selling and design capabilities. These costs were partially offset by the positive impact of higher sales volumes and a $10 million reduction in contingent consideration related to Turf and Moz.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the second quarter of 2021, compared to income of $13 million in the second quarter of 2020. Unallocated Corporate operating loss was $3 million in the first six months of 2021, compared to income of $11 million in the first six months of 2020. The change in Unallocated Corporate operating loss in both periods was primarily related to the absence of the $14 million gain on the sale of our idled mineral fiber plant in China.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first six months of 2021 provided $81.9 million of cash, compared to $78.7 million in the first six months of 2020. The increase was primarily positive working capital changes, partially offset by lower cash earnings.

Net cash used for investing activities was $6.8 million in the first six months of 2021, compared to $10.3 million of cash provided in the first six months of 2020. The unfavorable change of cash in comparison to 2020 was primarily due to an increase in purchases of property, plant and equipment and a decrease in dividends from WAVE, partially offset by lower cash payments related to the Sale.

Net cash used for financing activities was $93.4 million in the first three months of 2021, compared to $16.7 million in the first six months of 2020. The unfavorable change of cash was primarily due to a decrease in proceeds from borrowings and higher debt payments.

Liquidity

Our liquidity needs for operations vary throughout the year.  We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year. We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods.  Any principal amounts paid on the Term Loan A may not be re-borrowed. As of June 30, 2021, total borrowings outstanding under our senior credit facility were $200.0 million under the revolving credit facility and $481.3 million under Term Loan A. We also have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0.  As of June 30, 2021, we were in compliance with all covenants of the senior credit facility.

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

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month LIBOR, inclusive of a 0% floor.

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

	June 30, 2021
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.4	$16.6
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.4	$166.6

As of June 30, 2021, we had $119.0 million of cash and cash equivalents, $106.6 million in the U.S. and $12.4 million in various foreign jurisdictions, primarily Canada. As of June 30, 2021, we also had $300.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We continue to evaluate our discretionary spending, capital expenditures and other costs in light of the uncertainty related to COVID-19.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2021, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)

Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2021	89,103	$92.91	32,104	$580,779,398
May 1 – 31, 2021	162,729	$104.71	162,354	$563,779,462
June 1 – 30, 2021	29	$107.58	-	$563,779,462
Total	251,861		194,458

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

Repurchases under the Program may be made through open market, block and privately negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate AWI to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.

During the six months ended June 30, 2021, we repurchased 0.3 million shares under the Program for a total cost of $30.0 million, excluding commissions, or an average price of $93.72 per share. Since inception, through June 30, 2021, we have repurchased 10.0 million shares under the Program for a total cost of $636.2 million, excluding commissions, or an average price of $63.35 per share.

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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on April 17, 2020, wherein it appeared as Exhibit 3.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.

By:	/s/ Brian L. MacNeal
Brian L. MacNeal, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ James T. Burge
James T. Burge, Vice President and
Controller (Principal Accounting Officer)

Date:  July 27, 2021