Form 10-Q
period 2021-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2021-10-26
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 21, 2021 – 47,475,717.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$292.2	$246.3	$824.1	$698.2
Cost of goods sold	181.5	155.1	521.0	447.9
Gross profit	110.7	91.2	303.1	250.3
Selling, general and administrative expenses	62.3	41.0	176.5	108.8
Change in fair value of contingent consideration	(0.3)	-	(9.8)	-
(Gain) related to sale of fixed and intangible assets	-	(6.9)	-	(21.0)
Equity (earnings) from joint venture	(23.4)	(15.2)	(68.1)	(48.2)
Operating income	72.1	72.3	204.5	210.7
Interest expense	6.1	6.1	17.4	18.7
Other non-operating (income) expense, net	(1.4)	(3.2)	(4.3)	361.8
Earnings (loss) from continuing operations before income taxes	67.4	69.4	191.4	(169.8)
Income tax expense (benefit)	16.6	15.2	48.0	(50.9)
Earnings (loss) from continuing operations	50.8	54.2	143.4	(118.9)
(Loss) from disposal of discontinued businesses, net of tax expense (benefit) of $ -, $ -, $1.7 and ($1.4)	-	(0.2)	(2.1)	(3.0)
Net (loss) from discontinued operations	-	(0.2)	(2.1)	(3.0)
Net earnings (loss)	$50.8	$54.0	$141.3	$(121.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.8)	(6.2)	0.3	(8.2)
Derivative gain (loss), net	0.8	1.5	5.7	(12.3)
Pension and postretirement adjustments	0.1	(0.8)	0.5	286.8
Total other comprehensive income (loss)	0.1	(5.5)	6.5	266.3
Total comprehensive income	$50.9	$48.5	$147.8	$144.4
Earnings (loss) per share of common stock, continuing operations:
Basic	$1.07	$1.13	$3.00	$(2.48)
Diluted	$1.06	$1.13	$2.98	$(2.48)
Earnings (loss) per share of common stock, discontinued operations:
Basic	$-	$-	$(0.04)	$(0.06)
Diluted	$-	$-	$(0.04)	$(0.06)
Net earnings (loss) per share of common stock:
Basic	$1.07	$1.13	$2.96	$(2.54)
Diluted	$1.06	$1.13	$2.94	$(2.54)
Average number of common shares outstanding:
Basic	47.5	47.9	47.7	47.9
Diluted	47.8	48.0	48.0	47.9

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$94.3	$136.9
Accounts and notes receivable, net	102.9	78.3
Inventories, net	89.6	81.5
Income taxes receivable	2.7	2.3
Other current assets	20.8	12.8
Total current assets	310.3	311.8
Property, plant, and equipment, less accumulated depreciation and amortization of $481.8 and $487.1, respectively	527.3	529.9
Operating lease assets	19.1	19.2
Finance lease assets	19.0	20.4
Prepaid pension costs	122.1	119.5
Investment in joint venture	54.0	41.2
Goodwill	166.6	160.7
Intangible assets, net	427.0	457.5
Income taxes receivable	-	0.6
Other non-current assets	59.5	57.7
Total assets	$1,704.9	$1,718.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	25.0
Accounts payable and accrued expenses	156.8	136.5
Operating lease liabilities	5.0	4.8
Finance lease liabilities	2.2	2.0
Income taxes payable	5.3	4.0
Total current liabilities	194.3	172.3
Long-term debt, less current installments	602.4	690.5
Operating lease liabilities	14.3	14.6
Finance lease liabilities	17.4	18.8
Postretirement benefit liabilities	70.6	74.9
Pension benefit liabilities	38.7	40.4
Other long-term liabilities	55.2	76.5
Income taxes payable	22.4	21.2
Deferred income taxes	167.4	158.4
Total non-current liabilities	988.4	1,095.3
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,740,154 shares issued and 47,547,622 shares outstanding as of September 30, 2021 and 62,599,331 shares issued and 47,913,821 shares outstanding as of December 31, 2020	0.6	0.6
Capital in excess of par value	557.7	553.7
Retained earnings	980.6	869.8
Treasury stock, at cost, 15,192,532 shares as of September 30, 2021 and 14,685,510 shares as of December 31, 2020	(913.9)	(863.9)
Accumulated other comprehensive (loss)	(102.8)	(109.3)
Total shareholders' equity	522.2	450.9
Total liabilities and shareholders' equity	$1,704.9	$1,718.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended September 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2021	47,732,943	$0.6	$554.7	$939.8	15,005,603	$(893.9)	$(102.9)	$498.3
Stock issuance, net	1,608	-	-	-	-	-	-	-
Cash dividends - $0.21 per common share	-	-	-	(10.0)	-	-	-	(10.0)
Share-based employee compensation	-	-	3.0	-	-	-	-	3.0
Net earnings	-	-	-	50.8	-	-	-	50.8
Other comprehensive income	-	-	-	-	-	-	0.1	0.1
Acquisition of treasury stock	(186,929)	-	-	-	186,929	(20.0)	-	(20.0)
September 30, 2021	47,547,622	$0.6	$557.7	$980.6	15,192,532	$(913.9)	$(102.8)	$522.2

	Nine Months Ended September 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9
Stock issuance, net	140,823	-	-	-	-	-	-	-
Cash dividends - $0.63 per common share	-	-	-	(30.5)	-	-	-	(30.5)
Share-based employee compensation	-	-	4.0	-	-	-	-	4.0
Net earnings	-	-	-	141.3	-	-	-	141.3
Other comprehensive income	-	-	-	-	-	-	6.5	6.5
Acquisition of treasury stock	(507,022)	-	-	-	507,022	(50.0)	-	(50.0)
September 30, 2021	47,547,622	$0.6	$557.7	$980.6	15,192,532	$(913.9)	$(102.8)	$522.2

	Three Months Ended September 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2020	47,856,179	$0.6	$551.7	$812.8	14,653,217	$(857.9)	$(104.3)	$402.9
Stock issuance, net	3,572	-	-	-	-	-	-	-
Cash dividends - $0.20 per common share	-	-	-	(9.7)	-	-	-	(9.7)
Share-based employee compensation	-	-	0.9	-	-	-	-	0.9
Net earnings	-	-	-	54.0	-	-	-	54.0
Other comprehensive (loss)	-	-	-	-	-	-	(5.5)	(5.5)
September 30, 2020	47,859,751	$0.6	$552.6	$857.1	14,653,217	$(857.9)	$(109.8)	$442.6

	Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	249,573	-	-	-	-	-	-	-
Cash dividends - $0.60 per common share	-	-	-	(29.2)	-	-	-	(29.2)
Share-based employee compensation	-	-	(3.1)	-	-	-	-	(3.1)
Net (loss)	-	-	-	(121.9)	-	-	-	(121.9)
Other comprehensive income	-	-	-	-	-	-	266.3	266.3
Acquisition of treasury stock	(382,170)	-	-	-	382,170	(34.4)	-	(34.4)
September 30, 2020	47,859,751	$0.6	$552.6	$857.1	14,653,217	$(857.9)	$(109.8)	$442.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net earnings (loss)	$141.3	$(121.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	74.3	61.6
Deferred income taxes	6.8	(87.0)
Share-based compensation	8.5	4.7
Loss on disposal of discontinued operations	0.4	4.4
Gain related to sale of fixed and intangible assets	-	(21.0)
Equity earnings from joint venture	(68.1)	(48.2)
U.S. pension cost	0.1	369.7
Change in fair value of contingent consideration	(9.8)	-
Other non-cash adjustments, net	0.7	0.7
Changes in operating assets and liabilities:
Receivables	(24.6)	0.2
Inventories	(9.8)	(7.8)
Accounts payable and accrued expenses	27.5	(20.7)
Income taxes receivable and payable, net	2.8	28.4
Other assets and liabilities	(12.2)	(14.7)
Net cash provided by operating activities	137.9	148.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(47.9)	(33.0)
Return of investment from joint venture	55.0	61.4
Cash paid for acquisitions	(0.8)	(74.2)
Proceeds from the sale of assets	0.1	19.1
Payments of proceeds from Knauf to investment in joint venture	-	(25.9)
Payments to Knauf upon disposal of discontinued operations	(11.8)	(6.4)
Other investing activities	-	6.8
Net cash (used for) investing activities	(5.4)	(52.2)
Cash flows from financing activities:
Proceeds from short-term debt	-	30.0
Payments of short-term debt	-	(30.0)
Proceeds from revolving credit facility	75.0	170.0
Payments of revolving credit facility	(145.0)	(100.0)
Payments of long-term debt	(18.7)	-
Dividends paid	(30.4)	(29.1)
Payments from share-based compensation plans, net of tax	(4.5)	(7.8)
Payments for finance leases	(1.5)	(1.2)
Payments for treasury stock acquired	(50.0)	(34.4)
Net cash (used for) financing activities	(175.1)	(2.5)
Effect of exchange rate changes on cash and cash equivalents	-	(0.2)
Net (decrease) increase in cash and cash equivalents	(42.6)	93.5
Cash and cash equivalents at beginning of year	136.9	45.3
Cash and cash equivalents at end of period	$94.3	$138.8
Supplemental Cash Flow Disclosures:
Interest paid	$17.5	$18.2
Income tax payments, net	40.1	6.3
Amounts in accounts payable for capital expenditures	0.3	-

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

Except as disclosed in this Note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2020. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the third quarter and first nine months of 2021 and 2020 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Discontinued Operations

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). In January 2021, we finalized post-closing adjustments to the purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the first quarter of 2021, we paid $11.8 million to Knauf related to this purchase price adjustment.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

COVID-19 Considerations

The COVID-19 pandemic has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we are not be able to accurately predict, including: the duration and scope of the pandemic; government actions taken in response to the pandemic; the availability and distribution of vaccines; the impact on construction activity; the effect on our customers demand for our ceiling and wall systems; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the third quarter and first nine months of 2021 and 2020 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales
Mineral Fiber	$214.5	$187.3	$611.3	$542.9
Architectural Specialties	77.7	59.0	212.8	155.3
Total net sales	$292.2	$246.3	$824.1	$698.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment operating income (loss)
Mineral Fiber	$68.5	$58.1	$201.2	$173.7
Architectural Specialties	5.0	9.1	7.5	20.9
Unallocated Corporate	(1.4)	5.1	(4.2)	16.1
Total consolidated operating income	$72.1	$72.3	$204.5	$210.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total consolidated operating income	$72.1	$72.3	$204.5	$210.7
Interest expense	6.1	6.1	17.4	18.7
Other non-operating (income) expense, net	(1.4)	(3.2)	(4.3)	361.8
Earnings (loss) from continuing operations before income taxes	$67.4	$69.4	$191.4	$(169.8)

	September 30, 2021	December 31, 2020
Segment assets
Mineral Fiber	$1,119.9	$1,101.1
Architectural Specialties	365.4	357.7
Unallocated Corporate	219.6	259.7
Total consolidated assets	$1,704.9	$1,718.5

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mineral Fiber	2021	2020	2021	2020
Distributors	$161.5	$138.6	$453.5	$395.1
Home centers	20.2	22.5	68.4	67.6
Direct customers	16.3	13.8	44.3	41.9
Retailers and other	16.5	12.4	45.1	38.3
Total	$214.5	$187.3	$611.3	$542.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Architectural Specialties	2021	2020	2021	2020
Distributors	$41.4	$36.0	$116.0	$103.9
Direct customers	35.7	23.0	94.6	49.8
Retailers and other	0.6	-	2.2	1.6
Total	$77.7	$59.0	$212.8	$155.3

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

In connection with the Arktura acquisition, we formed Arktura Ventures LLC, an incubator entity for the development and commercialization of new products and solutions in the architecture, engineering and construction spaces. As of September 30, 2021, the venture entity had no funding or operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales from continuing operations, pro forma	$292.2	$258.4	$824.8	$743.6
Net sales from continuing operations, as reported	292.2	246.3	824.1	698.2
Net earnings (loss) from continuing operations before income taxes, pro forma	72.5	67.2	207.9	(185.3)
Net earnings (loss) from continuing operations before income taxes, as reported	67.4	69.4	191.4	(169.8)

The following table presents the net sales and pre-tax net (loss) income of Arktura, Moz and Turf included in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$23.5	$7.7	$57.5	$7.7
Pre-tax net (loss) income	(1.0)	1.2	(3.0)	1.2

NOTE 5. DISCONTINUED OPERATIONS

EMEA and Pacific Rim Businesses

In 2019, we completed the sale of certain subsidiaries comprising our businesses in EMEA and the Pacific Rim to Knauf. During the nine months ended September 30, 2021, we recorded a pre-tax loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale. We did not record a gain or loss during the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recorded a pre-tax loss on sale of $0.2 and $5.2 million, respectively, representing working capital and other adjustments.

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

EMEA and Pacific Rim Businesses
Nine Months Ended September 30, 2021
(Loss) from disposal of discontinued businesses, before income tax	$(0.4)
Income tax expense	1.7
(Loss) from disposal of discontinued businesses, net of tax	$(2.1)

Net (loss) from discontinued operations	$(2.1)

EMEA and Pacific Rim Businesses
Three Months Ended September 30, 2020
(Loss) from disposal of discontinued businesses, before income tax	$(0.2)
Income tax (benefit)	-
(Loss) from disposal of discontinued business, net of tax	$(0.2)

Net (loss) from discontinued operations	$(0.2)

	EMEA and Pacific Rim Businesses	European Resilient Flooring	Total
Nine Months Ended September 30, 2020
(Loss) gain from disposal of discontinued businesses, before income tax	$(5.2)	$0.8	$(4.4)
Income tax (benefit)	(1.4)	-	(1.4)
(Loss) gain from disposal of discontinued businesses, net of tax	$(3.8)	$0.8	$(3.0)

Net (loss) earnings from discontinued operations	$(3.8)	$0.8	$(3.0)

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2021	December 31, 2020
Customer receivables	$101.4	$77.9
Miscellaneous receivables	5.7	4.0
Less allowance for warranties, discounts and losses	(4.2)	(3.6)
Accounts and notes receivable, net	$102.9	$78.3

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts. As of September 30, 2021, miscellaneous receivables included a $4.5 million Employee Retention Credit (“ERC”), representing a refundable payroll tax credit for eligible wages paid to our employees in 2020 under the Coronavirus Aid, Relief, and Economic Recovery Act. Based on our evaluation we recognized the ERC benefit during the third quarter of 2021, primarily as an offset to payroll tax expenses within cost of goods sold and selling, general, and administrative (“SG&A”) expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income.

NOTE 7. INVENTORIES

	September 30, 2021	December 31, 2020
Finished goods	$49.8	$44.6
Goods in process	6.4	5.5
Raw materials and supplies	46.2	42.3
Less LIFO reserves	(12.8)	(10.9)
Total inventories, net	$89.6	$81.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 8. OTHER CURRENT ASSETS

	September 30, 2021	December 31, 2020
Prepaid expenses	$14.9	$12.0
Assets held for sale	4.6	-
Other	1.3	0.8
Total other current assets	$20.8	$12.8

As of September 30, 2021, assets held for sale included the property, plant and equipment of our idled mineral fiber plant in St. Helens, Oregon. We entered into a sale agreement for the property during the first quarter of 2021, with closing expected in the fourth quarter of 2021.

NOTE 9. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE. The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. Condensed financial statement data for WAVE is summarized below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$114.2	$86.3	$321.5	$257.0
Gross profit	64.5	49.4	188.0	145.7
Net earnings	49.1	33.4	143.2	103.3

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of September 30, 2021 and December 31, 2020.

		September 30, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$200.3	$143.5	$200.6	$128.9
Developed technology	13-19 years	92.7	82.4	92.1	77.9
Software	7 years	9.1	1.0	9.1	-
Trademarks and brand names	5-10 years	4.0	1.8	4.0	1.3
Non-compete agreements	3-5 years	5.6	1.2	6.3	0.4
Other	Various	0.4	0.1	6.9	0.2
Total		$312.1	$230.0	$319.0	$208.7
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	344.9		347.2
Total intangible assets		$657.0		$666.2

Goodwill	Indefinite	$166.6		$160.7

The increase in goodwill since December 31, 2020 resulted primarily from customary adjustments to valuations for Arktura assets acquired and liabilities assumed on December 16, 2020 and foreign exchange movements.

	Nine Months Ended
	September 30,
	2021	2020
Amortization expense	$28.0	$15.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2021	December 31, 2020
Payables, trade and other	$94.3	$81.3
Employment costs	26.4	17.6
Current portion of pension and postretirement liabilities	9.6	9.5
Payable to Knauf for purchase price adjustments	-	11.4
Acquisition-related contingent consideration	5.3	-
Other	21.2	16.7
Total accounts payable and accrued expenses	$156.8	$136.5

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations before income taxes	$67.4	$69.4	$191.4	$(169.8)
Income tax expense (benefit)	16.6	15.2	48.0	(50.9)
Effective tax rate	24.6%	21.9%	25.1%	30.0%

The effective tax rate for the third quarter of 2021 was higher compared to the same period in 2020, due primarily to the absence of a benefit related to the sale of our idled Mineral Fiber plant in China recognized in 2020. Excluding the impact of a pension settlement loss and the gain on sale of our idled Mineral Fiber plant in China recorded in the first nine months of 2020, the effective tax rate for the first nine months of 2021 was higher compared to the same period in 2020 due to state law changes enacted in 2021 and a reduction in favorable permanent adjustments.

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

NOTE 13. DEBT

As of September 30, 2021 and December 31, 2020, our long-term debt included borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is composed of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of September 30, 2021 and December 31, 2020, borrowings outstanding under our revolving credit facility were $155.0 million and $225.0 million, respectively. As of September 30, 2021 and December 31, 2020, borrowings outstanding under our Term Loan A were $475.0 million and $493.7 million, respectively. Additionally, we have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

We utilize lines of credit and other commercial commitments to ensure that adequate funds are available to meet operating requirements. Letters of credit are currently arranged through our revolving credit facility and our bi-lateral facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities:

	September 30, 2021
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.4	$16.6
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.4	$166.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.2	$1.4	$3.6	$4.2
Interest cost on projected benefit obligation	2.2	2.8	6.7	12.7
Expected return on plan assets	(4.1)	(6.6)	(12.4)	(28.0)
Amortization of net actuarial loss	0.9	0.8	2.7	5.5
Settlement	-	-	-	374.4
Special termination benefits	-	2.0	-	2.0
Net periodic pension cost	$0.2	$0.4	$0.6	$370.8
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	0.3	0.4	0.9	1.4
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	(0.6)	(1.7)	(1.7)	(5.0)
Net periodic postretirement (credit)	$(0.4)	$(1.4)	$(1.0)	$(3.8)

We also have an unfunded defined benefit pension plan in Germany, which was not acquired by Knauf in connection with the Sale. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2021 and 2020.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	September 30, 2021		December 31, 2020
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(627.4)	$(623.6)	$(715.5)	$(715.5)
Interest rate swap contracts	(20.3)	(20.3)	(28.9)	(28.9)
Acquisition-related contingent consideration	(7.1)	(7.1)	(16.9)	(16.9)

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

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	September 30, 2021		December 31, 2020
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
(Liabilities), net:
Interest rate swap contracts	$(20.3)	$-	$(28.9)	$-
Acquisition-related contingent consideration	-	(7.1)	-	(16.9)

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

The following table summarizes the weighted average of the significant unobservable inputs as of September 30, 2021:

	Moz	Turf
Unobservable input
Volatility	19.0%	17.8%
Discount rates	2.6%	2.6%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration. See Note 4 for further information.

The changes in fair value of the acquisition-related contingent consideration liability for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021 were as follows:

Fair Value of Contingent Consideration
Balance as of December 31, 2020	$16.9
Change in fair value of contingent consideration	0.2
Balance as of March 31, 2021	$17.1
Change in fair value of contingent consideration	(9.7)
Balance as of June 30, 2021	$7.4
Change in fair value of contingent consideration	(0.3)
Balance as of September 30, 2021	$7.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

During the three and nine months ended September 30, 2021, we recorded $0.3 million and $9.8 million of income from the change in fair value of acquisition-related contingent consideration. These changes in fair value were primarily due to changes in the Turf and Moz financial projections over each entity’s respective earn-out period.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in the London Interbank Offered Rate (“LIBOR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of September 30, 2021:

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2021 and December 31, 2020. We did not have any derivative assets or liabilities not designated as hedging instruments as of September 30, 2021 or December 31, 2020. The derivative liability amounts below are shown gross and have not been netted.

	Derivative Liabilities
		Fair Value
	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swap contracts	Accounts payable and accrued expenses	$0.1	$0.5
Interest rate swap contracts	Other long-term liabilities	20.2	28.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain Reclassified from AOCI into Net Earnings (Loss)
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$14.1	$(12.9)	Interest expense	$2.2	$1.9	$6.3	$3.7

As of September 30, 2021, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $8.5 million.

NOTE 17. OTHER LONG-TERM LIABILITIES

	September 30, 2021	December 31, 2020
Fair value of derivative liabilities	$20.2	$28.4
Acquisition-related contingent consideration	1.8	16.9
Long-term deferred compensation arrangements	18.8	14.8
Environmental insurance recoveries received in excess of cumulative expenses incurred	4.5	5.0
Other	9.9	11.4
Total other long-term liabilities	$55.2	$76.5

NOTE 18. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

Since July 29, 2016, our Board of Directors has approved our share repurchase program pursuant to which we are currently authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We currently have $543.8 million remaining under the Board’s repurchase authorization as of September 30, 2021.

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

During the three months ended September 30, 2021, we repurchased 0.2 million shares under the Program for a total cost of $20.0 million, excluding commissions, or an average price of $106.99 per share. During the nine months ended September 30, 2021, we repurchased 0.5 million shares under the Program for a total cost of $50.0 million, excluding commissions, or an average price of $98.61 per share. Since inception, through September 30, 2021, we have repurchased 10.2 million shares under the Program for a total cost of $656.2 million, excluding commissions, or an average price of $64.15 per share.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Dividends

In February, April and July 2021, our Board of Directors declared $0.21 per share quarterly dividends, which were paid to shareholders in March, May and August 2021. On October 20, 2021, our Board of Directors declared a $0.231 per share quarterly dividend to be paid in November 2021.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2021	$3.4	$(14.1)	$(92.2)	$(102.9)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $ -, $(0.9), $ - and $(0.9)	(0.8)	2.5	(0.1)	1.6
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	0.2	(1.5)
Net current period other comprehensive (loss) income	(0.8)	0.8	0.1	0.1
Balance, September 30, 2021	$2.6	$(13.3)	$(92.1)	$(102.8)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income (loss) before reclassifications, net of tax (expense) of $ -, $(3.5), $ - and $(3.5)	0.3	10.6	(0.1)	10.8
Amounts reclassified from accumulated other comprehensive (loss)	-	(4.9)	0.6	(4.3)
Net current period other comprehensive income	0.3	5.7	0.5	6.5
Balance, September 30, 2021	$2.6	$(13.3)	$(92.1)	$(102.8)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2020	$7.4	$(22.3)	$(89.4)	$(104.3)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $ -, ($0.9), ($0.2) and ($1.1)	(6.2)	3.0	(0.1)	(3.3)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.5)	(0.7)	(2.2)
Net current period other comprehensive (loss) income	(6.2)	1.5	(0.8)	(5.5)
Balance, September 30, 2020	$1.2	$(20.8)	$(90.2)	$(109.8)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2019	$9.4	$(8.5)	$(377.0)	$(376.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $ -, $3.5, ($3.1) and $0.4	(8.2)	(9.4)	8.5	(9.1)
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.9)	278.3	275.4
Net current period other comprehensive (loss) income	(8.2)	(12.3)	286.8	266.3
Balance, September 30, 2020	$1.2	$(20.8)	$(90.2)	$(109.8)
(1)
Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.2)	$(1.9)	$(6.3)	$(3.7)	Interest expense
Tax impact	0.5	0.4	1.4	0.8	Income tax expense
Total (income), net of tax	(1.7)	(1.5)	(4.9)	(2.9)

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.1)	(0.1)	(0.2)	(0.2)	Other non-operating (income) expense, net
Amortization of net actuarial loss (gain)	0.3	(0.9)	1.0	0.5	Other non-operating (income) expense, net
Settlement	-	-	-	374.4	Other non-operating (income) expense, net
Total loss (income), before tax	0.2	(1.0)	0.8	374.7
Tax impact	-	0.3	(0.2)	(96.4)	Income tax expense
Total loss (income), net of tax	0.2	(0.7)	0.6	278.3
Total reclassifications for the period	$(1.5)	$(2.2)	$(4.3)	$275.4

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

Between 2017 and 2020, we entered settlement agreements totaling $52.5 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as a $9.2 million reduction to cost of goods sold and a $38.3 million reduction to SG&A expenses reflecting the same income statement categories where environmental expenditures were historically recorded. In 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess $5.0 million was recorded within our long-term liabilities as of December 31, 2020. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. In the first nine months of 2021, we did not enter into any new settlement agreements and the balance of insurance recoveries in excess of cumulative expenses as of September 30, 2021 was $4.5 million. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Summary of Financial Position

Total liabilities of $1.0 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of September 30, 2021 and December 31, 2020, $0.5 million and $0.3 million, respectively, of environmental liabilities were reflected within accounts payable and accrued expenses. During the three months ended September 30, 2021, we did not record any additional reserves for environmental liabilities. During the nine months ended September 30, 2021, we recorded $0.2 million of additional reserves for potential environmental liabilities. As noted above, the expense associated with the additional reserves recorded in 2021 was offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. During the three and nine months ended September 30, 2020, we did not record any additional reserves for environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

NOTE 20. EARNINGS PER SHARE

The following table is a reconciliation of earnings (loss) to earnings (loss) attributable to common shares used in our basic and diluted Earnings (Loss) Per Share (“EPS”) calculations for the three and nine months ended September 30, 2021 and 2020. EPS components may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations	$50.8	$54.2	$143.4	$(118.9)
(Earnings) allocated to participating vested share awards	(0.1)	(0.1)	(0.2)	(0.1)
Earnings (loss) from continuing operations attributable to common shares	$50.7	$54.1	$143.2	$(119.0)

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2021 and 2020 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic shares outstanding	47.5	47.9	47.7	47.9
Dilutive effect of common stock equivalents	0.3	0.1	0.3	-
Diluted shares outstanding	47.8	48.0	48.0	47.9

There were no anti-dilutive stock awards excluded from the computation of diluted EPS for the three months ended September 30, 2021. Anti-dilutive stock awards excluded from the computation of diluted EPS for the nine months ended September 30, 2021, were 11,397. Due to the net loss for the nine months ended September 30, 2020, all common stock equivalents were considered anti-dilutive. Anti-dilutive stock awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020 were 26,460 and 340,750, respectively.

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

COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. In 2020, we experienced a significant decrease in customer demand throughout our business during the second through fourth quarters due to COVID-19. Specifically, we noted delays in construction driven by temporary closures of non-essential businesses, with the most significant impacts in the major metropolitan areas impacted by COVID-19. In response to COVID-19, we temporarily reduced capital expenditures and discretionary spending including compensation, travel and marketing expenses in 2020. Customer demand continued to improve in the first nine months of 2021 but remained lower than pre-pandemic levels. We continue to monitor and manage the impact of COVID-19 and its potential impacts to our business, most notably global supply chain and labor disruptions, which have contributed to raw material and transportation cost inflation, in addition to construction activity delays.

As of September 30, 2021, all of our manufacturing facilities were operational, excluding the St. Helens, Oregon facility which was idled in the second quarter of 2018. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental health authorities across all our facilities and have implemented preventative measures that include working remotely, providing personal protective equipment, limiting group meetings, enhancing cleaning and sanitizing procedures, and social distancing.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first nine months of 2021 or the full year of 2020, although future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

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

Discontinued Operations

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). In January 2021, we finalized post-closing adjustments to the purchase price related to certain pension liabilities assumed by Knauf in the Sale. During the first quarter of 2021, we paid $11.8 million to Knauf as a result of this purchase price adjustment.

See Note 5 to the Condensed Consolidated Financial Statements for additional information related to our discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing Plants

As of September 30, 2021, we operated 16 manufacturing plants in two countries, with 14 plants located within the U.S. and two plants in Canada. We closed our St. Helens, Oregon mineral fiber manufacturing plant in the second quarter of 2018, and the facility was classified as an asset held for sale as of September 30, 2021. We entered into a sale agreement for the property during the first quarter of 2021, with closing expected in the fourth quarter of 2021.

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

Architectural Specialties – produces, designs and sources ceilings and walls for use in commercial settings. Products are available in numerous materials, such as metal, felt and wood, in addition to various colors, shapes and designs. Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal. We sell standard, premium and customized products, a portion of which are derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and ceiling systems contractors. The majority of revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Factors Affecting Revenues

For information on our 2021 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements.

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

We noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2021 compared to the third quarter of 2020, most importantly an increase in demand as the negative financial impacts of the COVID-19 pandemic lessened. Although the magnitude of year-over-year volume growth lessened compared to the second quarter of 2021, it remains a key factor for the nine-month period ended September 30, 2021. For the three and nine months ended September 30, 2021, increases in sales volumes contributed $4 million and $28 million, respectively, to revenue growth from the 2020 periods. In addition, our 2020 acquisitions of Turf, Moz and Arktura (collectively, the “2020 Acquisitions”) benefited revenues by $24 million and $58 million, for the three and nine months ended September 30, 2021, respectively. The 2020 Acquisitions contributed $8 million of revenues for the three and nine months ended September 30, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. In certain cases, realized price increases are less than the announced price increases because of project pricing, competitive reactions and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as this measure accounts for the varying assortment of products impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three and nine months ended September 30, 2021, by approximately $26 million and $48 million, compared to the same periods in 2020. Our Architectural Specialties segment generates revenues that are generally earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties that vary by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During the first, second and third quarters of 2021, we implemented price increases on certain Mineral Fiber ceiling, grid products and certain Architectural Specialties products. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite and starch. Other raw materials include aluminum, clays, felt, pigment, recycled paper, steel, wood and wood fiber. We manufacture most of the production needs for mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. For the three and nine months ended September 30, 2021, higher costs for raw materials and energy negatively impacted operating income by $5 million and $8 million, respectively, compared to the same periods in 2020.

2020 Acquisition-Related Impacts

In connection with the 2020 Acquisitions, we recorded certain acquisition-related gains and losses to operating income in the three and nine months ended September 30, 2021, summarized as follows (dollar amounts in millions):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Affected Line Item in the Condensed Consolidated Statement of Operations and Comprehensive Income
Deferred revenue	$-	$0.7	Net sales
Change in fair value of contingent consideration	(0.3)	(9.8)	Change in fair value of contingent consideration
Deferred cash and restricted stock expenses	3.3	9.8	SG&A expenses
Inventory	-	0.3	Cost of goods sold
Net negative (positive) impact to operating income	$3.0	$1.0

The deferred revenue and inventory amounts above reflect the post-acquisition charges associated with recording these liabilities and assets at fair value as part of purchase accounting. The estimated fair value of contingent consideration is related to our Moz and Turf acquisitions and is remeasured and recorded quarterly during each acquisition's respective earn-out period. See Note 15 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the former awardees’ continued employment with AWI. Purchase accounting expenses related to depreciation of fixed asset fair value adjustments and intangible asset amortization expenses have been excluded from the table above. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Employees

As of September 30, 2021 and December 31, 2020, we had approximately 2,800 and 2,700 full-time and part-time employees, respectively.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 5 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2021	2020	Change is Favorable/(Unfavorable)
Three Months Ended September 30,
Total consolidated net sales	$292.2	$246.3	18.6%
Operating income	$72.1	$72.3	(0.3)%

Nine Months Ended September 30,
Total consolidated net sales	$824.1	$698.2	18.0%
Operating income	$204.5	$210.7	(2.9)%

Consolidated net sales for the third quarter of 2021 increased 18.6% over the prior-year period. Improved AUV contributed $26 million of favorability and higher volumes, primarily due to the impact of the 2020 Acquisitions, contributed $20 million. Mineral Fiber net sales increased $27 million and Architectural Specialties net sales increased $19 million from the third-quarter 2020 results. The increase in Mineral Fiber segment net sales was primarily driven by positive like-for-like pricing and favorable customer channel mix. The increase in Architectural Specialties net sales was driven by a $16 million contribution from our 2020 Acquisitions and a lower COVID-19 impact when compared to the prior period.

Consolidated net sales for the first nine months of 2021 increased 18.0% as higher volumes, including the impact of the 2020 Acquisitions, contributed $78 million and favorable AUV contributed $48 million. Mineral Fiber net sales increased $68 million year-over-year and Architectural Specialties net sales increased $58 million. The increase in Mineral Fiber segment net sales was driven by improved AUV and both segments experienced improved sales volumes as market demand continued to recover from COVID-19 impacts. The Architectural Specialties segment net sales also benefited $50 million from the 2020 Acquisitions.

Cost of goods sold in the third quarter of 2021 was 62.1% of net sales, compared to 63.0% for the same period in 2020. Cost of goods sold in the first nine months of 2021 was 63.2% compared to 64.2% for the same period in 2020. The decrease in cost of goods sold as a percent of net sales for the third quarter of 2021 resulted from favorable AUV performance, which more than offset higher raw material, energy and freight inflation and the impact of cost increases that were curtailed in 2020 at the height of the COVID-19 pandemic. For the first nine months of 2021, the decrease in cost of goods sold as a percent of net sales was due to favorable AUV performance and improved manufacturing productivity, which was partially offset by higher inflation and the impact of cost increases that we reduced in 2020 at the height of the COVID-19 pandemic.

SG&A expenses in the third quarter of 2021 were $62.3 million, or 21.3% of net sales, compared to $41.0 million, or 16.6% of net sales, for the same period in 2020. SG&A expenses in the first nine months of 2021 were $176.5 million, or 21.4% of net sales, compared to $108.8 million, or 15.6% of net sales, for the 2020 period. The third-quarter 2021 increase in SG&A expenses was driven primarily by an $8 million increase in SG&A expenses due to the impact of the 2020 Acquisitions, a $5 million increase in incentive and deferred compensation expenses and a $2 million increase in spending related to continued digital growth initiatives. Also contributing to the increase in SG&A expenses was a resumption of more normalized spending that was curtailed in 2020 at the height of the COVID-19 pandemic.

The increase in SG&A expenses for the first nine months of 2021 compared to the same period in 2020 was driven by a $33 million increase in SG&A expenses due to the 2020 Acquisitions, including intangible asset amortization of $13 million, a $15 million increase in incentive and deferred compensation expenses, a $6 million decrease in cost reimbursements, net of related expenses, earned under our Transition Services Agreement with Knauf ("Knauf TSA") in 2020 and a $3 million increase in spending related to digital growth initiatives. Also contributing to the increase in SG&A expenses was an increase in discretionary spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter and nine months ended September 30, 2021, we recorded $0.3 million and $9.8 million, respectively, of income from a change in the fair value of contingent consideration related to the acquisitions of Turf and Moz. See Note 15 to the Condensed Consolidated Financial Statements for further information.

During the third quarter and nine months ended September 30, 2020, we recorded $6.9 million and $21.0 million of gains, respectively, related to the sale of fixed and intangible assets from the sale of our idled Mineral Fiber plant in China, which was reported as a component of our Unallocated Corporate segment. There was no similar activity in 2021.

Equity earnings from our WAVE joint venture were $23.4 million in the third quarter of 2021, compared to $15.2 million in the third quarter of 2020. Equity earnings from our WAVE joint venture were $68.1 million in the first nine months of 2021 compared to $48.2 million in the first nine months of 2020. The increase in WAVE earnings for the third quarter of 2021 compared to the same period in 2020 was primarily related to favorable AUV which was partially offset by increased steel costs. The increase in WAVE earnings for the first nine months of 2021 compared to the same period in 2020 was related to favorable AUV and higher volumes, which was partially offset by increased steel costs and SG&A expenses. See Note 9 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $6.1 million in both the third quarter of 2021 and the third quarter of 2020. Interest expense was $17.4 million in the first nine months of 2021 compared to $18.7 million in the first nine months of 2020. The decrease in interest expense in the first nine months of 2021 compared to the prior period was due to lower interest rates, partially offset by an increase in average borrowings.

Other non-operating income, net, was $1.4 million in the third quarter of 2021 compared to $3.2 million in the third quarter of 2020. Other non-operating income, net, was $4.3 million in the first nine months of 2021, compared to $361.8 million of expense, net, in the first nine months of 2020. The decrease in income for the third quarter of 2021 compared to the same period in 2020 was primarily due to lower credits from non-service cost components of pension and postretirement net period benefit costs. The change in other non-operating income, net, for the first nine months of 2021 compared to the same period in 2020 was primarily related to a $374.4 million settlement loss related to our RIP that was recorded in the first quarter of 2020, partially offset by lower credits from non-service cost components of pension and postretirement net period benefit costs. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Income tax expense was $16.6 million in the third quarter of 2021 compared to $15.2 million in the third quarter of 2020. The effective tax rate for the third quarter of 2021 was 24.6% compared to 21.9% for the same period of 2020. The effective tax rate for the third quarter of 2021 was higher compared to the same period in 2020, due primarily to the absence of a benefit related to the sale of our idled Mineral Fiber plant in China recognized in 2020.

Income tax expense was $48.0 million in the first nine months of 2021 compared to $50.9 million of income tax benefit in the first nine months of 2020. The effective tax rate was 25.1% in the first nine months of 2021 compared to 30.0% in the same period of 2020. Excluding the impact of our pension settlement and the gain on sale of our idled Mineral Fiber plant in China recorded in the first nine months of 2020, the effective tax rate for the first nine months of 2021 was higher compared to the same period in 2020 due to state law changes enacted in 2021 and a reduction in favorable permanent adjustments.

Total Other Comprehensive Income (“OCI”) was $0.1 million in the third quarter of 2021 compared to Total Other Comprehensive Loss (“OCL”) of $5.5 million in the third quarter of 2020. OCI was $6.5 million in the first nine months of 2021 compared to OCI of $266.3 million in the first nine months of 2020. The change in OCI in the third quarter of 2021 compared to the same period in 2020 was primarily driven by foreign currency translation adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. The change in OCI in the first nine months of 2021 compared to the same period in 2020 was driven by pension and postretirement adjustments, primarily related to the absence of the $278.6 settlement loss, net of taxes, related to our RIP. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Also impacting the change in OCI in both periods were derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2021	2020	Change is Favorable
Three Months Ended September 30,
Total segment net sales	$214.5	$187.3	14.5%
Operating income	$68.5	$58.1	17.9%

Nine Months Ended September 30,
Total segment net sales	$611.3	$542.9	12.6%
Operating income	$201.2	$173.7	15.8%

Third-quarter 2021 net sales increased $27 million primarily due to favorable AUV. The improvement in AUV was driven by favorable price and customer channel mix. For the first nine months of 2021, net sales improved $68 million from the prior-year period due to $47 million of favorable AUV and $21 million due to higher sales volumes. For the nine-month period, increased volumes were driven by comparison against a prior-year period that was negatively impacted by the pandemic.

Third-quarter 2021 operating income increased 17.9% year-over-year primarily due to a $20 million benefit from favorable AUV, an $8 million increase in WAVE equity earnings and a $4 million benefit related to a 2020 Coronavirus Aid, Relief, and Economic Recovery Act Employee Retention Credit ("ERC benefit"), partially offset by a $10 million increase in manufacturing costs, a $4 million increase in incentive and deferred compensation expenses and a $2 million increase in spending related to digital growth initiatives. In addition, operating income was impacted by more normalized discretionary spending that had been curtailed in 2020 at the height of the COVID-19 pandemic.

Operating income increased in the first nine months of 2021 primarily due to a $35 million benefit from favorable AUV, a $20 million increase in WAVE equity earnings, a $12 million benefit from higher volumes and a $4 million ERC benefit, partially offset by a $14 million increase in manufacturing costs, a $13 million increase in incentive and deferred compensation expenses, a $6 million decrease related to our Knauf TSA, a $3 million increase in spending related to digital growth initiatives and an increase in discretionary spending.

Architectural Specialties

(dollar amounts in millions)

	2021	2020	Change is Favorable/(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$77.7	$59.0	31.7%
Operating income	$5.0	$9.1	(45.1)%

Nine Months Ended September 30,
Total segment net sales	$212.8	$155.3	37.0%
Operating income	$7.5	$20.9	(64.1)%

Net sales increased $19 million and $58 million in the third quarter and the first nine months of 2021, respectively. Net sales from 2020 Acquisitions in the third quarter and the first nine months of 2021 contributed $16 million and $50 million to these increases, respectively. An improvement in sales volumes due to a rebound in economic activity compared to the prior year when negative COVID-19 impacts were significantly higher contributed to year-over-year net sales growth for both periods.

Third-quarter 2021 operating income decreased primarily due to an $8 million increase in SG&A expenses, including a $1 million increase in amortization expense, related to the 2020 Acquisitions and the negative margin impact of delays from custom project driven revenues, partially offset by the positive impact of increased sales.

Operating income decreased in the first nine months of 2021 primarily due to a $13 million increase in amortization expense related to the 2020 Acquisitions, an $11 million increase in acquisition-related charges, an increase in manufacturing costs and SG&A expenses resulting primarily from additional investments in manufacturing capacity and selling and design capabilities and the negative margin impact of delays from custom project driven revenues. These costs were partially offset by the positive impact of higher sales volumes and a $10 million gain due to a change in the fair value of contingent consideration related to Moz and Turf.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the third quarter of 2021, compared to income of $5 million in the third quarter of 2020. Unallocated Corporate operating loss was $4 million in the first nine months of 2021, compared to income of $16 million in the first nine months of 2020. The change in Unallocated Corporate operating loss in both periods was primarily related to the absence of the gain on the sale of our idled Mineral Fiber plant in China.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first nine months of 2021 provided $137.9 million of cash, compared to $148.4 million in the first nine months of 2020. The decrease was primarily due to lower cash earnings and an increase in income tax payments, partially offset by positive working capital changes.

Net cash used for investing activities was $5.4 million in the first nine months of 2021, compared to $52.2 million of cash used in the first nine months of 2020. The favorable change in cash used in 2021 compared to 2020 was primarily due to a decrease in cash paid for acquisitions and the absence of the remittance of Knauf proceeds to WAVE, partially offset by a decrease in proceeds from the sale of fixed assets and an increase in purchases of property, plant and equipment.

Net cash used for financing activities was $175.1 million in the first nine months of 2021, compared to $2.5 million in the first nine months of 2020. The unfavorable change of cash was primarily due to a decrease in proceeds from borrowings, higher debt payments in 2021 and higher repurchases of outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year. We have a $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. The $1,000.0 million senior credit facility is secured by the capital stock of material U.S. subsidiaries and a pledge of 65% of the stock of our material first-tier foreign subsidiary in Canada. The unpaid balances of the revolving credit facility and Term Loan A may be prepaid without penalty at the maturity of their respective interest reset periods. Any principal amounts paid on the Term Loan A may not be re-borrowed. As of September 30, 2021, total borrowings outstanding under our senior credit facility were $155.0 million under the revolving credit facility and $475.0 million under Term Loan A. Additionally, we have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0. As of
September 30, 2021, we were in compliance with all covenants of the senior credit facility.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We utilize lines of credit and other commercial commitments to ensure that adequate funds are available to meet operating requirements. Letters of credit are currently arranged through our revolving credit facility and our bi-lateral facility. Letters of credit may be issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities (dollar amounts in millions):

	September 30, 2021
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.4	$16.6
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.4	$166.6

As of September 30, 2021, we had $94.3 million of cash and cash equivalents, $80.4 million in the U.S. and $13.9 million in various foreign jurisdictions, primarily Canada. As of September 30, 2021, we also had $345.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs. The impacts of COVID-19 could create volatility in financial markets which may impact the terms under which we access capital. We continue to evaluate our discretionary spending, capital expenditures and other costs in light of the uncertainty related to the COVID-19 pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2021, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2021	186,929	$106.99	186,929	$543,779,472
August 1 – 31, 2021	157	$106.84	-	$543,779,472
September 1 – 30, 2021	144	$100.72	-	$543,779,472
Total	187,230		186,929

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

During the three months ended September 30, 2021, we repurchased 0.2 million shares under the Program for a total cost of $20.0 million, excluding commissions, or an average price of $106.99 per share. During the nine months ended September 30, 2021, we repurchased 0.5 million shares under the Program for a total cost of $50.0 million, excluding commissions, or an average price of $98.61 per share. Since inception, through September 30, 2021, we have repurchased 10.2 million shares under the Program for a total cost of $656.2 million, excluding commissions, or an average price of $64.15 per share.

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

10.1

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on July 27, 2021, wherein it appeared as Exhibit 10.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. †

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

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

Date: October 26, 2021