Form 10-Q
period 2022-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2022-04-26
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 21, 2022 – 46,960,247.

When we refer to “AWI,” the “Company,” “we,” “our” or “us,” we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our markets and their effect on our operating results; the impacts of COVID-19 on our business; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization (as discussed below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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
•
geographic concentration;
•
dividend payments;

•
public health epidemics or pandemics (like COVID-19); and
•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and in the documents incorporated by reference herein and therein.

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

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2022	2021
Net sales	$282.6	$251.9
Cost of goods sold	180.4	164.4
Gross profit	102.2	87.5
Selling, general and administrative expenses	57.1	54.2
Loss related to change in fair value of contingent consideration	0.1	0.2
Equity (earnings) from joint venture	(18.2)	(21.0)
Operating income	63.2	54.1
Interest expense	5.1	5.7
Other non-operating (income), net	(1.3)	(1.3)
Earnings from continuing operations before income taxes	59.4	49.7
Income tax expense	15.0	12.2
Earnings from continuing operations	44.4	37.5
Loss from disposal of discontinued businesses, net of tax expense of $- and $1.7	-	(2.1)
Net loss from discontinued operations	-	(2.1)
Net earnings	$44.4	$35.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.7	0.6
Derivative gain, net	10.6	3.8
Pension and postretirement adjustments	0.6	0.2
Total other comprehensive income	11.9	4.6
Total comprehensive income	$56.3	$40.0
Earnings per share of common stock, continuing operations:
Basic	$0.94	$0.78
Diluted	$0.94	$0.78
Loss per share of common stock, discontinued operations:
Basic	$-	$(0.04)
Diluted	$-	$(0.04)
Net earnings per share of common stock:
Basic	$0.94	$0.74
Diluted	$0.94	$0.74
Average number of common shares outstanding:
Basic	47.1	47.8
Diluted	47.2	48.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$76.1	$98.1
Accounts and notes receivable, net	114.1	109.1
Inventories, net	103.9	90.2
Income taxes receivable	0.4	1.4
Other current assets	23.6	23.1
Total current assets	318.1	321.9
Property, plant, and equipment, less accumulated depreciation and amortization of $504.7 and $494.0, respectively	539.2	542.8
Operating lease assets	21.6	21.0
Finance lease assets	17.8	18.4
Prepaid pension costs	110.3	109.0
Investment in joint venture	57.5	50.0
Goodwill	167.1	167.0
Intangible assets, net	416.9	421.4
Income taxes receivable	-	0.6
Other non-current assets	59.6	57.9
Total assets	$1,708.1	$1,710.0
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	25.0
Accounts payable and accrued expenses	145.4	174.9
Operating lease liabilities	6.1	5.6
Finance lease liabilities	2.3	2.2
Income taxes payable	14.0	1.9
Total current liabilities	192.8	209.6
Long-term debt, less current installments	615.3	606.4
Operating lease liabilities	15.7	15.6
Finance lease liabilities	16.2	16.8
Postretirement benefit liabilities	70.7	71.1
Pension benefit liabilities	36.4	36.9
Other long-term liabilities	32.0	46.7
Income taxes payable	19.6	20.3
Deferred income taxes	171.8	166.9
Total non-current liabilities	977.7	980.7
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,792,506 shares issued and 47,018,645 shares outstanding as of March 31, 2022 and 62,775,155 shares issued and 47,302,299 shares outstanding as of December 31, 2021	0.6	0.6
Capital in excess of par value	563.9	561.3
Retained earnings	1,044.8	1,011.4
Treasury stock, at cost, 15,773,861 shares as of March 31, 2022 and 15,472,856 shares as of December 31, 2021	(974.0)	(944.0)
Accumulated other comprehensive loss	(97.7)	(109.6)
Total shareholders' equity	537.6	519.7
Total liabilities and shareholders' equity	$1,708.1	$1,710.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2021	47,302,299	$0.6	$561.3	$1,011.4	15,472,856	$(944.0)	$(109.6)	$519.7
Stock issuance, net	17,351	-	-	-	-	-	-	-
Cash dividends - $0.231 per common share	-	-	-	(11.0)	-	-	-	(11.0)
Share-based employee compensation	-	-	2.6	-	-	-	-	2.6
Net earnings	-	-	-	44.4	-	-	-	44.4
Other comprehensive income	-	-	-	-	-	-	11.9	11.9
Acquisition of treasury stock	(301,005)	-	-	-	301,005	(30.0)	-	(30.0)
March 31, 2022	47,018,645	$0.6	$563.9	$1,044.8	15,773,861	$(974.0)	$(97.7)	$537.6

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9
Stock issuance, net	40,278	-	-	-	-	-	-	-
Cash dividends - $0.21 per common share	-	-	-	(10.2)	-	-	-	(10.2)
Share-based employee compensation	-	-	2.9	-	-	-	-	2.9
Net earnings	-	-	-	35.4	-	-	-	35.4
Other comprehensive income	-	-	-	-	-	-	4.6	4.6
Acquisition of treasury stock	(125,635)	-	-	-	125,635	(10.0)	-	(10.0)
March 31, 2021	47,828,464	$0.6	$556.6	$895.0	14,811,145	$(873.9)	$(104.7)	$473.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net earnings	$44.4	$35.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.2	25.6
Deferred income taxes	1.1	1.2
Share-based compensation	2.9	2.3
Loss on disposal of discontinued operations	-	0.4
Equity earnings from joint venture	(18.2)	(21.0)
U.S. pension (credit)	(0.2)	-
Loss from change in fair value of contingent consideration	0.1	0.2
Payments of contingent consideration in excess of acquisition-date fair value	(1.9)	-
Other non-cash adjustments, net	0.2	0.2
Changes in operating assets and liabilities:
Receivables	(13.1)	(12.9)
Inventories	(13.6)	(2.1)
Accounts payable and accrued expenses	(17.5)	(9.2)
Income taxes receivable and payable, net	13.0	5.5
Other assets and liabilities	(1.7)	(6.0)
Net cash provided by operating activities	16.7	19.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(12.0)	(13.2)
Return of investment from joint venture	12.2	16.5
Payments to Knauf upon disposal of discontinued operations	-	(11.8)
Other investing activities	-	(0.3)
Net cash provided by (used for) investing activities	0.2	(8.8)
Cash flows from financing activities:
Proceeds from revolving credit facility	25.0	50.0
Payments of revolving credit facility	(10.0)	(50.0)
Payments of long-term debt	(6.2)	(6.3)
Dividends paid	(10.9)	(10.1)
Proceeds from share-based compensation plans, net of tax	0.2	0.7
Payments for finance leases	(0.6)	(0.5)
Payments of acquisition-related contingent consideration	(6.7)	-
Payments for treasury stock acquired	(30.0)	(10.0)
Net cash (used for) financing activities	(39.2)	(26.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.1
Net (decrease) in cash and cash equivalents	(22.0)	(15.3)
Cash and cash equivalents at beginning of year	98.1	136.9
Cash and cash equivalents at end of period	$76.1	$121.6
Supplemental Cash Flow Disclosures:
Interest paid	$4.9	$5.7
Income tax payments, net	0.9	7.2
Amounts in accounts payable for capital expenditures	0.3	0.7

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2021. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the first quarter of 2022 and 2021 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2022 presentation.

COVID-19 Considerations

The COVID-19 pandemic has created significant volatility and economic disruption and the impact on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns, vaccine or testing mandates; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity; supply chain disruptions; rising inflation; labor shortages; the effect on our customers demand for our ceiling and wall systems; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we, and certain of our customers or suppliers, may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including temporary closures of non-life sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first quarter of 2022 and 2021 but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
	2022	2021
Net sales
Mineral Fiber	$203.2	$188.7
Architectural Specialties	79.4	63.2
Total net sales	$282.6	$251.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended
	March 31,
	2022	2021
Segment operating income (loss)
Mineral Fiber	$57.6	$60.6
Architectural Specialties	6.5	(4.9)
Unallocated Corporate	(0.9)	(1.6)
Total consolidated operating income	$63.2	$54.1

The Architectural Specialties operating loss for the three months ended March 31, 2021 was driven by intangible asset amortization and other acquisition-related expenses related to our acquisitions of TURF Design, Inc. ("Turf") in July 2020, Moz Designs, Inc. ("Moz") in August 2020, and Arktura LLC ("Arktura") in December 2020.

	Three Months Ended
	March 31,
	2022	2021
Total consolidated operating income	$63.2	$54.1
Interest expense	5.1	5.7
Other non-operating (income), net	(1.3)	(1.3)
Earnings from continuing operations before income taxes	$59.4	$49.7

	March 31, 2022	December 31, 2021
Segment assets
Mineral Fiber	$1,142.7	$1,133.9
Architectural Specialties	378.1	366.3
Unallocated Corporate	187.3	209.8
Total consolidated assets	$1,708.1	$1,710.0

NOTE 3. REVENUE

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
Mineral Fiber	2022	2021
Distributors	$143.5	$135.3
Home centers	28.1	26.8
Direct customers	14.3	12.8
Retailers and other	17.3	13.8
Total	$203.2	$188.7

	Three Months Ended
	March 31,
Architectural Specialties	2022	2021
Distributors	$38.8	$34.3
Direct customers	39.4	28.1
Retailers and other	1.2	0.8
Total	$79.4	$63.2

NOTE 4. DISCONTINUED OPERATIONS

EMEA and Pacific Rim Businesses

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). During the three months ended March 31, 2021, we recorded a pre-tax loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale and paid $11.8 million to Knauf related to this purchase price adjustment. We did not record a gain or loss during the three months ended March 31, 2022.

Summarized Financial Information of Discontinued Operations

The following table details the line items that comprise discontinued operations on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

Three Months Ended
March 31,
2021
Loss from disposal of discontinued businesses, before income tax	$(0.4)
Income tax expense	1.7
Loss from disposal of discontinued businesses, net of tax	(2.1)

Net loss from discontinued operations	$(2.1)

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2022	December 31, 2021
Customer receivables	$109.9	$104.7
Miscellaneous receivables	8.0	7.9
Less allowance for warranties, discounts and losses	(3.8)	(3.5)
Accounts and notes receivable, net	$114.1	$109.1

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

As of March 31, 2022 and December 31, 2021, miscellaneous receivables included a $6.0 million and a $5.9 million Employee Retention Credit, respectively, representing a refundable payroll tax credit for eligible wages paid to our employees in 2020 and 2021 under the Coronavirus Aid, Relief, and Economic Recovery Act.

NOTE 6. INVENTORIES

	March 31, 2022	December 31, 2021
Finished goods	$56.6	$49.9
Goods in process	7.5	6.4
Raw materials and supplies	56.0	48.4
Less LIFO reserves	(16.2)	(14.5)
Total inventories, net	$103.9	$90.2

NOTE 7. OTHER CURRENT ASSETS

	March 31, 2022	December 31, 2021
Prepaid expenses	$18.1	$17.2
Assets held for sale	4.6	4.6
Other	0.9	1.3
Total other current assets	$23.6	$23.1

As of March 31, 2022 and December 31, 2021, assets held for sale included the property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon.

NOTE 8. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE. The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. Condensed financial statement data for WAVE is summarized below.

	Three Months Ended
	March 31,
	2022	2021
Net sales	$110.4	$98.6
Gross profit	54.8	58.9
Net earnings	38.2	44.6

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2022 and December 31, 2021.

		March 31, 2022		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$189.4	$141.2	$196.7	$144.8
Developed technology	13-19 years	93.0	82.8	92.9	82.6
Software	7 years	9.1	1.6	9.1	1.3
Trademarks and brand names	5-10 years	4.0	2.2	4.0	2.0
Non-compete agreements	3-5 years	5.6	1.7	5.6	1.4
Other	Various	0.4	0.1	0.4	0.1
Total		$301.5	$229.6	$308.7	$232.2
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.0		344.9
Total intangible assets		$646.5		$653.6

Goodwill	Indefinite	$167.1		$167.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The increase in goodwill since December 31, 2021 resulted from foreign exchange movements.

	Three Months Ended
	March 31,
	2022	2021
Amortization expense	$4.8	$10.2

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2022	December 31, 2021
Payables, trade and other	$96.1	$105.8
Employment costs	14.4	30.3
Current portion of pension and postretirement liabilities	9.9	9.9
Acquisition-related contingent consideration	4.3	8.6
Other	20.7	20.3
Total accounts payable and accrued expenses	$145.4	$174.9

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2022	2021
Earnings from continuing operations before income taxes	$59.4	$49.7
Income tax expense	15.0	12.2
Effective tax rate	25.3%	24.6%

The effective tax rate for the first quarter of 2022 was higher compared to the same period in 2021 due primarily to a reduced benefit from share-based compensation.

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

NOTE 12. DEBT

Our long-term debt is comprised of borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of March 31, 2022 and December 31, 2021, the principal balance of our Term Loan A was $462.5 million and $468.7 million, respectively. As of March 31, 2022 and December 31, 2021, borrowings outstanding under our revolving credit facility were $180.0 million and $165.0 million, respectively. Additionally, we have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	March 31, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2022	2021
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.9	$1.2
Interest cost on projected benefit obligation	2.7	2.2
Expected return on plan assets	(4.6)	(4.1)
Amortization of net actuarial loss	1.0	0.9
Net periodic pension cost	$-	$0.2
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.4	$0.3
Amortization of prior service credit	(0.1)	(0.1)
Amortization of net actuarial gain	(0.7)	(0.5)
Net periodic postretirement (credit)	$(0.4)	$(0.3)

We also have an unfunded defined benefit pension plan in Germany, which was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2022 and 2021.

The service cost component of net benefit cost has been presented in the Condensed Consolidated Statements of Earnings and Comprehensive Income within cost of goods sold and selling, general and administrative ("SG&A") expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in the Condensed Consolidated Statements of Earnings and Comprehensive Income separately from the service cost component within other non-operating income (expense), net.

NOTE 14. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	March 31, 2022		December 31, 2021
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
(Liabilities), net:
Total long-term debt, including current portion	$(640.3)	$(633.4)	$(631.4)	$(626.0)
Interest rate swap contracts	(0.7)	(0.7)	(14.2)	(14.2)
Acquisition-related contingent consideration	(4.3)	(4.3)	(12.8)	(12.8)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. We engage independent, third-party valuation specialists to determine the fair value estimate for acquisition-related contingent consideration payable based on future performance, which is measured using a Monte Carlo simulation. As of December 31, 2021, $8.6 million of the carrying amount of contingent consideration liabilities payable, related to final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz and Turf, was equal to fair value as milestone achievements were known.

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

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	March 31, 2022		December 31, 2021
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
(Liabilities), net:
Interest rate swap contracts	$(0.7)	$-	$(14.2)	$-
Acquisition-related contingent consideration	-	(4.3)	-	(4.2)

As of March 31, 2022 and December 31, 2021, the acquisition-related contingent consideration liability represents the estimated fair value of additional cash consideration payable related to our acquisition of Turf upon the achievement of certain financial and performance milestones through December 31, 2022. The liability was measured based on a Monte Carlo simulation and was classified as a current liability as of March 31, 2022.

Acquisition-related contingent consideration of $4.3 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates. All changes in the contingent consideration liability subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the weighted-average of the significant unobservable inputs used to measure Turf's acquisition-related contingent consideration as of March 31, 2022:

Unobservable input
Volatility	22.5%
Discount rates	2.7%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration.

The changes in fair value of the acquisition-related contingent consideration liability for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Fair value of contingent consideration as of beginning of period	$12.8	$16.9
Cash consideration paid	(8.6)	-
Loss related to change in fair value of contingent consideration	0.1	0.2
Fair value of contingent consideration as of end of period	$4.3	$17.1

During the three months ended March 31, 2022, we paid $8.6 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz and Turf. The

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition-date fair value. The portion of additional cash consideration paid in excess of the acquisition-date fair value was classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in the London Interbank Offered Rate (“LIBOR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of March 31, 2022:

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2022 and December 31, 2021. We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2022 or December 31, 2021. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$-	$0.1
Interest rate swap contracts	Other non-current assets	3.2	0.4	Other long-term liabilities	3.9	14.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amount of Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2022	2021		2022	2021
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$16.3	$7.0	Interest expense	$2.1	$1.9

As of March 31, 2022, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months was $1.6 million.

NOTE 16. OTHER LONG-TERM LIABILITIES

	March 31, 2022	December 31, 2021
Long-term deferred compensation arrangements	$17.6	$17.6
Fair value of derivative liabilities	3.9	14.5
Environmental insurance recoveries received in excess of cumulative expenses incurred	4.0	4.8
Acquisition-related contingent consideration	-	4.2
Other	6.5	5.6
Total other long-term liabilities	$32.0	$46.7

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

Since July 29, 2016, our Board of Directors has approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We had $483.8 million remaining under the Board’s repurchase authorization as of March 31, 2022.

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

During the three months ended March 31, 2022, we repurchased 0.3 million shares under the Program for a total cost of $30.0 million, excluding commissions, or an average price of $99.67 per share. Since inception, we have repurchased 10.8 million shares under the Program for a total cost of $716.2 million, excluding commissions, or an average price of $66.27 per share.

Dividends

In February 2022, our Board of Directors declared a $0.231 per share quarterly dividend, which was paid to shareholders in March 2022. On April 20, 2022, our Board of Directors declared a $0.231 per share quarterly dividend to be paid in May 2022.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2021	$2.3	$(9.1)	$(102.8)	$(109.6)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($4.0), ($0.1) and ($4.1)	0.7	12.3	0.5	13.5
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	0.1	(1.6)
Net current period other comprehensive income	0.7	10.6	0.6	11.9
Balance, March 31, 2022	$3.0	$1.5	$(102.2)	$(97.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($1.7), $- and ($1.7)	0.6	5.3	-	5.9
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.5)	0.2	(1.3)
Net current period other comprehensive income	0.6	3.8	0.2	4.6
Balance, March 31, 2021	$2.9	$(15.2)	$(92.4)	$(104.7)

(1)
Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2022	2021
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.1)	$(1.9)	Interest expense
Tax impact	0.4	0.4	Income tax expense
Total (income), net of tax	(1.7)	(1.5)

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.1)	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	0.3	0.4	Other non-operating (income), net
Total loss, before tax	0.2	0.3
Tax impact	(0.1)	(0.1)	Income tax expense
Total loss, net of tax	0.1	0.2
Total reclassifications for the period	$(1.6)	$(1.3)

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

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were initially recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, insurance recoveries in excess of cumulative expenses were $4.0 million and $4.8 million, respectively. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. We anticipate that we may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Summary of Financial Position

Total liabilities of $0.5 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of March 31, 2022 and December 31, 2021, $0.1 million and $0.2 million, respectively, were reflected within accounts payable and accrued expenses. During the three months ended March 31, 2022, we recorded $0.6 million of additional reserves for potential environmental liabilities. As noted above, the expense associated with the additional reserves was offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. During the three months ended March 31, 2021, we did not record any additional reserves for potential environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

The estimated environmental liabilities above do not take into account any claims for additional recoveries from insurance or third parties. It is our policy to record insurance recoveries as assets in the Condensed Consolidated Balance Sheets when realizable. We incur costs to pursue environmental insurance recoveries, which are expensed as incurred.

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

NOTE 19. EARNINGS PER SHARE

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted Earnings Per Share (“EPS”) calculations for the three months ended March 31, 2022 and 2021. EPS components may not add due to rounding.

	Three Months Ended
	March 31,
	2022	2021
Earnings from continuing operations	$44.4	$37.5
(Earnings) allocated to participating vested share awards	(0.1)	(0.1)
Earnings from continuing operations attributable to common shares	$44.3	$37.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2022 and 2021 (shares in millions):

	Three Months Ended
	March 31,
	2022	2021
Basic shares outstanding	47.1	47.8
Dilutive effect of common stock equivalents	0.1	0.2
Diluted shares outstanding	47.2	48.0

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended March 31, 2022 and 2021 were 7,676 and 33,643, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2021.

OVERVIEW

AWI is a leader in the design, innovation and manufacture of ceiling and wall solutions in the Americas. Our products primarily include mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Industries, Inc. ("Worthington") called Worthington Armstrong Venture ("WAVE").

COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. During 2020, we noted delays in construction driven by temporary closures of non-essential businesses, with the most significant impacts in certain major metropolitan areas impacted by COVID-19. Beginning in 2021, market conditions began to improve and continued to do so in the first quarter of 2022, although the improvement was tempered by an uneven market recovery. We continue to monitor and manage the impact of COVID-19 and its potential impacts to our business.

As of March 31, 2022, all of our manufacturing facilities were operational, excluding our St. Helens, Oregon facility which was idled in the second quarter of 2018. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental health authorities across all our facilities.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first quarter of 2022 or 2021, although future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

Manufacturing Plants

As of March 31, 2022, we operated 16 manufacturing plants in two countries, with 14 plants located within the U.S. and two plants in Canada. We closed our St. Helens, Oregon mineral fiber manufacturing plant in the second quarter of 2018, and the facility was classified as an asset held for sale as of March 31, 2022.

WAVE operates six additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems. Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, aesthetic appeal, and health and sustainability features. Ceiling products are sold to resale distributors, ceiling systems contractors and wholesalers and retailers (including large home centers). The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture. Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems. For some customers, WAVE sells its suspension systems products to AWI for resale to customers. Mineral Fiber segment results reflect those sales transactions. The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters. Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unallocated Corporate – includes assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facility and income tax balances. Our Unallocated Corporate segment also includes all income and expenses formerly reported in our Europe, the Middle East and Africa (including Russia) ("EMEA") and Pacific Rim segments that were not included in the sale of certain subsidiaries comprising our businesses and operations in EMEA and the Pacific Rim to Knauf International GmbH ("Knauf"), including the corresponding businesses and operations conducted by WAVE, our joint venture with Worthington in which AWI holds a 50% interest (collectively, the “Sale”).

Factors Affecting Revenues

For information on our segments' 2022 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements.

Markets. We compete in the building product construction markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into construction market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The company continues to monitor the impacts of global events, including the conflict in Ukraine, which due to our Americas-only geography, did not impact our results of operations during the first quarter of 2022.

We noted several factors and trends within our markets that directly affected our business performance during the first quarter of 2022 compared to the first quarter of 2021, most importantly the continuing recovery from the COVID-19 pandemic in terms of business and commercial construction activity, partially offset by continued challenges to global supply chains and labor availability, and improved performance within our Architectural Specialties segment, partially driven by our recent acquisitions. Demand continues to be tempered by delays in construction starts and extended project timelines, which, in addition to the inflationary environment, has impacted inventory levels within our distributor customer channel. In addition, the uneven market recovery has resulted in variability in demand increases across different geographies. For the three months ended March 31, 2022, increased sales volumes contributed $8 million to revenue compared to the same period in 2021.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. Typically, realized price increases are less than the announced price increases because of project pricing, competitive adjustments and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and like-for-like pricing impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three months ended March 31, 2022 by approximately $23 million compared to the same period in 2021. Our Architectural Specialties segment generates revenues that are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, that vary by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During the first quarter of 2022, we implemented price increases on Mineral Fiber ceiling, grid products and certain Architectural Specialties products. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper and starch. Other raw materials include aluminum, clays, felt, pigment, steel, wood and wood fiber. We manufacture most of our mineral wool needs at one of our

Management’s Discussion and Analysis of Financial Condition and Results of Operations

manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. Global supply chain and labor disruptions have contributed to raw material and transportation cost inflation. In the first quarter of 2022, higher costs for raw materials and energy negatively impacted operating income by $7 million compared to the same period in 2021.

2020 Acquisition-Related Expenses and Losses

In connection with our acquisitions of TURF Design, Inc. ("Turf") in July 2020, Moz Designs, Inc. ("Moz") in August 2020, and Arktura LLC ("Arktura") in December 2020, we recorded certain acquisition-related expenses and losses to operating income in the three months ended March 31, 2022 and 2021, summarized as follows (dollar amounts in millions):

	Three Months Ended
	March 31,
	2022	2021	Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
Deferred revenue	$-	$0.7	Net sales
Loss related to change in fair value of contingent consideration	0.1	0.2	Loss related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	2.0	2.8	SG&A expenses
Inventory	-	0.3	Cost of goods sold
Net negative impact to operating income	$2.1	$4.0

The deferred revenue and inventory amounts above reflect the post-acquisition expenses associated with recording these liabilities and assets at fair value as part of purchase accounting. The change in fair value of contingent consideration is related to our Moz and Turf acquisitions and is remeasured quarterly during each acquisition's respective earn-out period. See Note 14 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the awardees’ continued employment with AWI. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of March 31, 2022 and December 31, 2021, we had approximately 2,900 and 2,800 full-time and part-time employees, respectively.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 4 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2022	2021	Change is Favorable
Total consolidated net sales	$282.6	$251.9	12.2%
Operating income	$63.2	$54.1	16.8%

Consolidated net sales for the first quarter of 2022 increased 12.2% over the prior-year period as favorable AUV contributed $23 million and higher volumes contributed $8 million. Mineral Fiber net sales increased $15 million and Architectural Specialties net sales increased $16 million over the prior-year period. The increase in Mineral Fiber segment net sales was driven by improved AUV, partially offset by lower volumes resulting primarily from a reduction of inventory levels at certain distributor customers. Architectural Specialties segment net sales improved due to an increase in custom project sales, improved performance from our recent acquisitions compared to the same period in 2021 and positive impacts from price increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of goods sold in the first quarter of 2022 was 63.8% of net sales, compared to 65.3% for the same period in 2021. The decrease in cost of goods sold as a percent of net sales for the first quarter of 2022 was driven by favorable AUV performance and improved manufacturing productivity, partially offset by higher inflation.

SG&A expenses in the first quarter of 2022 were $57.1 million, or 20.2% of net sales, compared to $54.2 million, or 21.5% of net sales, for the same period in 2021. The increase in SG&A expenses for the first quarter of 2022 compared to the same period in 2021 was driven primarily by a $7 million increase in selling expenses which was partially offset by a $4 million decrease in intangible asset amortization related to the Architectural Specialties segment.

Equity earnings from our WAVE joint venture were $18.2 million in the first quarter of 2022, compared to $21.0 million in the first quarter of 2021. The decrease in WAVE earnings was primarily related to lower volumes, also resulting primarily from a reduction of inventory levels at certain distributor customers, and increased SG&A expenses. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $5.1 million in the first quarter of 2022 compared to $5.7 million in the first quarter of 2021. The decrease was primarily due to lower average borrowings and lower effective interest rates.

Other non-operating income, net, was $1.3 million in the first quarter of 2022 and 2021.

Income tax expense was $15.0 million in the first quarter of 2022 compared to $12.2 million in the first quarter of 2021. The effective tax rate for the first quarter of 2022 was 25.3% compared to 24.6% for the same period of 2021. The effective tax rate for the first quarter of 2022 was higher compared to the same period in 2021 due primarily to a reduced benefit from share-based compensation.

Total Other Comprehensive Income (“OCI”) was $11.9 million in the first quarter of 2022 compared to $4.6 million in the first quarter of 2021. The change in OCI in the first quarter of 2022 compared to the same period in 2021 was primarily driven by derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Also impacting the change in OCI were pension and postretirement adjustments and foreign currency translation adjustments. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2022 and 2021 were driven primarily by changes in the Canadian dollar.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2022	2021	Change is Favorable/(Unfavorable)
Total segment net sales	$203.2	$188.7	7.7%
Operating income	$57.6	$60.6	(5.0)%

Net sales increased in the first quarter of 2022 due to $23 million of favorable AUV, partially offset by lower sales volumes of $8 million. The improvement in AUV was driven primarily by favorable price. The decrease in volumes was primarily driven by a reduction of inventory levels at certain distributor customers.

Operating income decreased in the first quarter of 2022 primarily due to a $7 million increase in manufacturing costs, primarily increased raw material and energy costs, a $6 million decrease resulting from lower sales volumes, a $5 million increase in selling expenses, primarily related to investments in growth initiatives and incentive compensation, and a $3 million decrease in equity earnings driven by lower volumes. These costs were partially offset by $18 million of favorable AUV.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Architectural Specialties

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2022	2021	Change is Favorable/(Unfavorable)
Total segment net sales	$79.4	$63.2	25.6%
Operating income (loss)	$6.5	$(4.9)	(232.7)%

Net sales increased $16 million in the first quarter of 2022 primarily due to an increase in custom project sales, improved performance from our recent acquisitions compared to the same period in 2021 and positive impacts from price increases.

Operating income increased in the first quarter of 2022 primarily due to a $9 million benefit from net sales growth and a $4 million reduction in intangible asset amortization. These benefits were partially offset by a $2 million increase in selling expenses, primarily related to additional investments in selling capabilities and incentive compensation.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the first quarter of 2022, compared to $2 million in the first quarter of 2021.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first three months of 2022 provided $16.7 million of cash, compared to $19.6 million in the first three months of 2021. The decrease was primarily due to negative working capital changes in inventory and accounts payable and accrued expenses, partially offset by higher cash earnings and a decrease in income tax payments.

Net cash provided by investing activities was $0.2 million in the first three months of 2022, compared to $8.8 million of cash used in the first three months of 2021. The favorable change in cash in the first quarter of 2022 compared to the same period in 2021 was primarily due to the absence of the purchase price adjustments paid to Knauf, partially offset by a decrease in dividends from WAVE.

Net cash used for financing activities was $39.2 million in the first three months of 2022, compared to $26.2 million in the first three months of 2021. The unfavorable change in cash was primarily due to a decrease in proceeds from borrowings, higher repurchases of outstanding common stock, and payments of acquisition-related contingent consideration in 2022, partially offset by decreased payments on borrowings.

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

As of March 31, 2022, total borrowings outstanding under our senior credit facility were $462.5 million under Term Loan A and $180.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0. As of March 31, 2022, we were in compliance with all covenants of the senior credit facility.

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

	March 31, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

As of March 31, 2022, we had $76.1 million of cash and cash equivalents, $63.8 million in the U.S. and $12.3 million in various foreign jurisdictions, primarily Canada. As of March 31, 2022, we also had $320.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates disclosed in our 2021 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2022, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2022	117,353	$106.62	116,149	$501,406,732
February 1 – 28, 2022	190,084	$95.18	184,856	$483,779,495
March 1 – 31, 2022	23	$87.04	-	$483,779,495
Total	307,460		301,005

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

During the three months ended March 31, 2022, we repurchased 0.3 million shares under the Program for a total cost of $30.0 million, excluding commissions, or an average price of $99.67 per share. Since inception, through March 31, 2022, we have repurchased 10.8 million shares under the Program for a total cost of $716.2 million, excluding commissions, or an average price of $66.27 per share.

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

3.2	Amended and Restated Bylaws of Armstrong World Industries, Inc., are incorporated by reference from the Current Report on Form 8-K filed on April 17, 2020, wherein it appeared as Exhibit 3.1.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

† Filed herewith.

†† Furnished herewith.

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

Date: April 26, 2022