Form 10-Q
period 2022-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2022-07-26
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 21, 2022 – 46,390,741.

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
•
Worthington Armstrong Venture, our joint venture with Worthington Industries, Inc;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$321.0	$280.0	$603.6	$531.9
Cost of goods sold	203.1	175.1	383.5	339.5
Gross profit	117.9	104.9	220.1	192.4
Selling, general and administrative expenses	61.5	60.0	118.6	114.2
Loss (gain) related to change in fair value of contingent consideration	6.1	(9.7)	6.2	(9.5)
Equity (earnings) from joint venture	(21.3)	(23.7)	(39.5)	(44.7)
Operating income	71.6	78.3	134.8	132.4
Interest expense	5.8	5.6	10.9	11.3
Other non-operating (income), net	(1.4)	(1.6)	(2.7)	(2.9)
Earnings from continuing operations before income taxes	67.2	74.3	126.6	124.0
Income tax expense	15.0	19.2	30.0	31.4
Earnings from continuing operations	52.2	55.1	96.6	92.6
Loss from disposal of discontinued businesses, net of tax expense of $-, $-, $- and $1.7	-	-	-	(2.1)
Net loss from discontinued operations	-	-	-	(2.1)
Net earnings	$52.2	$55.1	$96.6	$90.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.9)	0.5	(0.2)	1.1
Derivative gain, net	3.0	1.1	13.6	4.9
Pension and postretirement adjustments	0.1	0.2	0.7	0.4
Total other comprehensive income	2.2	1.8	14.1	6.4
Total comprehensive income	$54.4	$56.9	$110.7	$96.9
Earnings per share of common stock, continuing operations:
Basic	$1.12	$1.15	$2.06	$1.93
Diluted	$1.11	$1.14	$2.05	$1.92
Loss per share of common stock, discontinued operations:
Basic	$-	$-	$-	$(0.04)
Diluted	$-	$-	$-	$(0.04)
Net earnings per share of common stock:
Basic	$1.12	$1.15	$2.06	$1.89
Diluted	$1.11	$1.14	$2.05	$1.88
Average number of common shares outstanding:
Basic	46.6	47.7	46.9	47.8
Diluted	46.7	48.1	47.0	48.1

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79.3	$98.1
Accounts and notes receivable, net	130.0	109.1
Inventories, net	108.8	90.2
Income taxes receivable	3.8	1.4
Other current assets	22.5	23.1
Total current assets	344.4	321.9
Property, plant, and equipment, less accumulated depreciation and amortization of $519.7 and $494.0, respectively	539.5	542.8
Operating lease assets	20.4	21.0
Finance lease assets	17.2	18.4
Prepaid pension costs	111.5	109.0
Investment in joint venture	63.7	50.0
Goodwill	166.9	167.0
Intangible assets, net	412.7	421.4
Income taxes receivable	-	0.6
Other non-current assets	57.7	57.9
Total assets	$1,734.0	$1,710.0
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	25.0
Accounts payable and accrued expenses	172.7	174.9
Operating lease liabilities	6.2	5.6
Finance lease liabilities	2.3	2.2
Income taxes payable	1.0	1.9
Total current liabilities	207.2	209.6
Long-term debt, less current installments	644.3	606.4
Operating lease liabilities	14.5	15.6
Finance lease liabilities	15.7	16.8
Postretirement benefit liabilities	69.6	71.1
Pension benefit liabilities	35.9	36.9
Other long-term liabilities	27.9	46.7
Income taxes payable	19.6	20.3
Deferred income taxes	171.5	166.9
Total non-current liabilities	999.0	980.7
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,875,832 shares issued and 46,462,821 shares outstanding as of June 30, 2022 and 62,775,155 shares issued and 47,302,299 shares outstanding as of December 31, 2021	0.6	0.6
Capital in excess of par value	565.7	561.3
Retained earnings	1,086.0	1,011.4
Treasury stock, at cost, 16,413,011 shares as of June 30, 2022 and 15,472,856 shares as of December 31, 2021	(1,029.0)	(944.0)
Accumulated other comprehensive loss	(95.5)	(109.6)
Total shareholders' equity	527.8	519.7
Total liabilities and shareholders' equity	$1,734.0	$1,710.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended June 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2022	47,018,645	$0.6	$563.9	$1,044.8	15,773,861	$(974.0)	$(97.7)	$537.6
Stock issuance, net	83,326	-	-	-	-	-	-	-
Cash dividends - $0.231 per common share	-	-	-	(11.0)	-	-	-	(11.0)
Share-based employee compensation	-	-	1.8	-	-	-	-	1.8
Net earnings	-	-	-	52.2	-	-	-	52.2
Other comprehensive income	-	-	-	-	-	-	2.2	2.2
Acquisition of treasury stock	(639,150)	-	-	-	639,150	(55.0)	-	(55.0)
June 30, 2022	46,462,821	$0.6	$565.7	$1,086.0	16,413,011	$(1,029.0)	$(95.5)	$527.8

	Six Months Ended June 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2021	47,302,299	$0.6	$561.3	$1,011.4	15,472,856	$(944.0)	$(109.6)	$519.7
Stock issuance, net	100,677	-	-	-	-	-	-	-
Cash dividends - $0.462 per common share	-	-	-	(22.0)	-	-	-	(22.0)
Share-based employee compensation	-	-	4.4	-	-	-	-	4.4
Net earnings	-	-	-	96.6	-	-	-	96.6
Other comprehensive income	-	-	-	-	-	-	14.1	14.1
Acquisition of treasury stock	(940,155)	-	-	-	940,155	(85.0)	-	(85.0)
June 30, 2022	46,462,821	$0.6	$565.7	$1,086.0	16,413,011	$(1,029.0)	$(95.5)	$527.8

	Three Months Ended June 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2021	47,828,464	$0.6	$556.6	$895.0	14,811,145	$(873.9)	$(104.7)	$473.6
Stock issuance, net	98,937	-	-	-	-	-	-	-
Cash dividends - $0.21 per common share	-	-	-	(10.3)	-	-	-	(10.3)
Share-based employee compensation	-	-	(1.9)	-	-	-	-	(1.9)
Net earnings	-	-	-	55.1	-	-	-	55.1
Other comprehensive income	-	-	-	-	-	-	1.8	1.8
Acquisition of treasury stock	(194,458)	-	-	-	194,458	(20.0)	-	(20.0)
June 30, 2021	47,732,943	$0.6	$554.7	$939.8	15,005,603	$(893.9)	$(102.9)	$498.3

	Six Months Ended June 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9
Stock issuance, net	139,215	-	-	-	-	-	-	-
Cash dividends - $0.42 per common share	-	-	-	(20.5)	-	-	-	(20.5)
Share-based employee compensation	-	-	1.0	-	-	-	-	1.0
Net earnings	-	-	-	90.5	-	-	-	90.5
Other comprehensive income	-	-	-	-	-	-	6.4	6.4
Acquisition of treasury stock	(320,093)	-	-	-	320,093	(30.0)	-	(30.0)
June 30, 2021	47,732,943	$0.6	$554.7	$939.8	15,005,603	$(893.9)	$(102.9)	$498.3

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$96.6	$90.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.1	51.3
Deferred income taxes	(0.3)	5.4
Share-based compensation	7.3	5.5
Loss on disposal of discontinued operations	-	0.4
Equity earnings from joint venture	(39.5)	(44.7)
U.S. pension (credit) cost	(0.4)	0.1
Loss (gain) from change in fair value of contingent consideration	6.2	(9.5)
Payments of contingent consideration in excess of acquisition date fair value	(1.9)	-
Other non-cash adjustments, net	0.4	0.5
Changes in operating assets and liabilities:
Receivables	(27.2)	(14.3)
Inventories	(18.6)	(3.3)
Accounts payable and accrued expenses	4.4	8.2
Income taxes receivable and payable, net	(3.4)	2.6
Other assets and liabilities	(2.6)	(10.8)
Net cash provided by operating activities	63.1	81.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(27.9)	(30.7)
Return of investment from joint venture	26.3	36.4
Payments to Knauf upon disposal of discontinued operations	-	(11.8)
Other investing activities	-	(0.7)
Net cash (used for) investing activities	(1.6)	(6.8)
Cash flows from financing activities:
Proceeds from revolving credit facility	75.0	75.0
Payments of revolving credit facility	(25.0)	(100.0)
Payments of long-term debt	(12.5)	(12.5)
Dividends paid	(22.0)	(20.4)
Payments from share-based compensation plans, net of tax	(2.9)	(4.5)
Payments for finance leases	(1.1)	(1.0)
Payments of acquisition related contingent consideration	(6.7)	-
Payments for treasury stock acquired	(85.0)	(30.0)
Net cash (used for) financing activities	(80.2)	(93.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net (decrease) in cash and cash equivalents	(18.8)	(17.9)
Cash and cash equivalents at beginning of year	98.1	136.9
Cash and cash equivalents at end of period	$79.3	$119.0
Supplemental Cash Flow Disclosures:
Interest paid	$10.3	$11.1
Income tax payments, net	33.7	25.1
Amounts in accounts payable for capital expenditures	0.3	1.9

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2021. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the second quarter and first six months of 2022 and 2021 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

COVID-19 Considerations

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns or vaccine or testing mandates; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity, including the effect on our customers' demand for our ceiling and wall systems; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we and certain of our customers or suppliers may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including; temporary closures of non-life-sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the second quarter and first six months of 2022 and 2021, but future events may require such charges which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales
Mineral Fiber	$234.5	$208.1	$437.7	$396.8
Architectural Specialties	86.5	71.9	165.9	135.1
Total net sales	$321.0	$280.0	$603.6	$531.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Segment operating income (loss)
Mineral Fiber	$71.4	$72.1	$129.1	$132.7
Architectural Specialties	1.1	7.4	7.6	2.5
Unallocated Corporate	(0.9)	(1.2)	(1.9)	(2.8)
Total consolidated operating income	$71.6	$78.3	$134.8	$132.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total consolidated operating income	$71.6	$78.3	$134.8	$132.4
Interest expense	5.8	5.6	10.9	11.3
Other non-operating (income), net	(1.4)	(1.6)	(2.7)	(2.9)
Earnings from continuing operations before income taxes	$67.2	$74.3	$126.6	$124.0

	June 30, 2022	December 31, 2021
Segment assets
Mineral Fiber	$1,153.5	$1,133.9
Architectural Specialties	385.3	366.3
Unallocated Corporate	195.2	209.8
Total consolidated assets	$1,734.0	$1,710.0

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

Distributors – represents net sales to building materials distributors who re-sell our products to contractors, subcontractors’ alliances, large architecture and design firms, and major facility owners. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

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

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2022	2021	2022	2021
Distributors	$177.7	$156.7	$321.2	$292.0
Home centers	23.5	21.4	51.6	48.2
Direct customers	16.3	15.2	30.6	28.0
Retailers and other	17.0	14.8	34.3	28.6
Total	$234.5	$208.1	$437.7	$396.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2022	2021	2022	2021
Distributors	$45.9	$40.3	$84.7	$74.6
Direct customers	40.3	30.8	79.7	58.9
Retailers and other	0.3	0.8	1.5	1.6
Total	$86.5	$71.9	$165.9	$135.1

NOTE 4. DISCONTINUED OPERATIONS

EMEA and Pacific Rim Businesses

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). We did not record a gain or loss during the three months ended June 30, 2021. During the six months ended June 30, 2021, we recorded a pre-tax loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale and paid $11.8 million to Knauf related to this purchase price adjustment. We did not record a gain or loss during the three or six months ended June 30, 2022.

Summarized Financial Information of Discontinued Operations

The following table details the line items that comprise discontinued operations on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

Six Months Ended
June 30,
2021
Loss from disposal of discontinued businesses, before income tax	$(0.4)
Income tax expense	1.7
Loss from disposal of discontinued businesses, net of tax	(2.1)

Net loss from discontinued operations	$(2.1)

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2022	December 31, 2021
Customer receivables	$123.8	$104.7
Miscellaneous receivables	9.7	7.9
Less allowance for warranties, discounts and losses	(3.5)	(3.5)
Accounts and notes receivable, net	$130.0	$109.1

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

As of June 30, 2022 and December 31, 2021, miscellaneous receivables included $5.7 million and $5.9 million of Employee Retention Credit receivables, respectively, representing a refundable payroll tax credit for eligible wages paid to our employees in 2020 and 2021 under the Coronavirus Aid, Relief, and Economic Recovery Act.

NOTE 6. INVENTORIES

	June 30, 2022	December 31, 2021
Finished goods	$62.4	$49.9
Goods in process	7.0	6.4
Raw materials and supplies	58.3	48.4
Less LIFO reserves	(18.9)	(14.5)
Total inventories, net	$108.8	$90.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 7. OTHER CURRENT ASSETS

	June 30, 2022	December 31, 2021
Prepaid expenses	$16.0	$17.2
Assets held for sale	4.6	4.6
Other	1.9	1.3
Total other current assets	$22.5	$23.1

As of June 30, 2022 and December 31, 2021, assets held for sale included the property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon. During the second quarter of 2022, we entered into a sale agreement for our idled Mineral Fiber plant with closing expected in the next twelve months.

NOTE 8. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE. The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. Condensed financial statement data for WAVE is summarized below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$129.0	$108.7	$239.4	$207.3
Gross profit	61.3	64.6	116.1	123.5
Net earnings	45.1	49.5	83.3	94.1

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of June 30, 2022 and December 31, 2021.

		June 30, 2022		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$189.3	$144.6	$196.7	$144.8
Developed technology	13-20 years	93.3	83.0	92.9	82.6
Software	3-7 years	9.1	1.9	9.1	1.3
Trademarks and brand names	5-10 years	4.0	2.4	4.0	2.0
Non-compete agreements	3-5 years	5.6	2.0	5.6	1.4
Other	Various	0.4	0.1	0.4	0.1
Total		$301.7	$234.0	$308.7	$232.2
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.0		344.9
Total intangible assets		$646.7		$653.6

Goodwill	Indefinite	$166.9		$167.0

The decrease in goodwill since December 31, 2021 resulted from foreign exchange movements.

	Six Months Ended
	June 30,
	2022	2021
Amortization expense	$9.1	$20.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2022	December 31, 2021
Payables, trade and other	$107.7	$105.8
Employment costs	20.0	30.3
Current portion of pension and postretirement liabilities	9.9	9.9
Acquisition-related contingent consideration	10.4	8.6
Other	24.7	20.3
Total accounts payable and accrued expenses	$172.7	$174.9

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings from continuing operations before income taxes	$67.2	$74.3	$126.6	$124.0
Income tax expense	15.0	19.2	30.0	31.4
Effective tax rate	22.3%	25.8%	23.7%	25.3%

The effective tax rates for the second quarter and first six months of 2022 were lower compared to the same periods in 2021 primarily due to a reduction in our valuation allowance for capital loss carryforwards recorded in the second quarter of 2022.

It is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be reliably made at this time. Changes to unrecognized tax benefits could result from the expiration of statutes of limitations, the completion of ongoing examinations, or other unforeseen circumstances.

NOTE 12. DEBT

Our long-term debt is comprised of borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of June 30, 2022 and December 31, 2021, the principal balance of our Term Loan A was $456.2 million and $468.7 million, respectively. As of June 30, 2022 and December 31, 2021, borrowings outstanding under our revolving credit facility were $215.0 million and $165.0 million, respectively. Additionally, we have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	June 30, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.9	$1.2	$1.8	$2.4
Interest cost on projected benefit obligation	2.6	2.3	5.3	4.5
Expected return on plan assets	(4.6)	(4.2)	(9.2)	(8.3)
Amortization of net actuarial loss	1.1	0.9	2.1	1.8
Net periodic pension cost	$-	$0.2	$-	$0.4
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.3	$0.3	$0.7	$0.6
Amortization of prior service credit	-	-	(0.1)	(0.1)
Amortization of net actuarial gain	(0.7)	(0.6)	(1.4)	(1.1)
Net periodic postretirement (credit)	$(0.4)	$(0.3)	$(0.8)	$(0.6)

We also have an unfunded defined benefit pension plan in Germany, which was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2022 and 2021.

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

NOTE 14. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	June 30, 2022		December 31, 2021
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(669.3)	$(658.8)	$(631.4)	$(626.0)
Interest rate swap contracts	4.4	4.4	(14.2)	(14.2)
Acquisition-related contingent consideration	(10.4)	(10.4)	(12.8)	(12.8)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. We engage independent, third-party valuation specialists to determine the fair value estimate for acquisition-related contingent consideration payable based on future performance, which is measured using a Monte Carlo simulation. As of December 31, 2021, $8.6 million of the carrying amount of contingent consideration liabilities payable, related to final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz Designs, Inc. (“Moz”) in August 2020 and TURF Design, Inc. (“Turf”) in July 2020, was equal to fair value as milestone achievements were known.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	June 30, 2022		December 31, 2021
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Assets (liabilities), net:
Interest rate swap contracts	$4.4	$-	$(14.2)	$-
Acquisition-related contingent consideration	-	(10.4)	-	(4.2)

As of June 30, 2022 and December 31, 2021, the acquisition-related contingent consideration liability represents the estimated fair value of additional cash consideration payable related to our acquisition of Turf upon the achievement of certain financial and performance milestones through December 31, 2022. The liability was measured based on a Monte Carlo simulation and was classified as a current liability as of June 30, 2022.

Acquisition-related contingent consideration of $10.4 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates. All changes in the contingent consideration liability subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the weighted-average of the significant unobservable inputs used to measure Turf's acquisition-related contingent consideration as of June 30, 2022:

Unobservable input
Volatility	24.1%
Discount rate	2.8%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration.

The changes in fair value of the acquisition-related contingent consideration liability for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fair value of contingent consideration as of beginning of period	$4.3	$17.1	$12.8	$16.9
Cash consideration paid	-	-	(8.6)	-
Loss (gain) related to change in fair value of contingent consideration	6.1	(9.7)	6.2	(9.5)
Fair value of contingent consideration as of end of period	$10.4	$7.4	$10.4	$7.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

During the six months ended June 30, 2022, we paid $8.6 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz and Turf. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in the London Interbank Offered Rate (“LIBOR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of June 30, 2022:

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2022 and December 31, 2021. We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2022 or December 31, 2021. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$-	$0.1
Interest rate swap contracts	Other non-current assets	4.7	0.4	Other long-term liabilities	0.3	14.5

	Amount of Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$21.7	$10.7	Interest expense	$1.4	$2.2	$3.5	$4.1

As of June 30, 2022, the amount of existing losses in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in earnings over the next twelve months was $3.7 million.

NOTE 16. OTHER LONG-TERM LIABILITIES

	June 30, 2022	December 31, 2021
Long-term deferred compensation arrangements	$17.0	$17.6
Fair value of derivative liabilities	0.3	14.5
Environmental insurance recoveries received in excess of cumulative expenses incurred	3.8	4.8
Acquisition-related contingent consideration	-	4.2
Other	6.8	5.6
Total other long-term liabilities	$27.9	$46.7

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We had $428.8 million remaining under the Board’s repurchase authorization as of June 30, 2022.

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

During the three months ended June 30, 2022, we repurchased 0.6 million shares under the Program for a total cost of $55.0 million, excluding commissions, or an average price of $86.06 per share. During the six months ended June 30, 2022, we repurchased 0.9 million shares under the Program for a total cost of $85.0 million, excluding commissions, or an average price of $90.42 per share. Since inception, we have repurchased 11.4 million shares under the Program for a total cost of $771.2 million, excluding commissions, or an average price of $67.37 per share.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Dividends

In February and April 2022, our Board of Directors declared $0.231 per share quarterly dividends, which were paid to shareholders in March and May 2022. On July 20, 2022, our Board of Directors declared a $0.231 per share quarterly dividend to be paid in August 2022.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2022	$3.0	$1.5	$(102.2)	$(97.7)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $-, ($1.3), $- and ($1.3)	(0.9)	4.1	(0.2)	3.0
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.1)	0.3	(0.8)
Net current period other comprehensive (loss) income	(0.9)	3.0	0.1	2.2
Balance, June 30, 2022	$2.1	$4.5	$(102.1)	$(95.5)

	Foreign Currency Translation Adjustments	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2021	$2.3	$(9.1)	$(102.8)	$(109.6)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $-, ($5.3), ($0.1) and ($5.4)	(0.2)	16.4	0.3	16.5
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.8)	0.4	(2.4)
Net current period other comprehensive (loss) income	(0.2)	13.6	0.7	14.1
Balance, June 30, 2022	$2.1	$4.5	$(102.1)	$(95.5)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2021	$2.9	$(15.2)	$(92.4)	$(104.7)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($0.9), $- and ($0.9)	0.5	2.8	-	3.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	0.2	(1.5)
Net current period other comprehensive income	0.5	1.1	0.2	1.8
Balance, June 30, 2021	$3.4	$(14.1)	$(92.2)	$(102.9)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($2.6), $- and ($2.6)	1.1	8.1	-	9.2
Amounts reclassified from accumulated other comprehensive (loss)	-	(3.2)	0.4	(2.8)
Net current period other comprehensive income	1.1	4.9	0.4	6.4
Balance, June 30, 2021	$3.4	$(14.1)	$(92.2)	$(102.9)

(1)
Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative Adjustments:
Interest rate swap contracts, before tax	$(1.4)	$(2.2)	$(3.5)	$(4.1)	Interest expense
Tax impact	0.3	0.5	0.7	0.9	Income tax expense
Total (income), net of tax	(1.1)	(1.7)	(2.8)	(3.2)

Pension and Postretirement Adjustments:
Prior service credit amortization	-	-	(0.1)	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	0.4	0.3	0.7	0.7	Other non-operating (income), net
Total loss, before tax	0.4	0.3	0.6	0.6
Tax impact	(0.1)	(0.1)	(0.2)	(0.2)	Income tax expense
Total loss, net of tax	0.3	0.2	0.4	0.4
Total reclassifications for the period	$(0.8)	$(1.5)	$(2.4)	$(2.8)

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

In each location, we are one of multiple potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. We have pursued coverage and recoveries under those applicable insurance policies with respect to certain of the sites, including the Macon, GA site and the Elizabeth City, NC site, each of which is summarized below. Other than disclosed below, we are unable to predict the outcome of these matters or the timing of any future recoveries, whether through settlement or otherwise. We are also unable to predict the extent to which any recoveries might cover our final share of investigation and remediation costs for these sites. Our final share of investigation and remediation costs may exceed any such recoveries, and such amounts net of insurance recoveries may be material.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were initially recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, insurance recoveries in excess of cumulative expenses were $3.8 million and $4.8 million, respectively. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (the “WWTP Landfill,” also known as “Operable Unit 1”). After completing an investigation of the WWTP Landfill and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. The Operable Unit 1 response action for the WWTP Landfill is complete and the final report was submitted to the EPA in October 2016. The EPA approved the final report in November 2016, and a Post-Removal Control Plan was submitted to the EPA in March 2017.

It is probable that we will incur field investigation, engineering and oversight costs associated with a Remedial Investigation and Feasibility Study (“RI/FS”) with respect to the remainder of the Superfund site, which includes the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (“Operable Unit 2”). In September 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of an agreement to conduct an RI/FS of Operable Unit 2. We and the other PRPs entered into a settlement agreement with the EPA effective September 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted a complete RI/FS work plan, which was approved by the EPA in September 2019. Investigative work on this portion of the site commenced in December 2019. In June 2021, the PRPs submitted the Site Characterization Summary Report (SCSR) for Operable Unit 2 to the EPA. The purpose of the SCSR is to demonstrate that the available data for Operable Unit 2 is adequate for the risk assessment and for the development of remedial action objectives. In May 2022, the PRPs submitted a Baseline Ecological Risk Assessment for Operable Unit 2 to the EPA. Additional investigative work for Operable Unit 2 continues in preparation of a Human Health Baseline Risk Assessment to be submitted to the EPA. We may ultimately incur costs in remediating any contamination discovered during the RI/FS. The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that the EPA is requiring the PRPs to perform at this time. We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“AWP”), from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved the RI/FS work plan in August 2011. In January 2014, we submitted draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA and the PRPs for the remedial design and remedial action to be completed by the parties at the site. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan for the site was submitted to the EPA in June 2022. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform. We are unable to reasonably estimate our final share of the total costs associated with the final remediation or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $0.4 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of June 30, 2022 and December 31, 2021, $0.1 million and $0.2 million, respectively, were reflected within accounts payable and accrued expenses. During the three and six months ended June 30, 2022, we recorded $0.6 million of additional reserves for potential environmental liabilities. During the three and six months ended June 30, 2021, we recorded $0.2 million of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves recorded in 2022 and 2021 are offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 19. EARNINGS PER SHARE

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted Earnings Per Share (“EPS”) calculations for the three and six months ended June 30, 2022 and 2021. EPS components may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings from continuing operations	$52.2	$55.1	$96.6	$92.6
(Earnings) allocated to participating vested share awards	(0.1)	(0.1)	(0.2)	(0.2)
Earnings from continuing operations attributable to common shares	$52.1	$55.0	$96.4	$92.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2022 and 2021 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic shares outstanding	46.6	47.7	46.9	47.8
Dilutive effect of common stock equivalents	0.1	0.4	0.1	0.3
Diluted shares outstanding	46.7	48.1	47.0	48.1

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and six months ended June 30, 2022 were 7,117 and 7,397, respectively. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and six months ended June 30, 2021 were 548 and 17,096, respectively.

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

COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. During 2020, we noted delays in construction driven by temporary closures of non-essential businesses, with the most significant impacts in certain major metropolitan areas impacted by COVID-19. Beginning in 2021, market conditions began to improve and continued to do so in the first half of 2022, although the improvement has been tempered by delays in construction starts and extended project timelines, in addition to the impact of higher inflation. We continue to monitor and manage the impact of COVID-19 and its potential impacts to our business.

As of June 30, 2022, all of our manufacturing facilities were operational, excluding our St. Helens, Oregon facility which was idled in the second quarter of 2018. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental health authorities across all our facilities.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first six months of 2022 or the full year of 2021, although future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

Manufacturing Plants

As of June 30, 2022, we operated 16 manufacturing plants in two countries, with 14 plants located within the U.S. and two plants in Canada. We closed our St. Helens, Oregon mineral fiber manufacturing plant in the second quarter of 2018, and the facility was classified as an asset held for sale as of June 30, 2022. During the second quarter of 2022, we entered into a sale agreement for our idled Mineral Fiber plant with closing expected in the next twelve months.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior credit facility and income tax balances. Our Unallocated Corporate segment also includes all expenses related to our German defined benefit pension plan that was formerly reported in our Europe, the Middle East and Africa (including Russia) (“EMEA”) and Pacific Rim segments and was not included in the sale of certain subsidiaries comprising our businesses and operations in EMEA and the Pacific Rim to Knauf International GmbH.

Factors Affecting Revenues

For information on our segments' 2022 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements.

Markets. We compete in the building product construction markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into commercial construction market activity, including GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The company continues to monitor the impacts of global events, including the conflict in Ukraine, which due to our Americas-only geography, had minimal direct impact on our results of operations during the first half of 2022.

We noted several factors and trends within our markets that directly affected our business performance during the second quarter of 2022 compared to the second quarter of 2021, most importantly the continuing recovery of commercial construction activity from the COVID-19 pandemic, partially offset by on-going challenges to global supply chains and labor availability. Our results also benefited from improved performance within our Architectural Specialties segment, primarily driven by our recent acquisitions. Demand continues to be tempered by delays in construction starts and extended project timelines, in addition to the impact of higher inflation. For the three months and six months ended June 30, 2022, increased sales volumes contributed $17 million and $24 million, respectively, to revenue compared to the same periods in 2021.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. Typically, realized price increases are less than announced price increases because of project pricing, competitive adjustments and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and like-for-like pricing impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three and six months ended June 30, 2022 by approximately $24 million and $48 million, respectively, compared to the same periods in 2021. Our Architectural Specialties segment revenues are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment, but attribute most changes in sales to volume.

During the first and second quarters of 2022, we implemented or announced future price increases on Mineral Fiber ceiling, grid products and certain Architectural Specialties products. In July 2022, we implemented an additional price increase on Mineral Fiber ceiling tile products and certain Architectural Specialties products. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper and starch. Other raw materials include

Management’s Discussion and Analysis of Financial Condition and Results of Operations

aluminum, clays, felt, pigment, steel, wood and wood fiber. We manufacture most of our mineral wool needs at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. Global supply chain and labor disruptions have contributed to raw material and transportation cost inflation. For the three and six months ended June 30, 2022, higher costs for raw materials and energy negatively impacted operating income by $11 million and $18 million, respectively, compared to the same periods in 2021.

2020 Acquisition-Related Expenses and (Gains) Losses

In connection with our acquisitions of TURF Design, Inc. (“Turf”) in July 2020, Moz Designs, Inc. (“Moz”) in August 2020, and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses and (gains) losses to operating income in the three and six months ended June 30, 2022 and 2021, summarized as follows (dollar amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
Deferred revenue	$-	$-	$-	$0.7	Net sales
Loss (gain) related to change in fair value of contingent consideration	6.1	(9.7)	6.2	(9.5)	Loss (gain) related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	2.0	3.7	4.0	6.5	SG&A expenses
Inventory	-	-	-	0.3	Cost of goods sold
Net negative (positive) impact to operating income	$8.1	$(6.0)	$10.2	$(2.0)

The deferred revenue and inventory amounts above reflect the post-acquisition expenses associated with recording these liabilities and assets at fair value as part of purchase accounting. The change in fair value of contingent consideration is related to our Moz and Turf acquisitions and is remeasured quarterly during each acquisition’s respective earn-out period. See Note 14 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the awardees’ continued employment with AWI. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of June 30, 2022 and December 31, 2021, we had approximately 2,950 and 2,820 full-time and part-time employees, respectively.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 4 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2022	2021	Change is Favorable/(Unfavorable)
Three Months Ended June 30,
Total consolidated net sales	$321.0	$280.0	14.6%
Operating income	$71.6	$78.3	(8.6)%

Six Months Ended June 30,
Total consolidated net sales	$603.6	$531.9	13.5%
Operating income	$134.8	$132.4	1.8%

Consolidated net sales for the second quarter of 2022 increased 14.6% from prior-year results with favorable AUV contributing $24 million and higher volumes contributing $17 million. Mineral Fiber net sales increased $26 million and Architectural Specialties net

Management’s Discussion and Analysis of Financial Condition and Results of Operations

sales increased $15 million from second-quarter 2021 results. The increase in Mineral Fiber net sales was driven by improved AUV due primarily to favorable price, and higher volumes. Architectural Specialties net sales growth resulted from improved performance from our recent acquisitions compared to the same period in 2021 and positive impacts from price increases.

Consolidated net sales for the first six months of 2022 increased 13.5% as favorable AUV contributed $48 million and higher volumes contributed $24 million. Mineral Fiber net sales increased $41 million year-over-year and Architectural Specialties net sales increased $31 million. The increase in Mineral Fiber net sales was driven by improved AUV, due primarily to favorable price, partially offset by lower volumes resulting primarily from a reduction of inventory levels at certain distributor customers in early 2022. Architectural Specialties net sales improved due to an increase in custom project sales, improved performance from our recent acquisitions compared to the same period in 2021 and positive impacts from price increases.

Cost of goods sold in the second quarter of 2022 was 63.3% of net sales, compared to 62.5% for the same period in 2021, driven by higher inflation, partially offset by favorable AUV performance and improved manufacturing productivity. Cost of goods sold in the first six months of 2022 was 63.5% of net sales, compared to 63.8% for the same period in 2021. This decrease was driven by favorable AUV performance and improved manufacturing productivity, partially offset by higher inflation.

SG&A expenses in the second quarter of 2022 were $61.5 million, or 19.2% of net sales, compared to $60.0 million, or 21.4% of net sales, for the same period in 2021. The second-quarter 2022 increase in SG&A expenses was driven primarily by a $5 million increase in selling expenses and a $2 million increase in incentive compensation expense, which was partially offset by a $6 million decrease in intangible asset amortization and acquisition-related expenses related to the Architectural Specialties segment.

SG&A expenses in the first six months of 2022 were $118.6 million, or 19.6% of net sales, compared to $114.2 million, or 21.5% of net sales, for the 2021 period. The increase in SG&A expenses for the first six months of 2022 compared to the same period in 2021 was driven by a $13 million increase in selling expenses in support of increased sales and growth initiatives, and a $2 million increase in incentive compensation expense, which was partially offset by an $11 million decrease in intangible asset amortization and acquisition-related expenses related to the Architectural Specialties segment.

During the second quarter and first six months of 2022, we recorded $6.1 million and $6.2 million, respectively, of remeasurement losses for changes in the fair value of contingent consideration related to the acquisition of Turf. During the same periods in 2021, we recorded $9.7 million and $9.5 million, respectively, of remeasurement gains related to the acquisitions of Turf and Moz. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Equity earnings from our WAVE joint venture were $21.3 million in the second quarter of 2022, compared to $23.7 million in the prior-year period, and were $39.5 million in the first six months of 2022 compared to $44.7 million in the first six months of 2021. The decrease in WAVE earnings during the second quarter of 2022 compared to the same period in 2021 resulted primarily from higher steel cost inflation, partially offset by favorable AUV that was driven by price. The decrease in WAVE earnings during the first six months of 2022 compared to the same period in 2021 resulted primarily from higher steel cost inflation and lower volumes, primarily due to a reduction of inventory levels at certain distributor customers in early 2022, and increased SG&A expenses, partially offset by favorable AUV that was driven by price. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $5.8 million in the second quarter of 2022 compared to $5.6 million in the second quarter of 2021. Interest expense was $10.9 million in the first six months of 2022 compared to $11.3 million in the first six months of 2021. The decrease in interest expense for the first six months of 2022 was primarily due to lower average borrowings outstanding, partially offset by rising interest rates on floating rate debt.

Other non-operating income, net, was $1.4 million in the second quarter of 2022 compared to $1.6 million in the second quarter of 2021. Other non-operating income, net, was $2.7 million in the first six months of 2022, compared to $2.9 million in the first six months of 2021. Other non-operating income, net, is primarily comprised of the non-service cost components of pension and postretirement net period benefit costs.

Income tax expense was $15.0 million in the second quarter of 2022 compared to $19.2 million in the second quarter of 2021. The effective tax rate for the second quarter of 2022 was 22.3% compared to 25.8% for the same period of 2021. Income tax expense was $30.0 million in the first six months of 2022 compared to $31.4 million in the first six months of 2021. The effective tax rate was 23.7% in the first six months of 2022 compared to 25.3% in the same period of 2021. The effective tax rate for the second quarter and first six months of 2022 was lower compared to the same periods in 2021 primarily due to a reduction in our valuation allowance for capital loss carryforwards recorded in the second quarter of 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Other Comprehensive Income (“OCI”) was $2.2 million in the second quarter of 2022 compared to $1.8 million in the second quarter of 2021. OCI was $14.1 million in the first six months of 2022 compared to $6.4 million in the first six months of 2021. The increase in OCI in the second quarter and first six months of 2022 compared to the same periods in 2021 was primarily driven by derivative gains. Derivative gain represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Also impacting the change in OCI were foreign currency translation adjustments and pension and postretirement adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the second quarter and first six months of 2022 and 2021 were driven primarily by changes in the Canadian dollar. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2022	2021	Change is Favorable/(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$234.5	$208.1	12.7%
Operating income	$71.4	$72.1	(1.0)%

Six Months Ended June 30,
Total segment net sales	$437.7	$396.8	10.3%
Operating income	$129.1	$132.7	(2.7)%

Second-quarter 2022 net sales increased $26 million due to favorable AUV of $24 million and higher sales volumes of $2 million. For the first six months of 2022, net sales improved $41 million from the prior-year period due to favorable AUV of $48 million, partially offset by a negative impact of $7 million from lower sales volumes. The improvement in AUV in both the second quarter and first six months of 2022 was driven primarily by favorable price. Volumes for the second quarter and first six months of 2022 were negatively impacted by a reduction of inventory levels at certain distributor customers in early 2022.

Second-quarter 2022 operating income compared to the same period in 2021 benefited from a $21 million favorable AUV margin impact, offset by a $14 million increase in manufacturing costs, driven by elevated raw material and energy costs, a $4 million increase in selling expenses, a $2 million decrease in equity earnings driven by higher steel cost inflation and a $2 million increase in incentive compensation expense.

Operating income for the first six months of 2022 compared to the same period in 2021 benefited from a $40 million favorable AUV margin impact, offset by a $21 million increase in manufacturing costs, driven by increased raw material and energy costs, a $9 million increase in selling expenses in support of increased sales and growth initiatives, a $5 million decrease resulting from lower sales volumes, a $5 million decrease in equity earnings and a $2 million increase in incentive compensation expense.

Architectural Specialties

(dollar amounts in millions)

	2022	2021	Change is Favorable/(Unfavorable)
Three Months Ended June 30,
Total segment net sales	$86.5	$71.9	20.3%
Operating income	$1.1	$7.4	(85.1)%

Six Months Ended June 30,
Total segment net sales	$165.9	$135.1	22.8%
Operating income	$7.6	$2.5	204.0%

Net sales increased $15 million and $31 million in the second quarter and first six months of 2022, respectively. These increases were primarily due to improved performance from our recent acquisitions compared to the same periods in 2021, benefits from price increases and an increase in custom project sales.

Operating income for the second quarter of 2022 compared to the same period in 2021 was positively impacted by a $5 million increase in sales volumes and a $5 million reduction in intangible asset amortization. These increases to operating income were offset

Management’s Discussion and Analysis of Financial Condition and Results of Operations

by a $14 million increase in acquisition-related expenses and losses, primarily due to the change in the fair value of contingent consideration related to the acquisitions of Turf and Moz, and higher selling expenses of $1 million.

Operating income for the first six months of 2022 compared to the same period in 2021 was positively impacted by a $14 million increase in sales volumes and a $9 million reduction in intangible asset amortization. These increases to operating income were offset by a $13 million increase in acquisition-related expenses and losses, primarily due to the change in the fair value of contingent consideration related to the acquisitions of Turf and Moz, and higher selling expenses of $5 million, primarily related to additional investments in selling capabilities and incentive compensation.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the second quarter of 2022 and 2021. Unallocated Corporate operating loss was $2 million in the first six months of 2022, compared to $3 million in the first six months of 2021.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first six months of 2022 provided $63.1 million of cash, compared to $81.9 million in the first six months of 2021. The decrease was primarily due to negative working capital changes in receivables and inventory, primarily due to timing, partially offset by higher cash earnings.

Net cash used by investing activities was $1.6 million in the first six months of 2022, compared to $6.8 million in the first six months of 2021. The favorable change in cash compared to the same period in 2021 was primarily due to the absence of the purchase price adjustments paid to Knauf and lower purchases of property, plant and equipment, partially offset by a decrease in dividends from WAVE.

Net cash used for financing activities was $80.2 million in the first six months of 2022, compared to $93.4 million in the first six months of 2021. The favorable change in cash was primarily due to lower debt repayments, partially offset by an increase in repurchases of outstanding common stock and payments of acquisition-related contingent consideration in 2022.

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

As of June 30, 2022, total borrowings outstanding under our senior credit facility were $456.2 million under Term Loan A and $215.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0. As of June 30, 2022, we were in compliance with all covenants of the senior credit facility.

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

	June 30, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

As of June 30, 2022, we had $79.3 million of cash and cash equivalents, $65.3 million in the U.S. and $14.0 million in various foreign jurisdictions, primarily Canada. As of June 30, 2022, we also had $285.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2022, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. During the second quarter of 2022, we changed our enterprise resource planning system. In connection with this change, we have updated the processes that comprise the Company's internal control over financial reporting, as necessary, to accommodate related changes in the Company's systems and business processes. To date, this change has not had, and the Company does not believe it will have in the future, an adverse effect on the Company's internal control over financial reporting. Except as disclosed above, there were no other material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1 – 30, 2022	195,340	$91.88	163,565	$468,780,401
May 1 – 31, 2022	475,540	$84.12	475,402	$428,787,933
June 1 – 30, 2022	-	$-	-	$428,787,933
Total	670,880		638,967

(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

On July 29, 2016, our Board of Directors approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”).

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

During the three months ended June 30, 2022, we repurchased 0.6 million shares under the Program for a total cost of $55.0 million, excluding commissions, or an average price of $86.06 per share. During the six months ended June 30, 2022, we repurchased 0.9 million shares under the Program for a total cost of $85.0 million, excluding commissions, or an average price of $90.42 per share. Since inception, through June 30, 2022, we have repurchased 11.4 million shares under the Program for a total cost of $771.2 million, excluding commissions, or an average price of $67.37 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

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

Date: July 26, 2022