Form 10-Q
period 2022-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2022-10-25
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 20, 2022 – 45,662,803.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$325.0	$292.2	$928.6	$824.1
Cost of goods sold	207.5	181.5	591.0	521.0
Gross profit	117.5	110.7	337.6	303.1
Selling, general and administrative expenses	59.3	62.3	177.9	176.5
Loss (gain) related to change in fair value of contingent consideration	7.1	(0.3)	13.3	(9.8)
Equity (earnings) from joint venture	(22.2)	(23.4)	(61.7)	(68.1)
Operating income	73.3	72.1	208.1	204.5
Interest expense	7.0	6.1	17.9	17.4
Other non-operating (income), net	(1.4)	(1.4)	(4.1)	(4.3)
Earnings from continuing operations before income taxes	67.7	67.4	194.3	191.4
Income tax expense	13.2	16.6	43.2	48.0
Earnings from continuing operations	54.5	50.8	151.1	143.4
Gain (loss) from disposal of discontinued businesses, net of tax (benefit) expense of ($3.0), $-, ($3.0) and $1.7	3.0	-	3.0	(2.1)
Net earnings (loss) from discontinued operations	3.0	-	3.0	(2.1)
Net earnings	$57.5	$50.8	$154.1	$141.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2.1)	(0.8)	(2.3)	0.3
Derivative gain, net	4.9	0.8	18.5	5.7
Pension and postretirement adjustments	0.2	0.1	0.9	0.5
Total other comprehensive income	3.0	0.1	17.1	6.5
Total comprehensive income	$60.5	$50.9	$171.2	$147.8
Earnings per share of common stock, continuing operations:
Basic	$1.18	$1.07	$3.24	$3.00
Diluted	$1.18	$1.06	$3.23	$2.98
Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.07	$-	$0.06	$(0.04)
Diluted	$0.07	$-	$0.06	$(0.04)
Net earnings per share of common stock:
Basic	$1.25	$1.07	$3.30	$2.96
Diluted	$1.25	$1.06	$3.29	$2.94
Average number of common shares outstanding:
Basic	46.1	47.5	46.6	47.7
Diluted	46.1	47.8	46.7	48.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$86.8	$98.1
Accounts and notes receivable, net	119.4	109.1
Inventories, net	115.1	90.2
Income taxes receivable	6.9	1.4
Other current assets	23.6	23.1
Total current assets	351.8	321.9
Property, plant, and equipment, less accumulated depreciation and amortization of $534.1 and $494.0, respectively	541.2	542.8
Operating lease assets	19.0	21.0
Finance lease assets	16.6	18.4
Prepaid pension costs	112.7	109.0
Investment in joint venture	58.1	50.0
Goodwill	166.6	167.0
Intangible assets, net	409.0	421.4
Income taxes receivable	-	0.6
Other non-current assets	64.4	57.9
Total assets	$1,739.4	$1,710.0
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	25.0	25.0
Accounts payable and accrued expenses	178.7	174.9
Operating lease liabilities	6.1	5.6
Finance lease liabilities	2.2	2.2
Income taxes payable	0.4	1.9
Total current liabilities	212.4	209.6
Long-term debt, less current installments	658.3	606.4
Operating lease liabilities	13.2	15.6
Finance lease liabilities	15.1	16.8
Postretirement benefit liabilities	68.2	71.1
Pension benefit liabilities	35.4	36.9
Other long-term liabilities	27.4	46.7
Income taxes payable	13.2	20.3
Deferred income taxes	175.0	166.9
Total non-current liabilities	1,005.8	980.7
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,881,645 shares issued and 45,771,839 shares outstanding as of September 30, 2022 and 62,775,155 shares issued and 47,302,299 shares outstanding as of December 31, 2021	0.6	0.6
Capital in excess of par value	569.3	561.3
Retained earnings	1,132.8	1,011.4
Treasury stock, at cost, 17,109,806 shares as of September 30, 2022 and 15,472,856 shares as of December 31, 2021	(1,089.0)	(944.0)
Accumulated other comprehensive loss	(92.5)	(109.6)
Total shareholders' equity	521.2	519.7
Total liabilities and shareholders' equity	$1,739.4	$1,710.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended September 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2022	46,462,821	$0.6	$565.7	$1,086.0	16,413,011	$(1,029.0)	$(95.5)	$527.8
Stock issuance, net	5,813	-	-	-	-	-	-	-
Cash dividends - $0.231 per common share	-	-	-	(10.7)	-	-	-	(10.7)
Share-based employee compensation	-	-	3.6	-	-	-	-	3.6
Net earnings	-	-	-	57.5	-	-	-	57.5
Other comprehensive income	-	-	-	-	-	-	3.0	3.0
Acquisition of treasury stock	(696,795)	-	-	-	696,795	(60.0)	-	(60.0)
September 30, 2022	45,771,839	$0.6	$569.3	$1,132.8	17,109,806	$(1,089.0)	$(92.5)	$521.2

	Nine Months Ended September 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2021	47,302,299	$0.6	$561.3	$1,011.4	15,472,856	$(944.0)	$(109.6)	$519.7
Stock issuance, net	106,490	-	-	-	-	-	-	-
Cash dividends - $0.693 per common share	-	-	-	(32.7)	-	-	-	(32.7)
Share-based employee compensation	-	-	8.0	-	-	-	-	8.0
Net earnings	-	-	-	154.1	-	-	-	154.1
Other comprehensive income	-	-	-	-	-	-	17.1	17.1
Acquisition of treasury stock	(1,636,950)	-	-	-	1,636,950	(145.0)	-	(145.0)
September 30, 2022	45,771,839	$0.6	$569.3	$1,132.8	17,109,806	$(1,089.0)	$(92.5)	$521.2

	Three Months Ended September 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
June 30, 2021	47,732,943	$0.6	$554.7	$939.8	15,005,603	$(893.9)	$(102.9)	$498.3
Stock issuance, net	1,608	-	-	-	-	-	-	-
Cash dividends - $0.21 per common share	-	-	-	(10.0)	-	-	-	(10.0)
Share-based employee compensation	-	-	3.0	-	-	-	-	3.0
Net earnings	-	-	-	50.8	-	-	-	50.8
Other comprehensive income	-	-	-	-	-	-	0.1	0.1
Acquisition of treasury stock	(186,929)	-	-	-	186,929	(20.0)	-	(20.0)
September 30, 2021	47,547,622	$0.6	$557.7	$980.6	15,192,532	$(913.9)	$(102.8)	$522.2

	Nine Months Ended September 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9
Stock issuance, net	140,823	-	-	-	-	-	-	-
Cash dividends - $0.63 per common share	-	-	-	(30.5)	-	-	-	(30.5)
Share-based employee compensation	-	-	4.0	-	-	-	-	4.0
Net earnings	-	-	-	141.3	-	-	-	141.3
Other comprehensive income	-	-	-	-	-	-	6.5	6.5
Acquisition of treasury stock	(507,022)	-	-	-	507,022	(50.0)	-	(50.0)
September 30, 2021	47,547,622	$0.6	$557.7	$980.6	15,192,532	$(913.9)	$(102.8)	$522.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net earnings	$154.1	$141.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63.5	74.3
Deferred income taxes	1.5	6.8
Share-based compensation	10.9	8.5
Loss on disposal of discontinued operations	-	0.4
Equity earnings from joint venture	(61.7)	(68.1)
U.S. pension (credit) cost	(0.6)	0.1
Loss (gain) from change in fair value of contingent consideration	13.3	(9.8)
Payments of contingent consideration in excess of acquisition date fair value	(1.9)	-
Other non-cash adjustments, net	0.7	0.7
Changes in operating assets and liabilities:
Receivables	(18.9)	(24.6)
Inventories	(25.1)	(9.8)
Accounts payable and accrued expenses	4.2	27.5
Income taxes receivable and payable, net	(13.5)	2.8
Other assets and liabilities	(7.3)	(12.2)
Net cash provided by operating activities	119.2	137.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(46.5)	(47.9)
Return of investment from joint venture	54.1	55.0
Cash paid for acquisitions, net of cash acquired	-	(0.8)
Payments to Knauf upon disposal of discontinued operations	-	(11.8)
Other investing activities	0.5	0.1
Net cash provided by (used for) investing activities	8.1	(5.4)
Cash flows from financing activities:
Proceeds from revolving credit facility	130.0	75.0
Payments of revolving credit facility	(60.0)	(145.0)
Payments of long-term debt	(18.7)	(18.7)
Dividends paid	(32.6)	(30.4)
Payments from share-based compensation plans, net of tax	(2.9)	(4.5)
Payments for finance leases	(1.7)	(1.5)
Payments of acquisition related contingent consideration	(6.7)	-
Payments for treasury stock acquired	(145.0)	(50.0)
Net cash (used for) financing activities	(137.6)	(175.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	-
Net (decrease) in cash and cash equivalents	(11.3)	(42.6)
Cash and cash equivalents at beginning of year	98.1	136.9
Cash and cash equivalents at end of period	$86.8	$94.3
Supplemental Cash Flow Disclosures:
Interest paid	$17.0	$17.5
Income tax payments, net	52.3	40.1
Amounts in accounts payable for capital expenditures	1.2	0.3

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2021. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the third quarter and first nine months of 2022 and 2021 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been recast in the Condensed Consolidated Financial Statements to conform to the 2022 presentation.

COVID-19 Considerations

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns or vaccine or testing mandates; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity, including the effect on our customers' demand for our ceiling and wall systems; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. While many of our products support life sustaining activities and essential construction, we and certain of our customers or suppliers may be impacted by state actions, orders and policies regarding the COVID-19 pandemic, including; temporary closures of non-life-sustaining businesses, shelter-in-place orders, and travel, social distancing and quarantine policies, the implementation and enforcement of which vary by individual U.S. states and by individual countries in the Americas. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the third quarter and first nine months of 2022 and 2021, but future events may require such charges which could have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales
Mineral Fiber	$233.7	$214.5	$671.4	$611.3
Architectural Specialties	91.3	77.7	257.2	212.8
Total net sales	$325.0	$292.2	$928.6	$824.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Segment operating income (loss)
Mineral Fiber	$70.8	$68.5	$199.8	$201.2
Architectural Specialties	3.4	5.0	11.0	7.5
Unallocated Corporate	(0.9)	(1.4)	(2.7)	(4.2)
Total consolidated operating income	$73.3	$72.1	$208.1	$204.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total consolidated operating income	$73.3	$72.1	$208.1	$204.5
Interest expense	7.0	6.1	17.9	17.4
Other non-operating (income), net	(1.4)	(1.4)	(4.1)	(4.3)
Earnings from continuing operations before income taxes	$67.7	$67.4	$194.3	$191.4

	September 30, 2022	December 31, 2021
Segment assets
Mineral Fiber	$1,132.6	$1,133.9
Architectural Specialties	388.7	366.3
Unallocated Corporate	218.1	209.8
Total consolidated assets	$1,739.4	$1,710.0

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

Retailers and other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors and consumers, online customers, major facility owners, group purchasing organizations and maintenance, repair and operating entities. Geographically, this category includes sales throughout the U.S., Canada and Latin America.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mineral Fiber	2022	2021	2022	2021
Distributors	$173.8	$161.5	$495.0	$453.5
Home centers	24.0	20.2	75.6	68.4
Direct customers	16.1	16.3	46.6	44.3
Retailers and other	19.8	16.5	54.2	45.1
Total	$233.7	$214.5	$671.4	$611.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Architectural Specialties	2022	2021	2022	2021
Distributors	$44.7	$41.4	$129.4	$116.0
Direct customers	45.3	35.7	125.0	94.6
Retailers and other	1.3	0.6	2.8	2.2
Total	$91.3	$77.7	$257.2	$212.8

NOTE 4. DISCONTINUED OPERATIONS

Separation and Distribution of Armstrong Flooring Inc.

On April 1, 2016, we completed our separation of Armstrong Flooring, Inc. ("AFI") by transferring the assets and liabilities related primarily to our Resilient and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock. During the three and nine months ended September 30, 2022, we recorded a $1.0 million tax benefit related to federal tax statute of limitation closures.

EMEA and Pacific Rim Businesses

In 2019, we completed the sale of certain subsidiaries comprising our businesses and operations in Europe, the Middle East and Africa (including Russia) (“EMEA”) and the Pacific Rim, including the corresponding businesses and operations conducted by Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc. (“Worthington”) in which AWI holds a 50% interest (collectively, the “Sale”), to Knauf International GmbH (“Knauf”). We did not record a gain or loss during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we recorded a pre-tax loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale and paid $11.8 million to Knauf related to this purchase price adjustment. During the three and nine months ended September 30, 2022, we recorded a $2.0 million tax benefit related to federal tax statute of limitation closures.

Summarized Financial Information of Discontinued Operations

The following table details the line items that comprise discontinued operations on the Condensed Consolidated Statements of Earnings and Comprehensive Income.

	EMEA and Pacific Rim Businesses	AFI	Total
Three and Nine Months Ended September 30, 2022
Earnings from discontinued operations before income tax	$-	$-	$-
Income tax benefit	(2.0)	(1.0)	(3.0)
Net earnings from discontinued operations, net of tax	$2.0	$1.0	$3.0

Net earnings from discontinued operations	$2.0	$1.0	$3.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

EMEA and Pacific Rim Businesses
Nine Months Ended September 30, 2021
Loss from disposal of discontinued businesses, before income tax	$(0.4)
Income tax expense	1.7
Loss from disposal of discontinued businesses, net of tax	$(2.1)

Net loss from discontinued operations	$(2.1)

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2022	December 31, 2021
Customer receivables	$113.9	$104.7
Miscellaneous receivables	9.2	7.9
Less allowance for warranties, discounts and losses	(3.7)	(3.5)
Accounts and notes receivable, net	$119.4	$109.1

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

As of September 30, 2022 and December 31, 2021, miscellaneous receivables included $5.5 million and $5.9 million of Employee Retention Credit receivables, respectively, representing a refundable payroll tax credit for eligible wages paid to our employees in 2020 and 2021 under the Coronavirus Aid, Relief, and Economic Recovery Act.

NOTE 6. INVENTORIES

	September 30, 2022	December 31, 2021
Finished goods	$65.2	$49.9
Goods in process	7.9	6.4
Raw materials and supplies	62.8	48.4
Less LIFO reserves	(20.8)	(14.5)
Total inventories, net	$115.1	$90.2

NOTE 7. OTHER CURRENT ASSETS

	September 30, 2022	December 31, 2021
Prepaid expenses	$16.9	$17.2
Assets held for sale	4.6	4.6
Other	2.1	1.3
Total other current assets	$23.6	$23.1

As of September 30, 2022 and December 31, 2021, assets held for sale included the property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon.

NOTE 8. EQUITY INVESTMENT

Investment in joint venture reflects our 50% equity interest in WAVE. The WAVE joint venture is reflected within the Mineral Fiber segment in our condensed consolidated financial statements using the equity method of accounting. Condensed financial statement data for WAVE is summarized below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$116.9	$114.2	$356.3	$321.5
Gross profit	64.0	64.5	180.1	188.0
Net earnings	46.7	49.1	130.0	143.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of September 30, 2022 and December 31, 2021.

		September 30, 2022		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	1-20 years	$181.4	$139.5	$196.7	$144.8
Developed technology	13-20 years	93.4	83.2	92.9	82.6
Software	7 years	9.1	2.3	9.1	1.3
Trademarks and brand names	5-10 years	3.9	2.4	4.0	2.0
Non-compete agreements	3-5 years	5.6	2.3	5.6	1.4
Other	Various	0.4	0.1	0.4	0.1
Total		$293.8	$229.8	$308.7	$232.2
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.0		344.9
Total intangible assets		$638.8		$653.6

Goodwill	Indefinite	$166.6		$167.0

The decrease in goodwill since December 31, 2021 resulted from foreign exchange movements.

	Nine Months Ended
	September 30,
	2022	2021
Amortization expense	$12.8	$28.0

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2022	December 31, 2021
Payables, trade and other	$106.6	$105.8
Employment costs	21.5	30.3
Current portion of pension and postretirement liabilities	9.9	9.9
Acquisition-related contingent consideration	17.5	8.6
Other	23.2	20.3
Total accounts payable and accrued expenses	$178.7	$174.9

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings from continuing operations before income taxes	$67.7	$67.4	$194.3	$191.4
Income tax expense	13.2	16.6	43.2	48.0
Effective tax rate	19.5%	24.6%	22.2%	25.1%

The effective tax rate for the third quarter of 2022 was lower compared to the same period in 2021 primarily due to the benefits recognized from federal and state statute closures in the current year. The effective tax rate for the first nine months of 2022 was lower compared to the same period in 2021 due primarily to the benefits recognized from statute closures, in addition to a reduction in our valuation allowance for capital loss carryforwards.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 12. DEBT

Our long-term debt is comprised of borrowings outstanding under our $1,000.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $500.0 million Term Loan A. As of September 30, 2022 and December 31, 2021, the principal balance of our Term Loan A was $450.0 million and $468.7 million, respectively. As of September 30, 2022 and December 31, 2021, borrowings outstanding under our revolving credit facility were $235.0 million and $165.0 million, respectively. Additionally, we have a $25.0 million letter of credit facility, also known as our bi-lateral facility.

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

	September 30, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$1.0	$1.2	$2.8	$3.6
Interest cost on projected benefit obligation	2.6	2.2	7.9	6.7
Expected return on plan assets	(4.6)	(4.1)	(13.8)	(12.4)
Amortization of net actuarial loss	1.0	0.9	3.1	2.7
Net periodic pension cost	$-	$0.2	$-	$0.6
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.4	$0.3	$1.1	$0.9
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial gain	(0.7)	(0.6)	(2.1)	(1.7)
Net periodic postretirement (credit)	$(0.4)	$(0.4)	$(1.2)	$(1.0)

We also have an unfunded defined benefit pension plan in Germany, which was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2022 and 2021.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	September 30, 2022		December 31, 2021
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(683.3)	$(673.4)	$(631.4)	$(626.0)
Interest rate swap contracts	11.2	11.2	(14.2)	(14.2)
Acquisition-related contingent consideration	(17.5)	(17.5)	(12.8)	(12.8)

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	September 30, 2022		December 31, 2021
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Assets (liabilities), net:
Interest rate swap contracts	$11.2	$-	$(14.2)	$-
Acquisition-related contingent consideration	-	(17.5)	-	(4.2)

As of September 30, 2022 and December 31, 2021, the acquisition-related contingent consideration liability represents the estimated fair value of additional cash consideration payable related to our acquisition of Turf upon the achievement of certain financial and performance milestones through December 31, 2022. The liability was measured based on a Monte Carlo simulation and was classified as a current liability as of September 30, 2022.

Acquisition-related contingent consideration of $17.5 million and $4.2 million as of September 30, 2022 and December 31, 2021, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates. All changes in the contingent consideration liability subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following table summarizes the weighted-average of the significant unobservable inputs used to measure Turf's acquisition-related contingent consideration as of September 30, 2022:

Unobservable input
Volatility	22.2%
Discount rate	4.0%

Unobservable inputs were weighted based on the relative fair value of the components of contingent consideration.

The changes in fair value of the acquisition-related contingent consideration liability for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of contingent consideration as of beginning of period	$10.4	$7.4	$12.8	$16.9
Cash consideration paid	-	-	(8.6)	-
Loss (gain) related to change in fair value of contingent consideration	7.1	(0.3)	13.3	(9.8)
Fair value of contingent consideration as of end of period	$17.5	$7.1	$17.5	$7.1

During the nine months ended September 30, 2022, the change in fair value was primarily due to changes in Turf's financial projections over the earn out period. During the nine months ended September 30, 2022, we paid $8.6 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz and Turf. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in the London Interbank Offered Rate (“LIBOR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of September 30, 2022:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
September 19, 2022	$25.0	September 2022 to December 2023	USD-LIBOR

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month LIBOR, inclusive of a 0% floor.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2022 and December 31, 2021. We did not have any derivative assets or liabilities not designated as hedging instruments as of September 30, 2022 or December 31, 2021. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$-	$-	Accounts payable and accrued expenses	$-	$0.1
Interest rate swap contracts	Other non-current assets	11.2	0.4	Other long-term liabilities	-	14.5

	Amount of Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,			September 30,		September 30,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$28.2	$14.1	Interest expense	$-	$2.2	$3.5	$6.3

As of September 30, 2022, the amount of existing gains in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in earnings over the next twelve months was $8.5 million.

NOTE 16. OTHER LONG-TERM LIABILITIES

	September 30, 2022	December 31, 2021
Long-term deferred compensation arrangements	$17.5	$17.6
Fair value of derivative liabilities	-	14.5
Environmental insurance recoveries received in excess of cumulative expenses incurred	3.7	4.8
Acquisition-related contingent consideration	-	4.2
Other	6.2	5.6
Total other long-term liabilities	$27.4	$46.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We had $368.8 million remaining under the Board’s repurchase authorization as of September 30, 2022.

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

During the three months ended September 30, 2022, we repurchased 0.7 million shares under the Program for a total cost of $60.0 million, excluding commissions, or an average price of $86.11 per share. During the nine months ended September 30, 2022, we repurchased 1.6 million shares under the Program for a total cost of $145.0 million, excluding commissions, or an average price of $88.58 per share. Since inception, we have repurchased 12.1 million shares under the Program for a total cost of $831.2 million, excluding commissions, or an average price of $68.45 per share.

Dividends

In February, April and July 2022, our Board of Directors declared $0.231 per share quarterly dividends, which were paid to shareholders in March, May and August 2022. On October 19, 2022, our Board of Directors declared a $0.254 per share quarterly dividend to be paid in November 2022.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2022	$2.1	$4.5	$(102.1)	$(95.5)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $-, ($1.6), $- and ($1.6)	(2.1)	4.9	-	2.8
Amounts reclassified from accumulated other comprehensive (loss)	-	-	0.2	0.2
Net current period other comprehensive (loss) income	(2.1)	4.9	0.2	3.0
Balance, September 30, 2022	$-	$9.4	$(101.9)	$(92.5)

	Foreign Currency Translation Adjustments	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2021	$2.3	$(9.1)	$(102.8)	$(109.6)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $-, ($6.9), ($0.1) and ($7.0)	(2.3)	21.3	0.3	19.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.8)	0.6	(2.2)
Net current period other comprehensive (loss) income	(2.3)	18.5	0.9	17.1
Balance, September 30, 2022	$-	$9.4	$(101.9)	$(92.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, June 30, 2021	$3.4	$(14.1)	$(92.2)	$(102.9)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $-, ($0.9), $- and ($0.9)	(0.8)	2.5	(0.1)	1.6
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	0.2	(1.5)
Net current period other comprehensive (loss) income	(0.8)	0.8	0.1	0.1
Balance, September 30, 2021	$2.6	$(13.3)	$(92.1)	$(102.8)

	Foreign Currency Translation Adjustments	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income (loss) before reclassifications, net of tax (expense) of $-, ($3.5), $- and ($3.5)	0.3	10.6	(0.1)	10.8
Amounts reclassified from accumulated other comprehensive (loss)	-	(4.9)	0.6	(4.3)
Net current period other comprehensive income	0.3	5.7	0.5	6.5
Balance, September 30, 2021	$2.6	$(13.3)	$(92.1)	$(102.8)

(1)
Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative Adjustments:
Interest rate swap contracts, before tax	$-	$(2.2)	$(3.5)	$(6.3)	Interest expense
Tax impact	-	0.5	0.7	1.4	Income tax expense
Total (income), net of tax	-	(1.7)	(2.8)	(4.9)

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.1)	(0.1)	(0.2)	(0.2)	Other non-operating (income), net
Amortization of net actuarial loss	0.3	0.3	1.0	1.0	Other non-operating (income), net
Total loss, before tax	0.2	0.2	0.8	0.8
Tax impact	-	-	(0.2)	(0.2)	Income tax expense
Total loss, net of tax	0.2	0.2	0.6	0.6
Total reclassifications for the period	$0.2	$(1.5)	$(2.2)	$(4.3)

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

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were initially recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, insurance recoveries in excess of cumulative expenses were $3.7 million and $4.8 million, respectively. The excess recoveries will be released to offset any future expenses incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

In June 2021, the PRPs submitted the Site Characterization Summary Report (SCSR) for Operable Unit 2 to the EPA. The purpose of the SCSR is to demonstrate that the available data for Operable Unit 2 is adequate for the risk assessment and for the development of remedial action objectives. In May 2022, the PRPs submitted a Baseline Ecological Risk Assessment for Operable Unit 2 to the EPA. In August 2022, the PRPs submitted a Human Health Baseline Risk Assessment to the EPA. The PRPs are working on a draft Remedial Investigation Report and evaluating any additional investigation work needed for the Feasibility Study. We may ultimately incur costs in remediating any contamination discovered during the RI/FS. The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that the EPA is requiring the PRPs to perform at this time. We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“AWP”), from 1977 until 1996. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved the RI/FS work plan in August 2011. In January 2014, we submitted draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the United States on behalf of the Navy for the remedial design and remedial action for the interim remedy. Since the United States does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the United States agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan for the site was submitted to the EPA in June 2022. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Summary of Financial Position

Total liabilities of $0.4 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of September 30, 2022, $0.4 million of environmental liabilities were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2021, $0.2 million of environmental liabilities were reflected within accounts payable and accrued expenses and $0.5 million were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2021 and September 30, 2022, we did not record any additional reserves for environmental liabilities. During the nine months ended September 30, 2022, we recorded $0.6 million of additional reserves for potential environmental liabilities. During the nine months ended September 30, 2021, we recorded $0.2 million of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves recorded in 2022 and 2021 are offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

NOTE 19. EARNINGS PER SHARE

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted Earnings Per Share (“EPS”) calculations for the three and nine months ended September 30, 2022 and 2021. EPS components may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings from continuing operations	$54.5	$50.8	$151.1	$143.4
(Earnings) allocated to participating vested share awards	(0.1)	(0.1)	(0.2)	(0.2)
Earnings from continuing operations attributable to common shares	$54.4	$50.7	$150.9	$143.2

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2022 and 2021 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic shares outstanding	46.1	47.5	46.6	47.7
Dilutive effect of common stock equivalents	-	0.3	0.1	0.3
Diluted shares outstanding	46.1	47.8	46.7	48.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and nine months ended September 30, 2022 were 3,812 and 6,202, respectively. There were no anti-dilutive stock awards excluded from the computation of diluted EPS for the three months ended September 30, 2021. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the nine months ended September 30, 2021 were 11,397.

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

COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. During 2020, we noted delays in construction driven by temporary closures of non-essential businesses, with the most significant impacts in certain major metropolitan areas impacted by COVID-19. Beginning in 2021, market conditions began to improve as the impact of the pandemic lessened. Throughout the first nine months of 2022, our results of operations have continued to be impacted by delays in construction starts and extended project timelines, in addition to higher inflation, all of which were related, in part, to the pandemic and subsequent recovery. We continue to monitor and manage the impact of COVID-19 and its potential impacts to our business.

As of September 30, 2022, all of our manufacturing facilities were operational, excluding our St. Helens, Oregon facility which was idled in the second quarter of 2018. In an effort to operate safely and responsibly, we continue to follow guidelines from governmental health authorities across all our facilities.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during the first nine months of 2022 or the full year of 2021, although future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

Manufacturing Plants

As of September 30, 2022, we operated 16 manufacturing plants in two countries, with 14 plants located within the U.S. and two plants in Canada. This includes our closed St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018. The facility was classified as an asset held for sale as of September 30, 2022.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Markets. We compete in the building product construction markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into commercial construction market activity, including, but not limited to, GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The company continues to monitor the impacts of global events, including the conflict in Ukraine, which due to our Americas-only geography, had minimal direct impact on our results of operations during the first nine months of 2022.

We noted several factors and trends within our markets that directly affected our business performance during the third quarter of 2022 compared to the third quarter of 2021, most importantly the elongated economic recovery due to the lessoning impact from the COVID-19 pandemic combined with on-going challenges to global supply chains and labor availability, in addition to the impact of higher inflation. Our results benefited from improved performance within our Architectural Specialties segment, primarily driven by our recent acquisitions. For the three months and nine months ended September 30, 2022, increased sales volumes contributed $17 million and $40 million, respectively, to revenue compared to the same periods in 2021.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. Typically, realized price increases are less than announced price increases because of project pricing, competitive adjustments and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and like-for-like pricing impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three and nine months ended September 30, 2022 by approximately $16 million and $64 million, respectively, compared to the same periods in 2021. Our Architectural Specialties segment revenues are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment, but attribute most changes in sales to volume.

During the first three quarters of 2022, we implemented multiple price increases on Mineral Fiber ceiling, grid products and certain Architectural Specialties products. In the third quarter of 2022, we announced increases on Mineral Fiber ceiling and certain Architectural Specialties products that will go into effect in the fourth quarter. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper and starch. Other raw materials include aluminum, clays, felt, pigment, steel, wood and wood fiber. We manufacture most of our mineral wool needs at one of our

Management’s Discussion and Analysis of Financial Condition and Results of Operations

manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. Global supply chain and labor disruptions have contributed to raw material, natural gas and transportation cost inflation. For the three and nine months ended September 30, 2022, higher costs for raw materials and energy negatively impacted operating income by $11 million and $28 million, respectively, compared to the same periods in 2021.

2020 Acquisition-Related Expenses and (Gains) Losses

In connection with our acquisitions of TURF Design, Inc. (“Turf”) in July 2020, Moz Designs, Inc. (“Moz”) in August 2020, and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses and (gains) losses to operating income in the three and nine months ended September 30, 2022 and 2021, summarized as follows (dollar amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021	Affected Line Item in the Condensed Consolidated Statement of Earnings and Comprehensive Income
Deferred revenue	$-	$-	$-	$0.7	Net sales
Loss (gain) related to change in fair value of contingent consideration	7.1	(0.3)	13.3	(9.8)	Loss (gain) related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	1.9	3.3	5.9	9.8	SG&A expenses
Inventory	-	-	-	0.3	Cost of goods sold
Net negative impact to operating income	$9.0	$3.0	$19.2	$1.0

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

Employees

As of September 30, 2022 and December 31, 2021, we had approximately 2,960 and 2,820 full-time and part-time employees, respectively.

RESULTS OF CONTINUING OPERATIONS

Please refer to Notes 2 and 4 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2022	2021	Change is Favorable
Three Months Ended September 30,
Total consolidated net sales	$325.0	$292.2	11.2%
Operating income	$73.3	$72.1	1.7%

Nine Months Ended September 30,
Total consolidated net sales	$928.6	$824.1	12.7%
Operating income	$208.1	$204.5	1.8%

Consolidated net sales for the third quarter of 2022 increased 11.2% from prior-year results with higher volumes contributing $17 million and favorable AUV contributing $16 million. Mineral Fiber net sales increased $19 million and Architectural Specialties net

Management’s Discussion and Analysis of Financial Condition and Results of Operations

sales increased $14 million from third-quarter 2021 results. The increase in Mineral Fiber net sales was driven by improved AUV, due to favorable price partially offset by negative customer channel mix, and higher volumes. Architectural Specialties net sales growth resulted from improved performance from our recent acquisitions compared to the same period in 2021 and positive impacts from increases in custom project sales.

Consolidated net sales for the first nine months of 2022 increased 12.7 % from the prior-year as favorable AUV contributed $64 million and higher volumes contributed $40 million. Mineral Fiber net sales increased $60 million year-over-year and Architectural Specialties net sales increased $44 million. The increase in Mineral Fiber net sales was driven by improved AUV and partially offset by lower volumes. The favorable AUV was driven by favorable price, partially offset by negative customer channel mix. The lower volumes resulted primarily from a reduction of inventory levels at certain distributor customers earlier in 2022 in addition to a deceleration of market conditions throughout the third quarter. Architectural Specialties net sales increased due to improved performance from our recent acquisitions compared to the same period in 2021 and positive impacts from increases in custom project sales.

Cost of goods sold in the third quarter of 2022 was 63.8% of net sales, compared to 62.1% for the same period in 2021. Cost of goods sold in the first nine months of 2022 was 63.6% of net sales, compared to 63.2% for the same period in 2021. The increase in cost of goods sold in both periods was driven by higher input cost inflation, partially offset by favorable AUV performance and improved manufacturing productivity.

SG&A expenses in the third quarter of 2022 were $59.3 million, or 18.2% of net sales, compared to $62.3 million, or 21.3% of net sales, for the same period in 2021. The third-quarter 2022 decrease in SG&A expenses was driven primarily by a $4 million decrease in intangible asset amortization and acquisition-related expenses related to the Architectural Specialties segment, and a $3 million decrease in incentive compensation expense partially offset by a $2 million benefit recorded in the prior-year period related to a 2020 Coronavirus Aid, Relief, and Economic Act Employee Retention Credit (“ERC Benefit”) and a $1 million increase in selling expenses.

SG&A expenses in the first nine months of 2022 were $177.9 million, or 19.2% of net sales, compared to $176.5 million, or 21.4% of net sales, for the 2021 period. The increase in SG&A expenses for the first nine months of 2022 compared to the same period in 2021 was driven by a $14 million increase in selling expenses in support of increased sales and growth initiatives and a $2 million ERC Benefit recorded in the prior-year period partially offset by a $15 million decrease in intangible asset amortization and acquisition-related expenses related to the Architectural Specialties segment.

During the third quarter and first nine months of 2022, we recorded $7.1 million and $13.3 million, respectively, of remeasurement losses for changes in the fair value of contingent consideration related to the acquisition of Turf. During the same periods in 2021, we recorded $0.3 million and $9.8 million, respectively, of remeasurement gains related to the acquisitions of Turf and Moz. See Note 14 to the Condensed Consolidated Financial Statements for further information.

Equity earnings from our WAVE joint venture were $22.2 million in the third quarter of 2022, compared to $23.4 million in the prior-year period, and were $61.7 million in the first nine months of 2022 compared to $68.1 million in the first nine months of 2021. The decrease in WAVE earnings during the third quarter and first nine months of 2022 compared to the same periods in 2021 resulted primarily from lower volumes and higher steel cost partially offset by favorable AUV. Volumes for WAVE during the first nine months of 2022 were negatively impacted by a reduction of inventory levels at certain distributor customers in addition to a deceleration of market conditions throughout the third quarter. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $7.0 million in the third quarter of 2022 compared to $6.1 million in the third quarter of 2021. Interest expense was $17.9 million in the first nine months of 2022 compared to $17.4 million in the first nine months of 2021. The increase in interest expense was primarily due to higher interest rates on floating rate debt.

Other non-operating income, net, was $1.4 million in the third quarter of 2022 and 2021. Other non-operating income, net, was $4.1 million in the first nine months of 2022, compared to $4.3 million in the first nine months of 2021. Other non-operating income, net, is primarily comprised of the non-service cost components of pension and postretirement net period benefit costs.

Income tax expense was $13.2 million in the third quarter of 2022 compared to $16.6 million in the third quarter of 2021. The effective tax rate for the third quarter of 2022 was 19.5% compared to 24.6% for the same period of 2021. The effective tax rate for the third quarter of 2022 was lower compared to the same period in 2021 primarily due to the benefits recognized from federal and state statute closures in the current year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $43.2 million in the first nine months of 2022 compared to $48.0 million in the first nine months of 2021. The effective tax rate was 22.2% in the first nine months of 2022 compared to 25.1% in the same period of 2021. The effective tax for the first nine months of 2022 was lower compared to the same period in 2021 primarily due to the benefits recognized from statute closures, in addition to a reduction in our valuation allowance for capital loss carryforwards.

Total Other Comprehensive Income (“OCI”) was $3.0 million in the third quarter of 2022 compared to $0.1 million in the third quarter of 2021. OCI was $17.1 million in the first nine months of 2022 compared to $6.5 million in the first nine months of 2021. The increase in OCI in the third quarter and first nine months of 2022 compared to the same periods in 2021 was primarily driven by derivative gains. Derivative gain represents the mark-to-market value adjustments of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Also impacting the change in OCI were foreign currency translation adjustments and pension and postretirement adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the third quarter and first nine months of 2022 and 2021 were driven primarily by changes in the Canadian dollar. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2022	2021	Change is Favorable/(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$233.7	$214.5	9.0%
Operating income	$70.8	$68.5	3.4%

Nine Months Ended September 30,
Total segment net sales	$671.4	$611.3	9.8%
Operating income	$199.8	$201.2	(0.7)%

Third-quarter 2022 net sales increased $19 million compared to the prior-year period due to favorable AUV of $16 million and higher sales volumes of $3 million. For the first nine months of 2022, net sales improved $60 million from the prior-year period due to favorable AUV of $64 million, partially offset by a negative impact of $4 million from lower sales volumes. The improvement in AUV in both the third quarter and first nine months of 2022 was driven by favorable price, partially offset by negative customer channel mix. The volume increase for the third quarter of 2022 was driven by growth in the home center customer channel and growth in Latin America, partially offset by headwinds from a deceleration of market conditions throughout the third quarter. Volumes for the first nine months of 2022 were negatively impacted by a reduction of inventory levels at certain distributor customers earlier in 2022 in addition to deceleration of market conditions throughout the third quarter.

Third-quarter 2022 operating income increased from the prior-year period primarily due to a $16 million favorable AUV margin impact, a $3 million decrease in incentive compensation expense, and a $2 million increase resulting from higher sales volumes. These increases were partially offset by a $16 million increase in manufacturing costs, primarily driven by elevated raw material and energy inflation and a $2 million ERC benefit recorded in the prior-year period.

Operating income for the first nine months of 2022 compared to the same period in 2021 benefited from a $55 million favorable AUV margin impact, offset by a $37 million increase in manufacturing costs, primarily driven by increased raw material and energy costs, a $7 million increase in selling expenses, primarily due to investments in growth initiatives, a $6 million decrease in equity earnings, a $4 million decrease resulting from lower sales volumes and a $2 million ERC benefit recorded in the prior-year period.

Architectural Specialties

(dollar amounts in millions)

	2022	2021	Change is Favorable/(Unfavorable)
Three Months Ended September 30,
Total segment net sales	$91.3	$77.7	17.5%
Operating income	$3.4	$5.0	(32.0)%

Nine Months Ended September 30,
Total segment net sales	$257.2	$212.8	20.9%
Operating income	$11.0	$7.5	46.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased $14 million and $44 million in the third quarter and first nine months of 2022, respectively, compared to the prior-year periods. These increases were primarily due to improved performance from our recent acquisitions compared to the same periods in 2021 and positive impacts from custom project sales.

Operating income for the third quarter of 2022 compared to the same period in 2021 was positively impacted by a $7 million margin benefit from increased sales and a $2 million reduction in intangible asset amortization, partially offset by higher selling expenses of $2 million and a $2 million increase in manufacturing costs. The year-over-year decrease in operating income was also impacted by a $6 million increase in acquisition-related expenses and losses, primarily due to the change in the fair value of contingent consideration.

Operating income for the first nine months of 2022 compared to the same period in 2021 was positively impacted by a $23 million margin benefit from increased sales and an $11 million reduction in intangible asset amortization, partially offset by higher selling expenses of $7 million, primarily related to additional investments in selling capabilities and incentive compensation, and a $5 million increase in manufacturing costs. Also impacting the change in operating income was a $19 million increase in acquisition-related expenses and losses, primarily due to the change in the fair value of contingent consideration.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the third quarter of 2022 and 2021. Unallocated Corporate operating loss was $3 million in the first nine months of 2022, compared to $4 million in the first nine months of 2021.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first nine months of 2022 provided $119.2 million of cash, compared to $137.9 million in the first nine months of 2021. The decrease was primarily due to negative working capital changes in accounts payable and accrued expenses and inventory, primarily due to timing and an increase in income tax payments. These decreases were partially offset by higher cash earnings.

Net cash provided by investing activities was $8.1 million in the first nine months of 2022, compared to $5.4 million used in the first nine months of 2021. The favorable change in cash compared to the same period in 2021 was primarily due to the absence of the purchase price adjustments paid to Knauf.

Net cash used for financing activities was $137.6 million in the first nine months of 2022, compared to $175.1 million in the first nine months of 2021. The favorable change in cash was primarily due to an increase in net borrowings under our revolving credit facility, partially offset by an increase in repurchases of outstanding common stock and payments of acquisition-related contingent consideration in 2022.

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

As of September 30, 2022, total borrowings outstanding under our senior credit facility were $450.0 million under Term Loan A and $235.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0. As of September 30, 2022, we were in compliance with all covenants of the senior credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Term Loan A is currently priced on a variable interest rate basis. The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
September 19, 2022	$25.0	September 2022 to December 2023	USD-LIBOR

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

	September 30, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

As of September 30, 2022, we had $86.8 million of cash and cash equivalents, $73.0 million in the U.S. and $13.8 million in various foreign jurisdictions, primarily Canada. As of September 30, 2022, we also had $265.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2022, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2022, we changed our enterprise resource planning system. In connection with this change, we have updated the processes that comprise the Company's internal control over financial reporting, as necessary, to accommodate related changes in the Company's systems and business processes. To date, this change has not had, and the Company does not believe it will have in the future, an adverse effect on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1 – 31, 2022	168,449	$79.82	168,292	$415,353,688
August 1 – 31, 2022	355,543	$89.71	355,543	$383,457,747
September 1 – 30, 2022	173,072	$84.82	172,960	$368,787,991
Total	697,064		696,795

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

During the three months ended September 30, 2022, we repurchased 0.7 million shares under the Program for a total cost of $60.0 million, excluding commissions, or an average price of $86.11 per share. During the nine months ended September 30, 2022, we repurchased 1.6 million shares under the Program for a total cost of $145.0 million, excluding commissions, or an average price of $88.58 per share. Since inception, through September 30, 2022, we have repurchased 12.1 million shares under the Program for a total cost of $831.2 million, excluding commissions, or an average price of $68.45 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

† Filed herewith.

†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armstrong World Industries, Inc.

By:	/s/ Christopher P. Calzaretta
Christopher P. Calzaretta, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ James T. Burge
James T. Burge, Vice President and
Controller (Principal Accounting Officer)

Date: October 25, 2022