Form 10-K
period 2022-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2023-02-21
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($74.96 per share) on the New York Stock Exchange (trading symbol AWI) as of June 30, 2022 was approximately $3.4 billion. As of February 15, 2023, the number of shares outstanding of the registrant's Common Stock was 45,438,268.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2023 annual meeting of shareholders, to be filed no later than May 1, 2023 (120 days after the last day of our 2022 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

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

Risks Related to Our Operations

•
changes in key customer relationships;
•
availability and costs of manufacturing inputs or sourced products;
•
financial contribution of Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Industries, Inc;
•
labor;
•
costs savings and productivity initiatives;
•
progress towards environmental, social and governance (“ESG”) and sustainability objectives and related compliance;

Risks Related to Our Strategy

•
implementation of digitalization initiatives and product innovation;
•
identification, completion and successful integration of strategic transactions;

Risks Related to Financial Matters

•
unanticipated negative tax consequences;
•
our indebtedness;
•
our liquidity;
•
covenants in our debt agreements;
•
defined benefit plan obligations;

Risks Related to Legal and Regulatory Matters

•
environmental liability exposure;
•
claims and litigation;
•
effectiveness of intellectual property rights protection;
•
international operations;

Risks Related to General Economic and Other Factors

•
economic conditions;
•
construction activity;
•
market competition;
•
customer consolidation;
•
information technology disruptions and cybersecurity breaches;
•
dependence on third-party vendors and suppliers;
•
geographic concentration;
•
ability to make dividend payments and stock repurchases;
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

AWI is a leader in the design, innovation and manufacture of ceiling and wall solutions in the Americas. Our products primarily include mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Industries, Inc. (“Worthington”) called Worthington Armstrong Venture (“WAVE”).

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

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances. Our Unallocated Corporate segment also includes all expenses related to our German defined benefit pension plan that was formerly reported in our Europe, Middle East and Africa (including Russia) (“EMEA”) and Pacific Rim segments and was not included in the sale of certain subsidiaries comprising our businesses and operations in EMEA and the Pacific Rim, including the corresponding businesses and operations conducted by WAVE (collectively, the “Sale”), to Knauf International GmbH (“Knauf”) in 2019.

Overview

Our business has been built on providing high-quality, innovative products through a highly focused service model as well as by maintaining strong brand awareness and trust. We are committed to delivering profitable topline growth and sustainable shareholder value by strengthening our core Mineral Fiber segment and expanding our Architectural Specialties segment into new, adjacent business categories and sectors. Through this strategy, we have delivered consistent growth in mineral fiber sales dollars per unit sold through product innovation, including our Healthy Spaces products, Total Acoustics® solutions and Sustain® family of products, and we have built a broad portfolio of architectural specialties products for ceilings and walls in our markets. Our primary focus is on growth initiatives that further leverage innovation and digitalization (including the movement toward healthier and sustainable indoor environments in order to accelerate renovation), in addition to expansion of our Architectural Specialties segment through acquisitions, and overall strong cash flow generation.

Acquisitions

In November 2022, we acquired the business and assets of GC Products, Inc. (“GC Products”), based in Lincoln, CA. GC Products is a designer and manufacturer of glass-reinforced-gypsum, glass-reinforced-cement, molded ceiling and specialty wall products with one manufacturing facility.

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

Markets

We primarily operate in the United States, Canada and Latin America. We believe we are well positioned in the industry sectors and categories in which we operate, often holding a leadership position. Our products compete against mineral fiber and fiberglass products from other manufacturers, as well as drywall and a wide range of specialty ceiling products. We compete directly with other domestic and international suppliers of these products. The major markets in which we compete are:

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

In our Mineral Fiber segment, we estimate that a majority of our commercial construction market sales are used for existing building renovation purposes by end-users of our products. We differentiate renovation opportunities between major renovation projects, which tend to be larger in scope, versus repair projects that generally involve the replacement of old products with new. In our Architectural Specialties segment, we estimate that a majority of our commercial market sales are used for new building construction by end-users of our products. The end-use of our products is based on management estimates as such information is not easily determinable.

Residential Construction. While a smaller portion of our business, we also sell mineral fiber products for use in single and multi-family housing. We estimate that existing home renovation work represents the majority of the residential construction market opportunity. Key U.S. statistics that indicate market opportunity include existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence.

Customers

We use our reputation, capabilities, service, innovation and brand recognition to develop long-standing relationships with our customers. We principally sell commercial products to building materials distributors, who re-sell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. We have important relationships with national home centers such as Lowe’s Companies, Inc. and The Home Depot, Inc., with wholesalers who re-sell our products to dealers who service builders, and direct customers, which include sales to contractors, architects and designers who specify products.

In 2022, approximately 70% of our consolidated net sales were to distributors. Sales to large home centers accounted for nearly 10% of our consolidated net sales. Our remaining sales were primarily to direct customers and retailers.

Gross sales to distributors Foundation Building Materials, Inc. and GMS, Inc. totaled $547.8 million and individually exceeded 10% of our consolidated gross sales in 2022. Sales to these customers contributed to both our Mineral Fiber and Architectural Specialties segment net sales.

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

CertainTeed Corporation (a subsidiary of Saint-Gobain), Chicago Metallic Corporation (owned by Rockwool International A/S), Georgia-Pacific Corporation, Rockfon A/S (owned by Rockwool International A/S), USG Corporation (owned by Gebr. Knauf KG), Ceilings Plus (owned by USG Corporation), Hunter Douglas, Rulon International, and 9Wood.

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

Sourced Products

Some of the products we sell are sourced from third parties. Our primary sourced products include specialty ceiling products. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily from Europe and the Pacific Rim. Sales of sourced products represented approximately 10% of our total consolidated revenue in 2022.

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

Certain of our trademarks, including without limitation, , Armstrong®, 24/7 Defend™, ACOUSTIBuilt®, AirAssure®, Airtite®, Arktura®, Calla®, Cirrus®, Cortega®, DESIGNFlex®, Dune™, Feltworks®, Humiguard®, Infusions®, InvisAcoustics™, Kanopi™, Lyra®, MetalWorks™, Moz™, Optima®, Plasterform™, Soundscapes®, Sustain®, Tectum®, Total Acoustics®, Turf®, Ultima®, and WoodWorks®, are important to our business because of their significant brand name recognition. Registrations are generally for fixed, but renewable, terms.

In connection with the separation and distribution of our former flooring business into a separate publicly-traded company, Armstrong Flooring, Inc. (“AFI”), in 2016, we entered into several agreements with AFI that, together with a plan of division, provided for the separation and allocation of assets between AWI and AFI. These agreements include a Trademark License Agreement and a Transition Trademark License Agreement. Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to utilize the “Armstrong” trade name and logo. Pursuant to the Transition Trademark License Agreement, AFI provided us with a royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme, which expired December 31, 2022. Further, in 2022, as part of the AFI bankruptcy and with AWI consent, all rights, obligations and protections that existed as part of the arrangement with AFI were transferred to AHF Products in North America, Zhejiang GIMIG Tech Co., Ltd. in China, and to Braeside Mills Investments Pty Ltd in Australia/New Zealand. None of these transactions had or are expected to have any material impact on the integrity of the Armstrong trademark.

In connection with the closing of the Sale of our businesses and operations in EMEA and Pacific Rim to Knauf, we entered into a royalty-free intellectual property License Agreement with Knauf for its benefit (and, under sublicense, to the buyers of certain businesses divested by Knauf) under which they license certain patents, trademarks and know-how from us for use in certain licensed territories.

We review the carrying value of indefinite-lived trademarks at least annually for potential impairment. See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for further information.

Sustainability and Environmental Matters

As a leading building products manufacturer, we are committed to operating sustainably across all areas of our business. This commitment is reflected in our ongoing initiatives to design and develop sustainable ceiling and wall products and solutions for every indoor space. Our sustainability focus reflects our mission to make a difference in the lives of people where they live, work, learn, heal and play. Our approach to sustainability is designed to support our strategic priorities, align with stakeholder interests, and be visible and measurable.

Our sustainability program is organized around three program “pillars”: People, Planet and Product.

Under the People pillar, we are broadly focused on creating a safe working environment for our employees, increasing our engagement in the communities where we operate, evaluating our benefits and compensation structure for all levels of the organization, promoting and maintaining a diverse, talented and growing workforce, and encouraging and protecting human rights.

Our Planet pillar broadly focuses on reducing our greenhouse gas footprint, reducing or reclaiming water in our operations, and reducing waste in our operations. These efforts include our ceilings recycling program, which diverts reclaimed ceiling tiles from landfills, and reducing our environmental operating footprint. Additionally, we are committed to complying with all environmental laws and regulations that are applicable to our operations.

Under the Product pillar, we are broadly focused on ensuring our products are free of chemicals of concern, reducing our products’ water and greenhouse gas footprint, improving the circularity of our products so they can be recycled, reused or repurposed, and continuing to invest in solutions that meet customer demand for building products that align with their sustainability goals. We expect that there will be increased demand over time for products, systems and services that meet evolving regulatory and customer sustainability standards and preferences and decreased demand for products that produce significant greenhouse gas emissions. We also believe that our ability to continue to provide these products, systems and services to our customers, including through our Sustain® portfolio, will be necessary to maintain our competitive position in the marketplace.

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

In 2022, we published our second Sustainability Report, which reaffirms and measures our progress towards achieving our 2030 sustainability goals. We expect to update our progress regularly. The report is available in the "Sustainability" section of our website, which is listed below. Information in the 2022 Sustainability Report or the Company's website is not incorporated herein by reference.

Human Capital

Workforce Demographics. As of December 31, 2022 and 2021, we had approximately 3,000 and 2,800 full time and part time employees, respectively. During 2022, our total voluntary and involuntary turnover rates were approximately 12% and 2%, respectively, for non-production employees and 20% and 5%, respectively, for production employees.

As of December 31, 2022, approximately 55% of our approximately 1,400 production employees in the U.S. were represented by labor unions. Collective bargaining agreements covering approximately 200 employees at one U.S. plant will expire during 2023. We believe that our relations with our employees are constructive and positive.

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

We offer competitive health and wellness benefits to eligible employees and periodically conduct analyses of plan utilization to further tailor our employee benefits to meet their ongoing needs. In response to COVID-19, we continue to follow guidelines from governmental and health authorities.

Diversity and Inclusion. We continue to take steps to champion diversity and inclusion within our organization, as we believe it is a key to our continued success. This commitment is reflected in the goals of the People Pillar of our Sustainability program, which is being led by our Vice President of Talent Sustainability. We routinely measure gender and racial/ethnic representation and are focusing on increasing diversity within the company through new hires and development and advancement of existing talent. In addition, we are committed to engaging in events and outreach that support enhanced diversity and inclusion. Our strategy to grow our diversity over time includes (1) providing annual training to employees on diversity and inclusion topics, (2) demonstrating year-over-year improvement in the diversity of our organization measured by representation of female, minorities and veterans at every level of the organization, and (3) providing employees an opportunity to share their views on topics that matter to them. To support this strategy, we take an active approach to attracting, retaining, and engaging diverse talent through internships, employee resource groups, professional development programs and employee feedback. As of December 31, 2022 and 2021, our executive leadership team, defined as the chief executive officer and direct reports to the chief executive officer, included 43% gender diversity and 14% racial/ethnic diversity.

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

Liabilities of $0.5 million and $0.7 million as of December 31, 2022 and 2021, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 27 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

Website

We maintain a website at http://www.armstrongceilings.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC. We also file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at http://sec.gov. Reference in this Form 10-K to our website and the SEC’s website is an inactive text reference only.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

Sales fluctuations and changes in our relationships with key customers could have an adverse effect on our financial condition, liquidity or results of operations.

The loss, reduction, or fluctuation of sales to key customers, including independent distributors or national home center customers, or any adverse change in our business relationship with them, whether as a result of changing customer demands and expectations, reduced demand, supply chain constraints, competition, industry consolidation or otherwise, could have a material adverse effect on our financial condition, liquidity or results of operations.

If the availability of our manufacturing inputs or sourced products decreases, or the cost of those inputs or sourced products increases, and we are unable to pass along increased costs resulting from supply chain or inflationary pressures, our financial condition, liquidity or results of operations could be adversely affected.

The availability and cost of raw materials, packaging materials, energy and sourced products are critical to our operations and our results of operations. For example, we use substantial quantities of natural gas and some petroleum-based raw materials in our manufacturing operations. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could require us to reformulate products or limit our production. Supply chain disruptions could decrease access to manufacturing inputs or sourced products or significantly increase the cost to purchase these items. The cost of some inputs has been volatile in recent years and availability has been limited at times due to a number of factors, most notably the impact of the COVID-19 pandemic and subsequent recovery, in addition to the impact of global events, including the conflict in Ukraine. A decrease in availability or increases in costs of manufacturing inputs or sourced products, and any inability to pass along such costs through price increases, could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We believe the relationship with our partner, Worthington, is an important element in the success of this joint venture. In September 2022, Worthington announced a plan to separate into two independent, publicly-traded companies (the “Worthington Separation"). One company is expected to be comprised of Worthington’s Steel Processing operating segment, and the other company, which will include Worthington’s investment in WAVE, is expected to be comprised of Worthington’s Consumer Products, Building Products and Sustainable Energy Solutions operating segments. The Worthington Separation transaction is expected to be completed by early 2024, but is subject to certain conditions, including, among other things, general market conditions, finalization of the capital structure of the two companies, completion of steps necessary to qualify the separation as a tax-free transaction, receipt of regulatory approvals and final approval from the Worthington’s board of directors. If the Worthington Separation or any other change in ownership, change of control, change in management or management philosophy, change in business strategy or another change with respect to our partner adversely impacts our relationship, WAVE’s performance could be adversely impacted. In addition, our partner may develop economic or business interests or goals that are different from or inconsistent with our interests or goals, which may impact our ability to influence or align WAVE’s strategy and operations with our interests or goals.

Increased labor costs, labor disputes, work stoppages or union organizing activity, as well as increased labor shortages, or an inability to attract and retain talented employees could delay or impede production and could have an adverse effect on our financial condition, liquidity or results of operations.

We rely on our employees to manufacture and sell our products. Labor disputes, which may result in work stoppages or union organizing activities, can directly impact production levels. As the majority of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, we often incur costs attributable to periodic renegotiation of those agreements, which may be difficult to project. Collective bargaining agreements covering approximately 200 employees at one U.S. plant will expire during 2023. We are also subject to the risk that strikes or other conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not currently have union representation. Prolonged negotiations, conflicts or related activities could also lead to costly work stoppages and loss of productivity. Our overall labor costs, which includes costs of the activities described above and employee benefit plans, directly impact our business and financial results.

Our success is also dependent upon our ability to attract and retain a qualified and diverse workforce. In many cases, we rely upon our employees’ high degree of technical knowledge and industry experience. There can be no assurance that we will continue to attract and retain talented employees, particularly during times of increased labor costs or labor shortages. An inability to attract and retain a sufficient number of employees could adversely impact our business, financial condition or results of operations.

We continuously pursue productivity initiatives and periodically engage in cost-saving initiatives. Our inability to execute these initiatives may result in lower-than-expected savings in our operating cost structure or may not improve our operating results.

We aggressively seek ways to make our operations more efficient and effective. We may reduce, move, modify or expand our plants and operations, as well as our sourcing and supply chain arrangements, and invest in technology, as needed, to control costs and improve productivity. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays resulting from equipment failures or other interruptions in production, or if other unforeseen events occur, our financial condition, liquidity or results of operations could be materially and adversely affected.

Our pursuit of environmental, social and governance ("ESG") and sustainability objectives, including those related to climate change, may not achieve the anticipated benefits we expect or may not align with new regulations or expectations of stakeholders, including investors, which could have an adverse effect on our business, financial condition or results of operations.

In recent years, governmental and societal attention on ESG topics has increased. These ESG topics include greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equity and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Evolving government and societal expectations around these issues and our efforts to manage and report on them, as well as accomplish our ESG goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact.

In November 2022, we published our second Sustainability Report, which includes certain 2030 ESG and sustainability goals and our progress towards meeting those goals. We may not achieve the anticipated benefits we expect from these or other ESG and sustainability goals, which may damage our reputation, or these efforts may not align with new regulations or expectations of stakeholders Efforts to achieve these goals may result in higher or unforeseen costs. In addition, we may encounter challenges measuring our progress towards the achievement of our ESG goals.

In recent years, there has been an increased focus by governmental organizations on ESG and sustainability issues, which may result in new legislation and regulations that could negatively affect our business. New legislation and regulations in the United States and in the foreign countries in which we operate could impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases, which could adversely affect our operations and financial results.

Further, domestic and foreign legislative or regulatory actions and changing customer policies relating to climate change, such as new environmentally responsible building codes and standards, could adversely impact our business by increasing our energy costs and/or reducing fuel efficiency which could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades or require that we modify our products or processes in a manner that increases our costs and/or reduces our profitability. Any of the foregoing factors could impair our operating efficiency and productivity and result in higher operating costs.

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

We regularly evaluate potential mergers, acquisitions, joint ventures, strategic alliances or other investments that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities, particularly in our Architectural Specialties segment for which we have completed four acquisitions since July 2020. Any such strategic transaction involves a number of risks, including potential disruption of our ongoing business and distraction of management, difficulty with integrating or separating personnel and business operations and infrastructure, and increasing or decreasing the scope, geographic diversity and complexity of our operations. Strategic transactions could involve payment by us of a substantial amount of cash, assumption of liabilities and indemnification obligations, regulatory requirements, incurrence of a substantial amount of debt or issuance of a substantial amount of equity. Certain strategic opportunities may not result in the consummation of a transaction or may fail to realize the intended benefits and synergies. If we fail to identify, consummate and integrate our strategic transactions in a timely and cost-effective manner, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

We may also incur additional indebtedness, which could exacerbate the risks described above. We cannot guarantee future access to capital markets, which may limit our ability to obtain new debt financing or refinance existing debt obligations. In addition, to the extent that our indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase. In the past year, the U.S. Federal Reserve increased its benchmark federal funds rate 425 basis points due to inflationary pressures driven primarily by the COVID-19 pandemic and ongoing recovery. This has resulted in an increase in market interest rates, including the interest rates associated with our indebtedness. Interest rates may continue to increase in the future depending on actions by the U.S. Federal Reserve and overall inflation.

Any of the above-listed factors could have a material adverse effect on our financial condition, liquidity or results of operations.

We require a significant amount of liquidity to fund our operations and our indebtedness exposes us to materially negative unforeseen events.

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

Under the terms of our senior secured credit facility, we are required to maintain specified leverage and interest coverage ratios. Our ability to meet these ratios could be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of the restrictive covenants or ratios would result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may be able to elect to declare all outstanding borrowings under our facility, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest. The lenders may also have the right in these circumstances to terminate commitments to provide further borrowings.

Significant changes in factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.

We maintain pension and postretirement plans in the U.S. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans.

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

In the aggregate, our U.S. pension plans were overfunded by $54.6 million as of December 31, 2022. Our unfunded U.S. postretirement plan liabilities were $61.9 million as of December 31, 2022. If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

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

The building materials industry has been subject to claims relating to raw materials such as silicates, polychlorinated biphenyl (“PCB”), polyvinyl chloride (“PVC”), formaldehyde, fire-retardants and claims relating to other issues such as mold and toxic fumes, as well as claims for incidents of catastrophic loss, such as building fires. We have not received any significant claims involving our raw materials or our product performance; however, product liability insurance coverage may not be available at commercially acceptable premium levels or at all, or such coverage may not be adequate in all circumstances to cover claims that may arise in the future.

In addition, our operations are subject to various environmental, health, and safety laws and regulations. These laws and regulations not only govern our current operations and products, but may also impose potential liability on us for our past operations and past operations at sites on which we operate. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future.

Potential regulatory actions, product and service claims, environmental claims and other litigation could be costly and have an adverse effect on our financial condition, liquidity or results of operations. Insurance coverage may not be available or adequate in all circumstances.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While we strive to ensure that our products and services comply with applicable government regulatory standards and internal requirements, and that our products and services perform effectively and safely, customers from time to time could claim that our products and services do not meet warranty or contractual requirements, and users could claim to be harmed by use or misuse of our products and services. These claims could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. They could also result in negative publicity.

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

A portion of our sales are generated through international trade. These sales are subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks. Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, and loss of sales to local competitors following currency devaluations in countries where we import products for sale. In addition, a part of our growth strategy depends on our ability to expand our operations in Canada and Latin America, including emerging markets that have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets.

In addition, in countries outside of the United States, particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-corruption or anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws, as well as U.S. and foreign export and trading laws, could subject us to civil and criminal penalties. As we continue to expand our business, we may have difficulty anticipating and effectively managing these and other risks that our operations may face, which may adversely affect our business outside the United States and our financial condition, liquidity or results of operations.

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

Our business has greater sales opportunities when construction activity, including both new building construction and renovation of existing buildings, is strong and, conversely, has fewer opportunities when such activity declines. The cyclical nature of construction activity, including construction activity funded by the public sector, tends to be influenced by prevailing economic conditions, including the rate of growth in gross domestic product, prevailing interest rates, government spending patterns, business, investor and consumer confidence, inflation, availability of labor, adequately functioning supply chains and other factors beyond our control. Our revenue opportunities come from new construction as well as renovation of existing buildings. Most of our revenue comes from the following sectors of commercial construction – office, education, transportation, healthcare and retail. Commercial construction activity for these sectors can be influenced by the changing needs for spaces, including potential declines in demand for office space as a result of sustained remote or hybrid work models. Prolonged downturns or delays in construction activity could have a material adverse effect on our financial condition, liquidity or results of operations.

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

A number of our customers, including distributors and contractors, have consolidated in recent years and consolidation could continue. Further consolidation could impact margin growth and profitability as larger customers may realize certain operational and other benefits of scale. The economic and competitive landscape for our customers is constantly changing, and our customers' responses to those changes could impact our business. The demand for our products can also be impacted by the buying patterns of certain customers and how they manage their inventory levels. These factors could have a material adverse impact on our business, financial condition or results of operations.

Our operating and information systems may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could interrupt or damage our operations.

In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. These information systems may be disrupted or fail as a result of events that are wholly or partially beyond our control, including events such as power loss, software or hardware defects, or hacking, computer viruses, malware, ransomware or other cyber-attacks. All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations.

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

Our business is dependent upon third-party vendors and suppliers whose failure to perform adequately could have an adverse effect on our financial condition, liquidity or results of operations.

We source a significant portion of raw materials and sourced products from third parties. Our ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality raw materials and sourced products will impact our success in meeting customer demand for timely delivery of quality products.

The ability of third-party suppliers to timely deliver raw materials and sourced products may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, demand volatility or port congestion, unavailability of shipping containers or other equipment, or significant weather and health conditions affecting manufacturers and/or shippers. Any adverse change in our relationships with our third-party suppliers, the financial condition of third-party suppliers, the ability of third-party suppliers to manufacture and deliver outsourced raw materials or sourced products on a timely basis could have a material adverse effect on our business, financial condition or results of operations.

In addition, the financial condition of our vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment. Any inability of our vendors and suppliers to timely deliver quality raw materials and sourced products or any unanticipated change in supply, quality or pricing of products could have a material adverse effect on our business, financial condition or results of operations.

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

Climate change and related extreme weather events in these geographic areas could result in:

•
impacts to our operations if one of our facilities is affected by such an event;
•
impacts to our customers through changes in construction activity in the markets in which we operate;
•
impacts to our vendors and suppliers through decreased availability or increased costs of manufacturing inputs or sourced products;
•
impacts to the broader supply chain through inability to ship and receive goods.

We may not be able to forecast the likelihood or severity of any of these impacts. Any of these could have a material adverse effect on our business, financial condition, or results of operations.

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

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption and there is no guarantee that markets will fully recover from the impacts caused by the pandemic. The extent to which COVID-19, or other public health pandemics, impacts our employees, operations, customers, suppliers and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. Any of these events could have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a 100-acre, multi-building campus in Lancaster, Pennsylvania comprising the site of our corporate headquarters and most of our non-manufacturing operations.

As of December 31, 2022, we operated 17 manufacturing plants, including 15 plants located within the U.S. and two plants in Canada. This includes our St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018. The facility was classified as an asset held for sale as of December 31, 2022.

WAVE operates seven additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Nine of our plants are leased and the remaining eight are owned.

Operating Segment	Number of Plants	Location of Principal Facilities

Mineral Fiber	6	U.S. (Florida, Georgia, Ohio, Oregon, Pennsylvania and West Virginia)
Architectural Specialties	11	U.S. (California (3), Illinois (2), Missouri and Ohio (3)), Canada (Quebec and Ontario)

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

ITEM 3. LEGAL PROCEEDINGS

See the “Specific Material Events” section of the “Environmental Matters” section of Note 27 to the Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings. We are party to various other lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, employees and other matters. We do not believe that any such current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations. However, regardless of outcome, litigation and related matters can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.” As of February 15, 2023, there were 225 holders of record of AWI’s common stock.

Dividends are payable when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments,” which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. We declared dividends on a quarterly basis, totaling $0.947 per share in 2022. On February 14, 2023, our Board of Directors declared a dividend of $0.254 per common share outstanding. The dividend will be paid on March 16, 2023, to shareholders of record as of the close of business on March 2, 2023. For further discussion of the debt agreements, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Risk Factors in Item 1A in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31, 2022	175,683	$80.75	175,683	$354,602,234
November 1 – 30, 2022	77,322	$75.22	77,292	$348,788,133
December 1 – 31, 2022	1,824	$72.30	-	$348,788,133
Total	254,829		252,975

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

During 2022, we repurchased 1.9 million shares under the Program for a total cost of $165.0 million, excluding commissions, or an average price of $87.31 per share. Since inception, through December 31, 2022, we have repurchased 12.4 million shares under the Program for a total cost of $851.2 million, excluding commissions, or an average price of $68.66 per share.

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

Overview

AWI is a leader in the design, innovation and manufacture of ceiling and wall solutions in the Americas. Our products primarily include mineral fiber, fiberglass wool, metal, wood, wood fiber, glass-reinforced-gypsum and felt. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Industries, Inc. (“Worthington”) called Worthington Armstrong Venture (“WAVE”).

COVID-19

The impact of the COVID-19 pandemic on our future consolidated results of operations remains uncertain. During 2020, we noted delays in construction driven by temporary closures of non-essential businesses, with the most significant impacts in certain major metropolitan areas impacted by COVID-19. Beginning in 2021, market conditions began to improve as the impact of the pandemic lessened. Throughout 2022, our results of operations continued to be impacted by delays in construction starts and extended project timelines, in addition to higher inflation, all of which were related, in part, to the pandemic and subsequent recovery. We continue to monitor and manage the impact of COVID-19 and its potential impacts to our business.

In an effort to operate safely and responsibly, we continue to follow guidelines from governmental health authorities across all our facilities. As of December 31, 2022, all of our manufacturing facilities were operational, excluding our St. Helens, Oregon facility which was idled in the second quarter of 2018.

We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during 2022, 2021 or 2020, although future events may require such charges. We will continue to evaluate the nature and extent of the COVID-19 pandemic’s impact on our financial condition, results of operations and cash flows.

Acquisitions

In November 2022, we acquired the business and assets of GC Products, Inc. (“GC Products”), based in Lincoln, CA. GC Products is a designer and manufacturer of glass-reinforced-gypsum, glass-reinforced-cement, molded ceiling and specialty wall products with one manufacturing facility.

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

Manufacturing Plants

As of December 31, 2022, we operated 17 manufacturing plants, including 15 plants located within the U.S. and two plants in Canada. This includes our St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018. The facility was classified as an asset held for sale as of December 31, 2022.

WAVE operates seven additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

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

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances. Our Unallocated Corporate segment also includes all expenses related to our German defined benefit pension plan that was formerly reported in our Europe, Middle East and Africa (including Russia) (“EMEA”) and Pacific Rim segments and was not included in the sale of certain subsidiaries comprising our businesses and operations in EMEA and the Pacific Rim, including the corresponding businesses and operations conducted by WAVE (collectively, the "Sale") to Knauf International GmbH (“Knauf”) in 2019.

Factors Affecting Revenues

For information on our segments’ 2022 net sales by geography, see Note 3 to the Consolidated Financial Statements included in this Form 10-K. For information on our segments’ 2022 net sales disaggregated by major customer groups, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in the building product construction markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into commercial construction market activity, including, but not limited to, GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The company continues to monitor the impacts of global events, including the conflict in Ukraine, which due to our Americas-only geography, had minimal direct impact on our results of operations in 2022.

We noted several factors and trends within our markets that directly affected our business performance during 2022 compared to 2021, most importantly the elongated economic recovery from the COVID-19 pandemic combined with on-going challenges to global supply chains and labor availability, as well as to the impact of higher inflation. During the second half of 2022, we experienced market demand weakening and further project delays. These impacts were most pronounced for our Mineral Fiber segment, while our results benefited from improved performance within our Architectural Specialties segment, primarily driven by our 2020 acquisitions. During 2022, increased sales volumes contributed $33 million to revenue compared to 2021.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. Typically, realized price increases are less than announced price increases because of project pricing, competitive adjustments and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and like-for-like pricing impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for 2022 by approximately $94 million compared to 2021. Our Architectural Specialties segment revenues are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During each quarter of 2022, we implemented price increases on Mineral Fiber ceiling, grid products and certain Architectural Specialties products. In the fourth quarter of 2022, we also announced price increases on Mineral Fiber ceiling, grid products and certain Architectural Specialties products that became effective in the first quarter of 2023. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation impact on our business.

Seasonality. Historically, our sales have been stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and selling, general, and administrative (“SG&A”) expenses.

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper and starch. Other raw materials include aluminum, clays, felt, pigment, steel, wood and wood fiber. We manufacture most of our mineral wool needs at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs are generally beyond our control and have a direct impact on our financial results. Global supply chain and labor disruptions have contributed to raw material, energy and transportation cost inflation. In 2022, higher costs for raw materials and energy negatively impacted operating income by $34 million compared to 2021. In addition, higher costs to transport goods to customers in 2022 resulted in a $6 million negative impact to operating income compared to 2021.

2020 Acquisition-Related Expenses and Losses (Gains)

In connection with our 2020 acquisitions of Turf, Moz and Arktura, we recorded certain acquisition-related expenses and losses (gains) to operating income in 2022, 2021 and 2020, summarized as follows (dollar amounts in millions):

	2022	2021	2020	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
Deferred revenue	$-	$0.7	$0.7	Net sales
Loss (gain) related to change in fair value of contingent consideration	11.0	(4.1)	0.1	Loss (gain) related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	7.9	12.8	0.5	SG&A expenses
Inventory	-	0.3	0.1	Cost of goods sold
Net negative impact to operating income	$18.9	$9.7	$1.4

The deferred revenue and inventory amounts above reflect the post-acquisition expenses associated with recording these liabilities and assets at fair value as part of purchase accounting. The change in fair value of contingent consideration is related to our Moz and Turf acquisitions and was remeasured quarterly during each acquisition's respective earn-out period. See Note 19 to the Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the awardees’ continued employment with AWI. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above. See Note 5 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Please refer to Notes 3 and 6 to the Consolidated Financial Statements for a reconciliation of segment operating income to consolidated earnings from continuing operations before income taxes and additional financial information related to discontinued operations.

2022 COMPARED TO 2021

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

(dollar amounts in millions)

	2022	2021	Change is Favorable
Total consolidated net sales	$1,233.1	$1,106.6	11.4%
Operating income	$278.7	$260.0	7.2%

Consolidated net sales increased 11.4% with favorable AUV contributing $94 million and higher volumes contributing $33 million. Mineral Fiber net sales increased $69 million year-over-year and Architectural Specialties net sales increased $58 million. The increase in Mineral Fiber segment net sales was driven by improved AUV which was partially offset by lower volumes. Favorable AUV was driven by increased like-for-like pricing, partially offset by negative customer channel mix. Lower volumes resulted primarily from a reduction of inventory levels at certain customers in the first half of 2022, in addition to weakening market demand in the second half of the year. Architectural Specialties segment net sales increased due to broad based growth across our product categories.

Cost of goods sold was 63.6% of net sales in 2022, compared to 63.3% in 2021. The increase in cost of goods sold as a percent of net sales was driven by higher raw material, energy and freight inflation, partially offset by favorable AUV performance and improved manufacturing productivity.

SG&A expenses in 2022 were $237.0 million, or 19.2% of net sales, compared to $237.4 million, or 21.5% of net sales, in 2021. SG&A expense in 2022 included a $19 million decrease in intangible asset amortization and acquisition-related expenses related to the Architectural Specialties segment, which was offset by a $18 million increase in selling expenses primarily related to investments in capabilities and incentive compensation in support of increased Architectural Specialties sales and partially related to growth initiative investments.

In 2022 and 2021, we recorded $11.0 million of remeasurement losses for changes in the fair value of contingent consideration related to the acquisition of Turf. In 2021, we recorded $4.1 million of remeasurement gains for changes in the fair value of contingent consideration related to the acquisitions of Turf and Moz. See Note 19 to the Consolidated Financial Statements for further information.

Equity earnings from our WAVE joint venture were $77.6 million in 2022, compared to $87.7 million in 2021. The decrease in WAVE earnings resulted primarily from lower volumes and higher steel cost, partially offset by favorable AUV. WAVE volumes throughout 2022 were negatively impacted by a reduction of inventory levels at certain customers in addition to weakening market conditions in the second half of the year. See Note 11 to the Consolidated Financial Statements for further information.

Interest expense was $27.1 million in 2022, compared to $22.9 million in 2021. The increase in interest expense was primarily due to higher interest rates on floating rate debt.

Other non-operating income, net, was $6.0 million in 2022, compared to $5.6 million in 2021. Other non-operating income, net, is primarily comprised of the non-service cost components of pension and postretirement net period benefit costs. See Note 18 and Note 25 to the Consolidated Financial Statements for further information.

Income tax expense was $57.7 million in 2022, compared to $57.4 million in 2021. The effective tax rate for 2022 was 22.4% compared to a rate of 23.7% for 2021. The effective tax rate for 2022 decreased in comparison to 2021 due to an increase in benefits recognized from statute closures, in addition to a 2022 reduction in our valuation allowance for capital loss carryforwards.

Total Other Comprehensive Income (“OCI”) was $9.5 million in 2022, compared to Total Other Comprehensive Loss (“OCL”) of $0.3 million in 2021. The change in OCI was primarily driven by derivative gains. Derivative gain represents the adjustments to fair value of our derivative assets and liabilities and the recognition of gains and losses previously deferred in OCI. Also impacting the change in OCI were pension and postretirement adjustments and foreign currency translation adjustments. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in 2022 were driven primarily by changes in the Canadian dollar.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2022	2021	Change is Favorable/ (Unfavorable)
Total segment net sales	$887.4	$818.5	8.4%
Operating income	$260.9	$261.2	(0.1)%

Net sales increased due to $95 million of favorable AUV, partially offset by a negative impact of $26 million from lower volumes. The improvement in AUV was driven by like-for-like pricing benefits, partially offset by negative customer channel mix. Volumes were negatively impacted by a reduction of inventory levels at certain customers in the first half of 2022 in addition to weakening market conditions in the second half of the year.

Operating income was unchanged from the prior year due to a $76 million benefit from favorable AUV, offset by a $40 million increase in manufacturing costs, primarily driven by increased raw material, energy and freight costs partially offset by improved manufacturing productivity, an $18 million decrease from lower sales volumes, a $10 million decrease in equity earnings and an $8 million increase in selling expenses, primarily due to investments in growth initiatives.

Architectural Specialties

(dollar amounts in millions)

	2022	2021	Change is Favorable
Total segment net sales	$345.7	$288.1	20.0%
Operating income	$21.7	$4.2	416.7%

Net sales increased $58 million, driven by broad based growth across our product categories.

Operating income increased due to a $30 million margin benefit from increased sales and a $14 million reduction in intangible asset amortization, partially offset by a $10 million increase in selling expenses, primarily related to investments in capabilities and incentive compensation, and a $6 million increase in manufacturing costs. Segment operating income also included a $9 million increase in acquisition-related expenses and losses, primarily due to the change in the fair value of contingent consideration.

Unallocated Corporate

Unallocated Corporate operating loss was $4 million in 2022 compared to $5 million in 2021.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for 2022 provided $182.4 million of cash, compared to $187.2 million in 2021. The decrease was primarily due to negative timing-related working capital changes in accounts payable and accrued expenses, inventory and income tax payments, partially offset by a positive timing-related change in accounts receivable. These changes were partially offset by higher cash earnings.

Net cash provided by investing activities was $28.2 million for 2022, compared to $13.9 million used in 2021. The favorable change in cash was primarily due to an increase in dividends from our WAVE joint venture, the absence of purchase price adjustments paid to Knauf, and lower purchases of property, plant and equipment.

Net cash used for financing activities was $201.9 million in 2022, compared to $212.1 million in 2021. The favorable change in cash was primarily due to an increase in net borrowings under our revolving credit facility, partially offset by an increase in repurchases of outstanding common stock, payments of acquisition-related contingent consideration in 2022, and financing costs paid in connection with the amendment and restatement of our credit facility in December of 2022.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

On December 7, 2022, we amended and restated our $1,000.0 million variable rate senior secured credit facility. The $950.0 million amended senior secured credit facility is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. The terms of the amended senior secured credit facility resulted in a higher interest rate spread for both the revolving credit facility and Term Loan A (1.50% over the London Interbank Offered Rate (“LIBOR”) to initially 1.625% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point SOFR adjustment). The interest rate can fluctuate based upon our election of the floating rate, with applicable margin subject to adjustment based on our consolidated net leverage ratio. We also extended the maturity of both the revolving credit facility and Term Loan A from September 2024 to December 2027. In connection with the refinancing, we paid $3.1 million of bank, legal and other fees, of which $3.0 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the fourth quarter of 2022, we wrote off $0.6 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

As of December 31, 2022, total borrowings outstanding under our senior secured credit facility were $205.0 million under the revolving credit facility and $450.0 million under Term Loan A.

The amended senior secured credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of December 31, 2022, we were in compliance with all covenants of the senior secured credit facility.

The Term Loan A is currently priced on a variable interest rate basis. The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
September 19, 2022	$25.0	September 2022 to December 2023	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month LIBOR, inclusive of a 0% floor.

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to replace LIBOR rates with the SOFR effective in mid-2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the SOFR rate represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. In the second quarter of 2020, we adopted Accounting Standards Update 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of LIBOR. We have elected practical expedients available under Accounting Standards Update 2020-04 to allow for different reference rates in our senior secured credit facility and interest rate hedges.

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

	December 31, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

The table below reflects future payments of long-term debt, excluding $3.9 million of unamortized debt financing costs, and the related interest payments, which are projected based on market-based interest rate swap curves (dollar amounts in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt	$-	$22.5	$22.5	$22.5	$587.5	$-	$655.0
Scheduled interest payments	33.5	33.0	28.5	27.2	24.7	-	146.9

As of December 31, 2022, we had $106.0 million of cash and cash equivalents, $89.3 million in the U.S. and $16.7 million in various foreign jurisdictions, primarily Canada. As of December 31, 2022, we also had $295.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payment of debt obligations. In 2023, we expect to spend approximately $75 million to $85 million on capital expenditures and approximately $45 million on dividends.

On July 29, 2016, our Board of Directors approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We had $348.8 million remaining under the Board’s repurchase authorization as of December 31, 2022.

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

Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining discount rates. As of December 31, 2022 and 2021, we assumed discount rates of 5.21% and 2.98%, respectively, for our U.S. defined benefit pension plans. As of December 31, 2022 and 2021, we assumed discount rates of 5.12% and 2.72%, respectively, for our U.S. postretirement plan. The effects of the change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would impact 2023 non-operating income by $0.4 million.

We manage two U.S. defined benefit pension plans, our RIP, which is a qualified funded plan, and a nonqualified unfunded plan. For the RIP, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 30 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses. Over the 10-year period ended December 31, 2022, the historical annualized return was approximately 2.97% compared to an average expected return of 5.80%. The actual loss on plan assets incurred for 2022 was 20.71%, net of fees. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2022 U.S. pension cost was 3.75%. We have assumed a return on plan assets for 2023 of 6.50%. The 2023 expected return on assets was calculated in a manner consistent with 2022. Absent any other changes, a one-quarter percentage point increase or decrease in this assumption would impact 2023 non-operating income by $1.0 million.

Contributions to the unfunded pension plan were $2.8 million in 2022 and were made on a monthly basis to fund benefit payments. We estimate the 2023 contributions will be approximately $2.8 million. See Note 18 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a 5-10 year view of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions		Actual
	Post-65	Pre-65	Post-65	Pre-65
2021	7.6%	6.7%	12.8%	(48.1)%
2022	7.1%	6.6%	7.4%	22.7%
2023	7.8%	7.3%

The difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2022, health care cost increases are estimated to decrease ratably until 2030, after which they are estimated to be constant at 4.50%. See Note 18 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the remaining life expectancy of participants. Changes in assumptions could have significant effects on earnings in future years.

Total net actuarial losses related to our U.S. pension benefit plans as of December 31, 2022 increased by $19.8 million in 2022 primarily due to a less favorable than expected return on assets, partially offset by changes in actuarial assumptions (most significantly a 223-basis point increase in the discount rate). The $19.8 million actuarial loss impacting our U.S. pension plans is reflected as a component of other comprehensive income in our Consolidated Statements of Operations and Comprehensive Income along with actuarial gains and losses from our foreign pension plan and our U.S. postretirement benefit plan.

Income Taxes – Our effective tax rate is primarily determined based on our pre-tax income, statutory income tax rates in the jurisdictions in which we operate, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for state net operating losses (“NOL”) and capital loss carryforwards.

As of December 31, 2022, we have recorded valuation allowances totaling $48.7 million for various federal and state deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 16 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2022 includes deferred income tax liabilities of $169.4 million, net of $112.6 million of deferred tax assets. We have established $48.7 million of valuation allowances consisting of $31.3 million for state deferred tax assets, primarily operating loss carryforwards, and $17.4 million for federal and state deferred tax assets related to capital loss carryforwards. Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

As of December 31, 2022 and 2021, we had $675.5 million and $700.9 million, respectively, of gross state NOL carryforwards expiring between 2023 and 2042. We estimate we will need to generate future U.S. taxable income of approximately $360.1 million for state income tax purposes during the respective realization periods (ranging from 2023 to 2042) to be able to fully realize the net state NOL deferred income tax assets.

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

In 2022, indefinite-lived intangibles and goodwill were tested for impairment based on the identified asset (for indefinite-lived intangibles) or on our identified reporting units (for goodwill). There were no impairment charges recorded in 2022, 2021 or 2020 related to intangible assets. We did not test tangible assets within our continuing operations for impairment in 2022, 2021 or 2020 as no indicators of impairment existed.

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used, the total consideration including the estimated fair value of the contingent consideration, could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value assigned to an acquired asset or an increase in the amounts recorded for assumed liabilities.

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

In December 2022, we amended and restated our senior secured credit facility. The senior secured credit facility is initially priced on a variable interest rate of 1.625% over SOFR, plus a 10-basis point SOFR adjustment. The interest rate can fluctuate based upon our election of the floating rate, with applicable margin subject to adjustment based on our consolidated net leverage ratio. We have elected practical expedients available under U.S. GAAP to allow for different reference rates in our senior secured credit facility and interest rate hedges.

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

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A and revolving credit facility. A hypothetical increase of one-quarter percentage point in SOFR interest rates from December 31, 2022 levels would increase 2023 interest expense by approximately $0.7 million. We have active interest rate swaps outstanding, which effectively fix the interest rates for a portion of our debt. These interest rate swaps are included in this calculation.

As of December 31, 2022, we had interest rate swaps outstanding with notional amounts of $425.0 million. We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Under the terms of these swaps, we receive 1-month LIBOR and pay a fixed rate over the hedged period. The following table summarizes our interest rate swaps as of December 31, 2022 (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
September 19, 2022	$25.0	September 2022 to December 2023	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. The net asset measured at fair value was $11.4 million as of December 31, 2022.

The table below provides information about our long-term debt obligations as of December 31, 2022, including payment requirements and related weighted-average interest rates by scheduled maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2023	2024	2025	2026	2027	After 2027	Total
Variable rate principal payments	$-	$22.5	$22.5	$22.5	$587.5	$-	$655.0
Average interest rate	4.73%	3.50%	2.75%	2.70%	2.75%	-	2.77%

Variable rate principal payments reflected in the preceding table exclude $3.9 million of unamortized debt financing costs as of December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA

Quarterly Financial Information for the Quarter Ended December 31, 2022 (Unaudited)

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

Schedule II for the Years Ended December 31, 2022, 2021 and 2020.

Armstrong World Industries, Inc., and Subsidiaries

Quarterly Financial Information (unaudited)

(dollar amounts in millions, except for per share data)

Fourth Quarter 2022 Compared To Fourth Quarter 2021 – Continuing Operations

Consolidated fourth-quarter 2022 net sales of $304.5 million increased 7.8% compared to the prior year quarter, driven by favorable AUV of $29 million which was partially offset by lower volumes of $7 million.

Mineral Fiber net sales increased 4.2% due to favorable AUV of $30 million which was partially offset by lower volumes of $21 million. Architectural Specialties net sales increased 17.5% due to broad based growth across our product categories.

For the fourth quarter of 2022, cost of goods sold was 63.4% of net sales, compared to 63.7% in the fourth quarter of 2021. The year-over-year decrease in cost of goods sold as a percent of net sales was driven by favorable AUV and improved manufacturing productivity which was partially offset by higher raw material, energy and freight inflation.

SG&A expenses in the fourth quarter of 2022 were $59.1 million, or 19.4% of net sales compared to $60.9 million, or 21.6% of net sales, in the fourth quarter of 2021. The decrease in SG&A expenses was driven primarily by a $4 million decrease in intangible asset amortization and acquisition-related expenses related to the Architectural Specialties segment and a $1 million decrease in incentive and deferred compensation expense, which was partially offset by a $4 million increase in selling expenses.

In the fourth quarter of 2022, the changes in the fair value of contingent consideration resulted in $2.3 million of remeasurement gains for changes in the fair value of contingent consideration related to the acquisition of Turf. In the fourth quarter of 2021, we recorded $5.6 million of remeasurement losses for changes in the fair value of contingent consideration related to the acquisitions of Turf and Moz. See Note 19 to the Consolidated Financial Statements for further information.

Equity earnings in the fourth quarter of 2022 were $15.9 million compared to $19.6 million in the fourth quarter of 2021. The decrease in WAVE earnings resulted primarily from lower volumes which were partially offset by favorable AUV. See Note 11 to the Consolidated Financial Statements for further information.

Operating income increased 27.2% to $70.6 million in the fourth quarter of 2022 compared to $55.5 million in the fourth quarter of 2021.

Interest expense in the fourth quarter of 2022 was $9.2 million compared to $5.5 million in the fourth quarter of 2021. The increase in interest expense was primarily due to higher interest rates on floating rate debt, coupled with slightly higher average debt balances.

Fourth quarter income tax expense was $14.5 million on pre-tax earnings of $63.3 million in 2022 compared to $9.4 million on pre-tax earnings of $51.3 million in 2021. The effective tax rate for the fourth quarter of 2022 was higher than the same period in 2021 primarily due to a lower benefit from statute closures.

Basic and diluted earnings per share were $1.07 in the fourth quarter of 2022, compared to basic and diluted earnings per share of $0.88 in the fourth quarter of 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2022, as stated in their report included herein.

/s/ Victor D. Grizzle

Victor D. Grizzle
Director, President and Chief Executive Officer

/s/ Christopher P. Calzaretta

Christopher P. Calzaretta
Senior Vice President and Chief Financial Officer

/s/ James T. Burge

James T. Burge
Vice President and Corporate Controller

February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong World Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Pension and postretirement benefit obligations

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company’s pension projected benefit obligations and the fair value of plan assets for the U.S. plans were $337.1 million and $391.7 million, respectively, as of December 31, 2022, resulting in a funded status of $54.6 million. Additionally, the Company’s accumulated postretirement benefit obligation was $61.3 million, which is an unfunded liability.

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
February 21, 2023

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$1,233.1	$1,106.6	$936.9
Cost of goods sold	784.0	701.0	603.8
Gross profit	449.1	405.6	333.1
Selling, general and administrative expenses	237.0	237.4	163.2
Loss (gain) related to change in fair value of contingent consideration	11.0	(4.1)	0.1
(Gain) related to sale of fixed and intangible assets	-	-	(21.0)
Equity (earnings) from joint venture	(77.6)	(87.7)	(64.0)
Operating income	278.7	260.0	254.8
Interest expense	27.1	22.9	24.1
Other non-operating (income) expense, net	(6.0)	(5.6)	357.4
Earnings (loss) from continuing operations before income taxes	257.6	242.7	(126.7)
Income tax expense (benefit)	57.7	57.4	(42.6)
Earnings (loss) from continuing operations	199.9	185.3	(84.1)
Gain (loss) from disposal of discontinued businesses, net of tax (benefit) expense of ($3.0), $1.7 and ($1.4)	3.0	(2.1)	(15.0)
Net earnings (loss) from discontinued operations	3.0	(2.1)	(15.0)
Net earnings (loss)	$202.9	$183.2	$(99.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.8)	-	(7.1)
Derivative gain (loss), net	18.6	9.9	(10.5)
Pension and postretirement adjustments	(7.3)	(10.2)	284.4
Total other comprehensive income (loss)	9.5	(0.3)	266.8
Total comprehensive income	$212.4	$182.9	$167.7
Earnings (loss) per share of common stock, continuing operations:
Basic	$4.31	$3.88	$(1.76)
Diluted	$4.30	$3.86	$(1.76)
Earnings (loss) per share of common stock, discontinued operations:
Basic	$0.07	$(0.04)	$(0.31)
Diluted	$0.07	$(0.04)	$(0.31)
Net earnings (loss) per share of common stock:
Basic	$4.38	$3.84	$(2.07)
Diluted	$4.37	$3.82	$(2.07)
Average number of common shares outstanding:
Basic	46.3	47.6	47.9
Diluted	46.4	47.9	47.9

See accompanying notes to consolidated financial statements beginning on page 42.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$106.0	$98.1
Accounts and notes receivable, net	112.4	109.1
Inventories, net	110.0	90.2
Income taxes receivable	1.8	1.4
Other current assets	26.3	23.1
Total current assets	356.5	321.9
Property, plant, and equipment, net	554.4	542.8
Operating lease assets	18.8	21.0
Finance lease assets	16.0	18.4
Prepaid pension costs	83.2	109.0
Investment in joint venture	23.9	50.0
Goodwill	167.3	167.0
Intangible assets, net	407.7	421.4
Income taxes receivable	-	0.6
Other non-current assets	59.4	57.9
Total assets	$1,687.2	$1,710.0
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$-	$25.0
Accounts payable and accrued expenses	172.5	174.9
Operating lease liabilities	5.9	5.6
Finance lease liabilities	2.2	2.2
Income taxes payable	2.1	1.9
Total current liabilities	182.7	209.6
Long-term debt, less current installments	651.1	606.4
Operating lease liabilities	13.2	15.6
Finance lease liabilities	14.6	16.8
Postretirement benefit liabilities	54.8	71.1
Pension benefit liabilities	27.6	36.9
Other long-term liabilities	25.8	46.7
Income taxes payable	13.1	20.3
Deferred income taxes	169.3	166.9
Total non-current liabilities	969.5	980.7
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,936,820 shares issued and 45,572,185 shares outstanding as of December 31, 2022 and 62,775,155 shares issued and 47,302,299 shares outstanding as of December 31, 2021	0.6	0.6
Capital in excess of par value	573.6	561.3
Retained earnings	1,169.9	1,011.4
Treasury stock, at cost, 17,364,635 shares as of December 31, 2022 and 15,472,856 shares as of December 31, 2021	(1,109.0)	(944.0)
Accumulated other comprehensive (loss)	(100.1)	(109.6)
Total shareholders' equity	535.0	519.7
Total liabilities and shareholders' equity	$1,687.2	$1,710.0

See accompanying notes to consolidated financial statements beginning on page 42.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2019	47,992,348	$0.6	$555.7	$1,008.2	14,271,047	$(823.5)	$(376.1)	$364.9
Stock issuance, net	335,936	-	-	-	-	-	-	-
Cash dividends - $0.810 per common share	-	-	-	(39.3)	-	-	-	(39.3)
Share-based employee compensation	-	-	2.0	-	-	-	-	2.0
Net (loss)	-	-	-	(99.1)	-	-	-	(99.1)
Other comprehensive income	-	-	-	-	-	-	266.8	266.8
Restricted stock issued to employees in connection with acquisition	94,230	-	(4.0)	-	(94,230)	4.0	-	-
Acquisition of treasury stock	(508,693)	-	-	-	508,693	(44.4)	-	(44.4)
December 31, 2020	47,913,821	$0.6	$553.7	$869.8	14,685,510	$(863.9)	$(109.3)	$450.9

Stock issuance, net	173,379	-	0.1	-	2,445	(0.1)	-	-
Cash dividends - $0.861 per common share	-	-	-	(41.6)	-	-	-	(41.6)
Share-based employee compensation	-	-	7.5	-	-	-	-	7.5
Net earnings	-	-	-	183.2	-	-	-	183.2
Other comprehensive (loss)	-	-	-	-	-	-	(0.3)	(0.3)
Acquisition of treasury stock	(784,901)	-	-	-	784,901	(80.0)	-	(80.0)
December 31, 2021	47,302,299	$0.6	$561.3	$1,011.4	15,472,856	$(944.0)	$(109.6)	$519.7

Stock issuance, net	159,628	-	-	-	2,037	-	-	-
Cash dividends - $0.947 per common share	-	-	-	(44.4)	-	-	-	(44.4)
Share-based employee compensation	-	-	12.3	-	-	-	-	12.3
Net earnings	-	-	-	202.9	-	-	-	202.9
Other comprehensive income	-	-	-	-	-	-	9.5	9.5
Acquisition of treasury stock	(1,889,742)	-	-	-	1,889,742	(165.0)	-	(165.0)
December 31, 2022	45,572,185	$0.6	$573.6	$1,169.9	17,364,635	$(1,109.0)	$(100.1)	$535.0

See accompanying notes to consolidated financial statements beginning on page 42.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$202.9	$183.2	$(99.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	83.7	96.5	84.0
Write-off of debt refinancing fees	0.6	-	-
Loss on disposal of discontinued operations	-	0.4	16.4
Gain related to sale of fixed and intangible assets	-	-	(21.0)
Deferred income taxes	(1.6)	8.7	(89.3)
Share-based compensation	14.3	11.3	6.8
Equity earnings from joint venture	(77.6)	(87.7)	(64.0)
U.S. pension (credit) cost	(0.7)	0.1	367.7
Loss (gain) from change in fair value of contingent consideration	11.0	(4.1)	0.1
Payments of contingent consideration in excess of acquisition date fair value	(1.9)	-	-
Other non-cash adjustments, net	1.0	0.9	0.9
Changes in operating assets and liabilities:
Receivables	(12.4)	(30.9)	12.7
Inventories	(19.7)	(10.6)	(7.7)
Accounts payable and accrued expenses	(1.8)	38.6	(11.9)
Income taxes receivable and payable, net	(6.9)	(2.0)	35.2
Other assets and liabilities	(8.5)	(17.2)	(12.0)
Net cash provided by operating activities	182.4	187.2	218.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(74.8)	(79.8)	(55.4)
Return of investment from joint venture	104.5	78.3	81.5
Cash paid for acquisitions, net of cash acquired	(2.8)	(0.7)	(164.6)
Proceeds from the sale of assets	-	0.1	21.7
Payments of proceeds from Knauf to investment in joint venture	-	-	(25.9)
Payments to Knauf upon disposal of discontinued operations	-	(11.8)	(6.4)
Proceeds from company-owned life insurance, net	1.3	-	8.0
Net cash provided by (used for) investing activities	28.2	(13.9)	(141.1)
Cash flows from financing activities:
Proceeds from short-term debt	-	-	30.0
Payments of short-term debt	-	-	(30.0)
Proceeds from revolving credit facility	355.0	95.0	290.0
Payments of revolving credit facility	(315.0)	(155.0)	(180.0)
Proceeds from long-term debt	450.0	-	-
Payments of long-term debt	(468.7)	(25.0)	(6.3)
Financing costs	(3.1)	-	-
Dividends paid	(44.2)	(41.4)	(39.2)
Payments from share-based compensation plans, net of tax	(2.0)	(3.6)	(4.8)
Payments for finance leases	(2.2)	(2.1)	(1.8)
Payments of acquisition related contingent consideration	(6.7)	-	-
Payments for treasury stock acquired	(165.0)	(80.0)	(44.4)
Net cash (used for) provided by financing activities	(201.9)	(212.1)	13.5
Effect of exchange rate changes on cash and cash equivalents	(0.8)	-	0.4
Net increase (decrease) in cash and cash equivalents	7.9	(38.8)	91.6
Cash and cash equivalents at beginning of year	98.1	136.9	45.3
Cash and cash equivalents at end of year	$106.0	$98.1	$136.9
Supplemental Cash Flow Disclosures:
Interest paid	$26.9	$21.5	$24.1
Income tax payments, net	63.2	52.5	10.9
Amounts in accounts payable for capital expenditures	2.8	0.3	1.0

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

Acquisitions

In November 2022, we acquired the business and assets of GC Products, Inc. (“GC Products”), based in Lincoln, CA. GC Products is a designer and manufacturer of glass-reinforced-gypsum, glass-reinforced-cement, molded ceiling and specialty wall products with one manufacturing facility.

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

COVID-19 Considerations

The impact of the COVID-19 pandemic on our future consolidated results of operations is uncertain. The extent to which COVID-19 impacts our employees, operations, customers, suppliers and financial results depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future, including the impact of new variants); government actions taken in response to the pandemic, including required shutdowns; the availability, acceptance, distribution and continued effectiveness of vaccines; the impact on construction activity; supply chain disruptions; rising inflation; labor shortages; sustained remote or hybrid work models; our ability to manufacture and sell our products; and the ability of our customers to pay for our products. We did not record any asset impairments, inventory charges or material bad debt reserves related to COVID-19 during 2022, 2021 or 2020, but future events may require such charges, which could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Business Combinations. We account for acquisitions under the acquisition method and the results of acquired operations are included in the Consolidated Financial Statements from the acquisition date. Acquisition related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. Our definite-lived intangible assets are amortized over each respective asset's estimated useful life on a straight-line basis and recorded as a component of operating income (expense). The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date. Changes in the fair value of contingent consideration liabilities in reporting periods after the acquisition date are recorded within our Consolidated Statements of Operations and Comprehensive Income.

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

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses and forecasts of future profitability, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are generally not used as positive evidence related to the realization of the deferred tax assets in the assessment.

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

Concentration of Credit. We principally sell products to customers in building products industries. We monitor the creditworthiness of our customers and generally do not require collateral. Revenues from two commercial distributors, included within our Mineral Fiber and Architectural Specialties segments, individually exceeded 10% of our revenues in 2022, 2021 and 2020. Gross sales to these two customers totaled $547.8 million, $495.8 million and $370.3 million in 2022, 2021 and 2020, respectively.

Receivables. We sell our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade and miscellaneous receivables (which include supply related rebates and other), net of allowances for doubtful accounts, customer credits and warranties, are reported in accounts and notes receivable, net. Cash flows from the collection of receivables are classified as operating cash flows on the Consolidated Statements of Cash Flows.

We establish creditworthiness prior to extending credit. We estimate the recoverability of receivables each period. This estimate is based upon new information in the period, which can include the review of any available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. When events occur that impact the collectability of the receivable, all or a portion of the receivable is reserved. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

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

Property, plant and equipment is tested for impairment by asset group when indicators of impairment are present, such as operating losses and/or negative cash flows for each identified asset group. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted future cash flows, we determine the fair value of the asset group based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants, or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. We did not test tangible assets within our continuing operations for impairment in 2022, 2021 or 2020 as no indicators of impairment existed.

When assets are disposed of or retired, their costs and related depreciation or amortization are removed from the financial statements, and any resulting gains or losses are normally reflected in cost of goods sold or selling, general and administrative (“SG&A”) expenses depending on the nature of the asset.

Leases. We enter into operating and finance leases for certain manufacturing plants, warehouses, equipment and automobiles. Our leases have remaining lease terms of up to 15 years. Several leases include options for us to purchase leased items at fair value or

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

renew for up to 5 years, or multiple 5-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

We have lease agreements with lease and non-lease components, which we have elected to combine to determine the ROU assets and lease liabilities. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

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

Goodwill and Intangible Assets. Our definite-lived intangible assets are primarily customer relationships (amortized over 2 to 20 years), developed technology (amortized over 13 to 20 years) and acquired internally-developed software (amortized over 7 years). We review definite-lived intangible assets for impairment by asset group when indicators of impairment are present, such as operating losses and/or negative cash flows for the respective asset group. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted future cash flows, we determine the fair value of the asset group based on discounted future cash flows expected to be generated by the asset group or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. We did not test definite-lived intangible assets within our continuing operations for impairment in 2022, 2021 or 2020 as no indicators of impairment existed.

Our indefinite-lived assets include goodwill and other intangibles, primarily trademarks and brand names, with Armstrong representing our primary trademark. Trademarks and brand names are integral to our corporate identity and are expected to contribute indefinitely to our cash flows. Accordingly, they have been assigned an indefinite life. We conduct our annual impairment tests on these indefinite-lived intangible assets and goodwill during the fourth quarter. These assets undergo more frequent tests if an indication of possible impairment exists. When performing an impairment test for indefinite-lived intangible assets and goodwill, we compare the carrying amount of the asset (when testing indefinite-lived intangible assets) and reporting unit (when testing goodwill) to the estimated fair value. For indefinite-lived intangible assets, the estimated fair value is based on discounted future cash flows using the relief from royalty method. For goodwill, the estimated fair value is based on discounted future cash flows expected to be generated by the reporting unit. If the fair value is less than the carrying value of the asset/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset/reporting unit. We did not test indefinite-lived intangible assets within our continuing operations for impairment during any interim periods during 2022, as no indicators of impairment existed. We completed our annual impairment test in the fourth quarter of 2022 and no impairment charges were recorded in 2022, 2021 or 2020.

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

NOTE 3. NATURE OF OPERATIONS

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and soft fiber ceiling systems. Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, aesthetic appeal, and health and sustainability features. Ceiling products are sold to resale distributors, ceiling systems contractors and wholesalers and retailers (including large home centers). The Mineral Fiber segment also includes the results of our Worthington Armstrong Venture (“WAVE”) joint venture with Worthington Industries, Inc., which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture. Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems. For some customers, WAVE sells its suspension systems products to AWI for resale to customers. Mineral Fiber segment results reflect those sales transactions. The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, PA headquarters. Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances. Our Unallocated Corporate segment also includes all expenses related to our German defined benefit pension plan that was formerly reported in our Europe, Middle East and Africa (including Russia) (“EMEA”) and Pacific Rim segments and was not included in the sale of certain subsidiaries comprising our businesses and operations in EMEA and the Pacific Rim, including the corresponding businesses and operations conducted by WAVE (collectively, the “Sale”) to Knauf International GmbH (“Knauf”).

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For the year ended 2022	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$887.4	$345.7	$-	$1,233.1
Equity (earnings) from joint venture	(77.6)	-	-	(77.6)
Segment operating income (loss)	260.9	21.7	(3.9)	278.7
Segment assets	1,096.9	387.5	202.8	1,687.2
Depreciation and amortization	69.5	14.2	-	83.7
Investment in joint venture	23.9	-	-	23.9
Purchases of property, plant and equipment	63.8	11.0	-	74.8

For the year ended 2021	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$818.5	$288.1	$-	$1,106.6
Equity (earnings) from joint venture	(87.7)	-	-	(87.7)
Segment operating income (loss)	261.2	4.2	(5.4)	260.0
Segment assets	1,133.9	366.3	209.8	1,710.0
Depreciation and amortization	69.9	26.6	-	96.5
Investment in joint venture	50.0	-	-	50.0
Purchases of property, plant and equipment	64.8	15.0	-	79.8

For the year ended 2020	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$726.0	$210.9	$-	$936.9
Equity (earnings) from joint venture	(64.0)	-	-	(64.0)
Segment operating income	218.7	22.3	13.8	254.8
Segment assets	1,101.1	357.7	259.7	1,718.5
Depreciation and amortization	71.8	12.2	-	84.0
Investment in joint venture	41.2	-	-	41.2
Purchases of property, plant and equipment	45.5	9.9	-	55.4

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

	2022	2021	2020
Total consolidated operating income	$278.7	$260.0	$254.8
Interest expense	27.1	22.9	24.1
Other non-operating (income) expense, net	(6.0)	(5.6)	357.4
Earnings (loss) from continuing operations before income taxes	$257.6	$242.7	$(126.7)

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based on the location of our selling entities.

	2022	2021	2020
Geographic Areas
Net sales
Mineral Fiber:
United States	$816.3	$754.2	$674.1
Canada	71.1	64.3	51.9
Total Mineral Fiber	887.4	818.5	726.0

Architectural Specialties:
United States	$322.1	$268.0	$192.8
Canada	23.6	20.1	18.1
Total Architectural Specialties	345.7	288.1	210.9
Total net sales	$1,233.1	$1,106.6	$936.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Our product-based Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

	2022	2021
Property, plant and equipment, net at December 31,
Mineral Fiber:
United States	$496.8	$490.6
Total Mineral Fiber	496.8	490.6

Architectural Specialties:
United States	$52.3	$46.5
Canada	5.3	5.7
Total Architectural Specialties	57.6	52.2
Total property, plant and equipment, net	$554.4	$542.8

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

Retailers and other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors and consumers, online customers, major facility owners, group purchasing organizations and maintenance, repair and operating entities. Geographically, this category includes sales throughout the U.S. and Canada, and Latin America.

The following tables present net sales by major customer group within the Mineral Fiber and Architectural Specialties segments for the years ended December 31, 2022, 2021 and 2020:

Mineral Fiber	2022	2021	2020
Distributors	$654.1	$603.9	$525.2
Home centers	99.1	94.4	96.1
Direct customers	61.0	59.2	54.3
Retailers and other	73.2	61.0	50.4
Total	$887.4	$818.5	$726.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Architectural Specialties	2022	2021	2020
Distributors	$174.4	$150.5	$135.5
Direct customers	168.0	134.6	73.3
Retailers and other	3.3	3.0	2.1
Total	$345.7	$288.1	$210.9

NOTE 5. ACQUISITIONS

GC PRODUCTS

On November 4, 2022, we acquired the business and assets of GC Products for $2.8 million of cash. The total fair value of tangible assets acquired, less liabilities assumed, was $0.3 million. The total fair value of intangible assets acquired was $1.8 million, resulting in goodwill of $0.7 million. Identified intangible assets consist primarily of amortizable technologies of $0.7 million, amortizable customer relationships of $0.6 million, and a non-compete agreement of $0.2 million. All of the acquired goodwill is deductible for tax purposes. The 2022 acquisition of GC Products did not have a material impact on reported net sales or net earnings for the year ended December 31, 2022.

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

In connection with the Arktura acquisition, we formed Arktura Ventures LLC, an incubator entity for the development and commercialization of new products and solutions in the architecture, engineering and construction spaces. As of December 31, 2022, the venture entity had minimal funding and operations.

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

The contingent consideration is payable upon achievement of certain future performance objectives through 2022. The contingent consideration included up to $24.0 million in additional cash consideration for performance at certain revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth targets.

A portion of Turf's contingent consideration was payable upon the achievement of certain performance objectives through December 31, 2021, and the remaining portion is payable upon the achievement of certain performance objectives through December 31, 2022. The contingent consideration payable for the years ended December 31, 2022 and 2021 was classified as a current liability as of December 31, 2022 and 2021, and was paid in the first quarter of 2023 and 2022, respectively. See Note 19 for details related to the fair value of the contingent consideration.

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

2020
Net sales from continuing operations, pro forma (unaudited)	$1,009.0
Net sales from continuing operations, as reported	936.9
Net loss from continuing operations, pro forma (unaudited)	(69.2)
Net loss from continuing operations, as reported	(84.1)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 6. DISCONTINUED OPERATIONS

EMEA AND PACIFIC RIM BUSINESSES

In 2019, we completed the Sale of certain subsidiaries to Knauf. In 2020, we recorded a pre-tax loss of $17.2 million, primarily related to an $11.4 million purchase price adjustment related to certain pension liabilities included in the Sale in addition to working capital and other adjustments. In 2021, we recorded a pre-tax loss on sale of $0.4 million for final purchase price adjustments related to certain pension liabilities included in the Sale and paid $11.8 million to Knauf related to this purchase price adjustment. In 2022, we recorded a $2.0 million tax benefit related to federal tax statute of limitation closures.

FLOORING BUSINESSES

Separation and Distribution of Armstrong Flooring, Inc. (“AFI”)

On April 1, 2016, we completed our separation of AFI by transferring the assets and liabilities related primarily to our Resilient and Wood Flooring segments to AFI and then distributing the common stock of AFI to our shareholders at a ratio of one share of AFI common stock for every two shares of AWI common stock. In 2022, we recorded a $1.0 million tax benefit related to federal tax statute of limitation closures.

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

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2022
Earnings from discontinued businesses before income tax	$-	$-	$-
Income tax benefit	(2.0)	(1.0)	(3.0)
Net earnings from discontinued operations, net of tax	$2.0	$1.0	$3.0

Net earnings from discontinued operations	$2.0	$1.0	$3.0

EMEA and Pacific Rim Businesses
2021
(Loss) from disposal of discontinued businesses, before income tax	$(0.4)
Income tax expense	1.7
(Loss) from disposal of discontinued businesses, net of tax	$(2.1)

Net (loss) from discontinued operations	$(2.1)

	EMEA and Pacific Rim Businesses	Flooring Businesses	Total
2020
(Loss) gain from disposal of discontinued businesses, before income tax	$(17.2)	$0.8	$(16.4)
Income tax (benefit)	(1.4)	-	(1.4)
(Loss) gain from disposal of discontinued businesses, net of tax	$(15.8)	$0.8	$(15.0)

Net (loss) earnings from discontinued operations	$(15.8)	$0.8	$(15.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following is a summary of total gains and losses related to our former EMEA and Pacific Rim businesses through the date of disposal, and gains on the dissolution of our previously discontinued flooring entity, which are presented as discontinued operations and included as components of operating and investing cash flows on our Consolidated Statements of Cash Flows:

	2021	2020
Loss on sale to Knauf (1)	$0.4	$17.2
Gain on dissolution of flooring entity (2)	-	(0.8)
(1)
Represents certain pension liabilities, working capital and other adjustments.
(2)
Represents AOCI adjustments related to accumulated foreign currency translation amounts.

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2022	December 31, 2021
Customer receivables	$107.4	$104.7
Miscellaneous receivables	8.2	7.9
Less allowance for warranties, discounts and losses	(3.2)	(3.5)
Accounts and notes receivable, net	$112.4	$109.1

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

As of December 31, 2022 and 2021, miscellaneous receivables included $4.8 million and $5.9 million of Employee Retention Credit (“ERC”) receivables, respectively, representing a refundable payroll tax credit for eligible wages paid to our employees in 2020 and 2021 under the Coronavirus Aid, Relief, and Economic Recovery Act (“CARES Act”). During the first quarter of 2023, we received $4.1 million of outstanding ERC receivables. See Note 16 to the Consolidated Financial Statements for further information.

NOTE 8. INVENTORIES

	December 31, 2022	December 31, 2021
Finished goods	$60.9	$49.9
Goods in process	6.5	6.4
Raw materials and supplies	63.0	48.4
Less LIFO reserves	(20.4)	(14.5)
Total inventories, net	$110.0	$90.2

Approximately 58% and 66% of our total inventory in 2022 and 2021, respectively, were valued on a Last-in, first-out (“LIFO”) basis.

The distinction between the use of different methods of inventory valuation is primarily based on type of inventory, legal entities and/or geographical locations. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2022	December 31, 2021
U.S. locations	$43.2	$28.0
Canada locations	3.1	2.7
Total	$46.3	$30.7

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 9. OTHER CURRENT ASSETS

	December 31, 2022	December 31, 2021
Prepaid expenses	$16.6	$17.2
Assets held for sale	4.6	4.6
Fair value of derivative assets	3.7	-
Other	1.4	1.3
Total other current assets	$26.3	$23.1

As of December 31, 2022 and 2021, assets held for sale included the property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2022	December 31, 2021
Land	$31.8	$31.8
Buildings	267.8	257.2
Machinery and equipment	686.1	643.9
Computer software	69.2	52.6
Construction in progress	49.0	51.3
Less accumulated depreciation and amortization	(549.5)	(494.0)
Net property, plant and equipment	$554.4	$542.8

NOTE 11. EQUITY INVESTMENTS

Investment in joint venture as of December 31, 2022 and 2021 reflected the equity interest in our 50% investment in our WAVE joint venture. The WAVE joint venture is reflected within the Mineral Fiber segment in our consolidated financial statements using the equity method of accounting.

We use the cumulative earnings approach to determine the appropriate classification of distributions from WAVE within our cash flow statement. For all years presented, cumulative distributions received in prior periods, less distributions that were returns of investment, exceeded our cumulative equity earnings from WAVE as adjusted for the amortization of basis differences. Accordingly, the distributions were reflected as returns of investment in cash flows from investing activity in our Consolidated Statements of Cash Flows for all years presented. Distributions from WAVE in 2022, 2021 and 2020, were $104.5 million, $78.3 million, and $81.5 million, respectively.

In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale. In those circumstances, we record the sales and associated costs within our consolidated financial statements. The total sales associated with these transactions were $47.3 million, $42.3 million and $35.2 million for the years ended 2022, 2021 and 2020, respectively.

Condensed financial data for WAVE is summarized below.

	December 31, 2022	December 31, 2021
Current assets	$100.8	$119.7
Non-current assets (1)	86.3	42.1
Current liabilities (1)	31.3	37.1
Other non-current liabilities (1)	372.3	297.4
(1)
Includes initial ROU assets and lease liabilities of $29.4 million recognized upon adoption of Accounting Standards Codification Topic 842 – Leases on January 1, 2022.

	2022	2021	2020
Net sales	$458.2	$430.8	$343.3
Gross profit	231.1	244.5	194.7
Net earnings	163.7	184.6	137.8

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $132.2 million as of December 31, 2022 and $136.4 million as of December 31, 2021. These differences are due to our

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

adoption of fresh-start reporting upon emergence from Chapter 11 in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are composed of the following fair value adjustments to assets:

	December 31, 2022	December 31, 2021
Property, plant and equipment	$0.4	$0.4
Other intangibles	101.4	105.6
Goodwill	30.4	30.4
Total	$132.2	$136.4

Other intangibles include customer relationships and trademarks. Customer relationships are amortized over 20 years and trademarks have an indefinite life.

Management regularly evaluates its investment in WAVE for impairment. Based on those evaluations, management concluded that its investment in WAVE was not impaired in 2022, 2021 or 2020.

See discussion in Note 26 to the Consolidated Financial Statements for additional information on this related party.

NOTE 12. LEASES

The following table presents our lease costs:

	2022	2021	2020
Operating lease cost	$7.0	$6.4	$5.6
Finance lease cost:
Amortization of leased assets	$2.4	$2.4	$2.0
Interest on lease liabilities	0.6	0.7	0.6
Total finance lease cost	$3.0	$3.1	$2.6

Short-term lease expense and variable lease cost were not material for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, we did not have any material leases that have not yet commenced.

The following table presents supplemental cash flow information related to our leases:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.8	$6.3	$5.4
Operating cash flows from finance leases	0.6	0.7	0.6
Financing cash flows from finance leases	2.2	2.1	1.8
ROU assets obtained in exchange for lease liabilities
Operating leases (1)	$3.9	$7.3	$5.4
Finance leases	-	0.3	2.6
(1)
The years ended December 31, 2022, 2021 and 2020 include increases in ROU assets of $1.0 million, $3.2 million and $0.4 million, respectively, resulting from modifications that did not involve obtaining a new ROU asset. Modifications resulted primarily from changes in the terms of existing leases.

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	5.1	5.4
Finance leases	9.4	9.9
Weighted average discount rate
Operating leases	3.8%	3.4%
Finance leases	3.7%	3.6%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Undiscounted future minimum lease payments as of December 31, 2022, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

	Operating Leases	Finance Leases
Maturity of lease liabilities
2023	$6.5	$2.8
2024	4.8	2.6
2025	2.9	2.3
2026	1.7	2.4
2027	1.6	2.5
Thereafter	3.9	7.6
Total lease payments	21.4	20.2
Less interest	(2.3)	(3.4)
Present value of lease liabilities	$19.1	$16.8

NOTE 13. GOODWILL AND INTANGIBLE ASSETS

We conduct our annual impairment testing of goodwill and non-amortizing intangible assets during the fourth quarter. The 2022, 2021 and 2020 reviews concluded that no impairment charges were necessary. See Note 2 to the Consolidated Financial Statements for a discussion of our accounting policy for goodwill and intangible assets.

The following table details amounts related to our goodwill and intangible assets as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	2-20 years	$182.1	$142.0	$196.7	$144.8
Developed technology	13-20 years	93.8	83.3	92.9	82.6
Software	7 years	9.1	2.6	9.1	1.3
Trademarks and brand names	3-10 years	4.0	2.6	4.0	2.0
Non-compete agreements	3-5 years	5.8	2.6	5.6	1.4
Other	Various	1.1	0.1	0.4	0.1
Total		$295.9	$233.2	$308.7	$232.2
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.0		344.9
Total intangible assets		$640.9		$653.6

Goodwill	Indefinite	$167.3		$167.0

The increase in goodwill as of December 31, 2022 resulted from the acquisition of GC Products, partially offset by a decrease from foreign exchange movements.

	2022	2021	2020
Amortization expense	$16.3	$33.8	$22.1

The expected annual amortization expense for the years 2023 through 2027 are as follows:

2023	$13.9
2024	13.4
2025	12.7
2026	9.2
2027	3.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

NOTE 14. OTHER NON-CURRENT ASSETS

	December 31, 2022	December 31, 2021
Cash surrender value of company-owned life insurance policies	$42.8	$47.2
Investment in employee deferred compensation plans	7.7	9.7
Fair value of derivative assets	7.7	-
Other	1.2	1.0
Total other non-current assets	$59.4	$57.9

NOTE 15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2022	December 31, 2021
Payables, trade and other	$105.0	$105.8
Employment costs	20.0	30.3
Current portion of pension and postretirement liabilities	9.9	9.9
Acquisition-related contingent consideration	15.2	8.6
Other	22.4	20.3
Total accounts payable and accrued expenses	$172.5	$174.9

NOTE 16. INCOME TAXES

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax basis are summarized below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2020 through 2022, future reversals of existing taxable temporary differences, and projections of future profit before tax.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we consider all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses and forecasts of future profitability, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

As of December 31, 2022 and 2021, we had $675.5 million and $700.9 million, respectively, of gross state net operating loss (“NOL”) carryforwards expiring between 2023 and 2042. As of December 31, 2022, we had capital loss carryforwards of $18.8 million that expire between 2024 and 2036. Capital loss carryforwards as of December 31, 2021 were $18.8 million. As of December 31, 2022, we did not have any foreign tax credit (“FTC”) carryforwards. U.S. FTC carryforwards as of December 31, 2021 were $0.6 million.

As of December 31, 2022 and 2021, we had valuation allowances of $48.7 million and $60.6 million, respectively. As of December 31, 2022, our valuation allowance consisted of $28.0 million for state deferred tax assets related to operating loss carryforwards, $17.4 million for federal and state deferred tax assets related to capital loss carryforwards and $3.3 million for state deferred tax assets related to state tax credits.

We estimate we will need to generate future taxable income of approximately $360.1 million for state income tax purposes during the respective realization periods (ranging from 2023 to 2042) to be able to fully realize the net deferred income tax assets discussed above. We estimate we will need to generate capital gain income of $66.4 million to fully realize our federal capital loss carryforwards before they expire between 2024 and 2026. We estimate we will need to generate capital gain income of $184.6 million to fully realize our state capital loss carryforwards before they expire between 2024 and 2036. Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income prior to expiration of certain deferred tax assets.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	December 31, 2022	December 31, 2021
Deferred income tax assets (liabilities)
Net operating losses	$34.2	$42.5
Postretirement benefits	16.7	20.7
Pension benefit liabilities	8.2	11.0
Deferred compensation	7.1	7.9
Foreign tax credit carryforwards	-	0.6
State tax credit carryforwards	4.7	8.7
Capital loss carryforwards	18.8	18.8
Capitalized research expenses	9.4	-
Lease right-of-use liabilities	9.7	9.8
Other	3.8	12.3
Total deferred income tax assets	112.6	132.3
Valuation allowances	(48.7)	(60.6)
Net deferred income tax assets	63.9	71.7
Intangibles	(85.1)	(87.4)
Partnerships and investments	(25.5)	(26.4)
Accumulated depreciation	(86.4)	(80.4)
Prepaid pension costs	(21.2)	(27.8)
Inventories	(4.9)	(4.9)
Lease right-of-use assets	(9.9)	(10.1)
Other	(0.3)	(1.6)
Total deferred income tax liabilities	(233.3)	(238.6)
Net deferred income tax liabilities	$(169.4)	$(166.9)

	2022	2021	2020
Details of taxes
Earnings (loss) from continuing operations before income taxes
Domestic	$251.7	$239.3	$(130.0)
Foreign	5.9	3.4	3.3
Total	$257.6	$242.7	$(126.7)

Income tax expense (benefit):
Current:
Federal	$46.3	$39.4	$40.8
Foreign	1.3	0.6	1.0
State	11.3	8.7	5.6
Total current	58.9	48.7	47.4

Deferred:
Federal	(1.9)	3.6	(75.5)
Foreign	(0.2)	0.6	-
State	0.9	4.5	(14.5)
Total deferred	(1.2)	8.7	(90.0)

Total income tax expense (benefit)	$57.7	$57.4	$(42.6)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The unremitted earnings of our foreign subsidiaries are not permanently reinvested. Accordingly, at December 31 2022 and 2021, we have recorded deferred income taxes for foreign withholding taxes of $0.9 million and $0.7 million on approximately $17.7 million and $13.0 million of net undistributed earnings of foreign subsidiaries, respectively.

	2022	2021	2020
Reconciliation to U.S. statutory tax rate
Continuing operations tax expense (benefit) at statutory rate	$54.1	$51.0	$(26.6)
Decrease in valuation allowances on deferred income tax assets	(1.7)	(17.8)	(0.1)
Expiration of deferred income tax assets	0.7	18.3	-
State income tax expense (benefit), net of federal impact	11.0	11.0	(7.3)
Capital loss on sale of investment	-	-	(4.6)
Statute closures	(5.1)	(3.8)	(1.3)
State deferred tax adjustments	-	-	(1.5)
Excess tax benefits on share-based compensation	(0.5)	(0.8)	(0.9)
U.S. permanent differences	(0.8)	(1.3)	(2.2)
Other	-	0.8	1.9
Tax expense (benefit) at effective rate	$57.7	$57.4	$(42.6)

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

We had $27.3 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2022, $11.5 million ($10.6 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months we estimate that UTB’s may decrease by $0.1 million related to state statutes expiring.

We account for all interest and penalties on uncertain income tax positions as income tax expense. We have $1.7 million of interest and penalties accrued in non-current income tax payable in the Consolidated Balance Sheet as of December 31, 2022.

We had the following activity for UTB’s for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Unrecognized tax benefits balance at January 1,	$35.6	$41.7	$34.7
Gross change for current year positions	0.4	1.7	2.3
Increase for prior period positions	0.2	-	8.7
Decrease for prior period positions	(1.4)	(3.6)	-
Decrease due to statute expirations	(7.5)	(4.2)	(4.0)
Unrecognized tax benefits balance at December 31,	$27.3	$35.6	$41.7

We file income tax returns in the U.S. and various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in Canada and the United States. Generally, we have open tax years subject to tax audit on average of between three years and six years. The statute of limitations is no longer open for U.S. federal returns before 2018. However, the U.S. federal return remains subject to examination by taxing authorities for 2017, specifically as it relates to the Section 965 Transition Tax incurred related to the Tax Cuts and Jobs Act of 2017. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for years before 2018. With the exception of extending the 2018 and 2019 statute of limitations to July 31, 2023 as a result of ongoing U.S. federal income tax audits, we have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

	2022	2021	2020
Other taxes
Payroll taxes	$18.3	$13.4	$15.6
Property, franchise and capital stock taxes	4.5	4.4	4.2

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

NOTE 17. DEBT

	December 31, 2022	December 31, 2021
Revolving credit facility due 2027	$205.0	$-
Revolving credit facility due 2024	-	165.0
Term loan A due 2027	450.0	-
Term loan A due 2024	-	468.7
Principal debt outstanding	655.0	633.7
Unamortized debt financing costs	(3.9)	(2.3)
Long-term debt	651.1	631.4
Less current portion	-	25.0
Total long-term debt, less current portion	$651.1	$606.4

On December 7, 2022, we amended and restated our $1,000.0 million variable rate senior secured credit facility. The $950.0 million amended senior secured credit facility is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. The terms of the amended senior secured credit facility resulted in a higher interest rate spread for both the revolving credit facility and Term Loan A (1.50% over London Interbank Offered Rate (“LIBOR”) to initially 1.625% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point SOFR adjustment). The interest rate can fluctuate based upon our election of the floating rate, with applicable margin subject to adjustment based on our consolidated net leverage ratio. We also extended the maturity of both the revolving credit facility and Term Loan A from September 2024 to December 2027. In connection with the refinancing, we paid $3.1 million of bank, legal and other fees, of which $3.0 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the fourth quarter of 2022, we wrote off $0.6 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. The credit lines under our revolving credit facility are subject to immaterial annual commitment fees. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

The amended senior secured credit facility includes two financial covenants that require the ratio of consolidated EBITDA to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to consolidated EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of December 31, 2022, we were in compliance with all covenants of the senior secured credit facility.

Our debt agreements include other restrictions, including restrictions pertaining to the incurrence of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. We currently believe that default under these covenants is unlikely.

Scheduled payments of long-term debt:

2023	$-
2024	22.5
2025	22.5
2026	22.5
2027	587.5
2028 and later	-

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

	December 31, 2022
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

NOTE 18. PENSION AND OTHER BENEFIT PROGRAMS

DEFINED CONTRIBUTION BENEFIT PLANS

We sponsor several defined contribution plans, which cover substantially all U.S. and non-U.S. employees. Eligible employees may defer a portion of their pre-tax covered compensation on an annual basis. We match employee contributions up to pre-defined percentages. Employee contributions are 100% vested. Employer contributions are vested based on pre-defined requirements. Costs for defined contribution benefit plans were $8.4 million in 2022, $9.1 million in 2021 and $8.1 million in 2020.

DEFINED BENEFIT PENSION PLANS

Benefits from defined benefit pension plans are based primarily on an employee's compensation and years of service. We fund our pension plans when appropriate.

Our U.S. defined benefit pension plans include a qualified, funded RIP and a Retirement Benefit Equity Plan (“RBEP”), which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code.

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

We have a defined benefit pension plan in Germany which remains from previously discontinued entities. This plan uses assumptions which are consistent with, but not identical to, those of the U.S. plans. The accumulated benefit obligation for the non-U.S. defined benefit pension plan was $1.8 million and $2.5 million as of December 31, 2022 and 2021, respectively.

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

	2022	2021
Change in benefit obligations:
Benefit obligations as of beginning of period	$435.1	$441.7
Service cost	3.7	4.8
Interest cost	10.5	9.0
Actuarial (gain)	(99.8)	(10.9)
Benefits paid	(12.4)	(9.5)
Benefit obligations as of end of period	$337.1	$435.1

	2022	2021
Change in plan assets:
Fair value of plan assets as of beginning of period	$506.7	$520.7
Actual return on plan assets	(105.4)	(7.4)
Employer contributions	2.8	2.9
Benefits paid	(12.4)	(9.5)
Fair value of plan assets as of end of period	$391.7	$506.7
Funded status	$54.6	$71.6

	2022	2021
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.21%	2.98%
Rate of compensation increase	3.33%	3.05%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	2.97%	2.67%
Expected return on plan assets	3.75%	3.25%
Rate of compensation increase	3.05%	3.05%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions for the RIP are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 30 years. The forecasts were averaged to come up with consensus passive return forecasts for each asset class. Incremental components were added for the expected return from active management and asset class rebalancing based on historical information obtained from investment consultants. These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 3.75% and 3.25% for the years ended December 31, 2022 and 2021, respectively.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $335.7 million and $433.2 million as of December 31, 2022 and 2021, respectively. In both 2022 and 2021, the largest contributor to the net actuarial gains affecting the benefit obligations for the defined benefit pension plans was an increase in the discount rate, which was partially offset by other changes in assumptions and changes in census data.

	2022	2021
Pension plans with benefit obligations in excess of assets
RBEP Projected benefit obligation, December 31	$28.6	$37.4
RBEP Accumulated benefit obligation, December 31	28.6	37.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The components of the pension cost for the U.S. defined benefit pension plans are as follows:

	2022	2021	2020
Service cost of benefits earned during the period	$3.7	$4.8	$5.5
Interest cost on projected benefit obligation	10.5	9.0	15.5
Expected return on plan assets	(18.4)	(16.5)	(34.5)
Recognized net actuarial loss	4.2	3.5	6.3
Settlement	-	-	374.4
Special termination benefits	-	-	2.0
Net periodic pension cost	$-	$0.8	$369.2

For 2022, 2021 and 2020, actuarial gains and losses were amortized over the remaining life expectancy of plan participants, which was approximately 26 years for 2022, 27 years for 2021 and 28 years for 2020 for our U.S. defined benefit pension plans.

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

Each asset class utilized by the RIP has defined asset allocation targets and allowable ranges. The table below shows the asset allocation targets and the December 31, 2022 and 2021 positions for each asset class:

	Target
	Weight at
	December 31,	Position at December 31,
Asset Class	2022	2022	2021
Long duration bonds	90.0%	90.0%	89.0%
Equities, real estate and private equity	10.0%	10.0%	11.0%

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table sets forth by level within the fair value hierarchy a summary of the RIP plan assets measured at fair value on a recurring basis:

	Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Collective trust funds - bonds	$-	$350.3	$-	$350.3
Collective trust funds - equities	-	32.6	-	32.6
Cash, other short-term investments and payables, net	(0.3)	3.5	-	3.2
Net assets measured at fair value	$(0.3)	$386.4	$-	$386.1
Investments measured at net asset value as a practical expedient				5.6
Net assets				$391.7

	Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Collective trust funds - bonds	$-	$451.9	$-	$451.9
Collective trust funds - equities	-	46.8	-	46.8
Cash, other short-term investments and payables, net	(0.3)	1.9	-	1.6
Net assets measured at fair value	$(0.3)	$500.6	$-	$500.3
Investments measured at net asset value as a practical expedient				6.4
Net assets				$506.7

The RIP has investments in alternative investment funds as of December 31, 2022 and 2021 which are reported at fair value. These investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. We have concluded that the NAV reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at NAV under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. As of December 31, 2022, there were no restrictions on redemption of these investments.

The following table sets forth a summary of the RIP’s investments measured at NAV:

	Value at December 31, 2022
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$5.6	$2.2	Quarterly	60 days

	Value at December 31, 2021
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$6.4	$2.2	Quarterly	60 days

Following is a description of the valuation methodologies used for assets measured at fair value and at NAV.

Collective trust funds – bonds: Consists primarily of collective trust funds, in addition to registered investment funds and common trust funds, which invest in fixed income securities tailored to institutional investors. There are no readily available market quotations for registered investment company funds. The fair value of collective trust funds, registered investment funds and common trust funds have been classified as Level 2 assets above based on the determination that the funds have quoted prices in non-active markets. The funds are priced on a daily basis by their trustee and therefore have a readily determinable fair value; however, the number of trades occurring is not sufficient for the market to be considered active. Investments in pooled funds traded in a non-active market were valued at bid price and classified as Level 2 assets above.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

Collective trust funds – equities: Represents collective trust and funds holding equity investments, fixed income securities, commodity futures contracts, cash and other short-term securities. The fair value of collective trust funds have been classified as Level 2 assets above based on the determination that the funds have quoted prices in non-active markets. The funds are priced on a daily basis by their trustee and therefore have a readily determinable fair value; however, the number of trades occurring is not sufficient for the market to be considered active.

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

Real estate: Consists of both open-end and closed-end real estate funds. There are no readily available market quotations for these real estate funds. These investments were measured at fair value using the NAV practical expedient.

DEFINED BENEFIT RETIREE HEALTH AND LIFE INSURANCE PLANS

We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions.

The following tables summarize the balance sheet impact of the postretirement benefit pension plan, as well as the related benefit obligations, funded status and rate assumptions. We use a December 31 measurement date for all our defined benefit postretirement benefit plans.

	2022	2021
Change in benefit obligations:
Benefit obligation as of beginning of period	$78.0	$81.4
Interest cost	1.5	1.2
Plan participants' contributions	1.6	1.9
Actuarial (gain) loss	(12.4)	2.0
Benefits paid	(6.8)	(8.5)
Benefit obligations as of end of period	$61.9	$78.0

	2022	2021
Change in plan assets:
Fair value of plan assets as of beginning of period	$-	$-
Employer contributions	5.2	6.6
Plan participants' contributions	1.6	1.9
Benefits paid	(6.8)	(8.5)
Fair value of plan assets as of end of period	$-	$-
Funded status	$(61.9)	$(78.0)

	2022	2021
Weighted-average discount rate used to determine benefit obligations at end of period	5.12%	2.72%
Weighted-average discount rate used to determine net periodic benefit cost for the period	2.73%	2.35%

In 2022, the largest contributor to the actuarial gains affecting the benefit obligations for the postretirement plans was an increase in the discount rate, which was partially offset by an update to the per capita claims assumption. In 2021, the largest contributor to the actuarial losses affecting the benefit obligations for the postretirement plans was the update to the per capita claims assumption, which was partially offset by an increase in the discount rate.

The components of postretirement benefit (credit) are as follows:

	2022	2021	2020
Interest cost on accumulated postretirement benefit obligation	$1.5	$1.2	$1.9
Amortization of prior service (credit)	(0.3)	(0.3)	(0.3)
Amortization of net actuarial gain	(2.8)	(2.2)	(6.6)
Net periodic postretirement benefit (credit)	$(1.6)	$(1.3)	$(5.0)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.3% for pre-65 retirees and 7.8% for post-65 retirees was assumed for 2022, decreasing ratably to an ultimate rate of 4.5% in 2030.

Amounts recognized in assets (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2022	2021	2022	2021	2022	2021
Prepaid pension costs	$83.2	$109.0	$-	$-	$-	$-
Accounts payable and accrued expenses	(2.7)	(2.9)	(0.1)	(0.1)	(7.1)	(6.9)
Postretirement benefit liabilities	-	-	-	-	(54.8)	(71.1)
Pension benefit liabilities	(25.9)	(34.5)	(1.7)	(2.4)	-	-
Net amount recognized	$54.6	$71.6	$(1.8)	$(2.5)	$(61.9)	$(78.0)

Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Plans		Retiree Health and Life Insurance Benefits
	2022	2021	2022	2021
Net actuarial (loss) gain	$(171.9)	$(152.1)	$23.3	$13.7
Prior service credit	-	-	1.2	1.4
Accumulated other comprehensive (loss) income	$(171.9)	$(152.1)	$24.5	$15.1

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	U.S. Pension Benefits (1)	Retiree Health and Life Insurance Benefits, Net
2023	$17.0	$7.0
2024	18.5	6.7
2025	20.4	6.5
2026	21.6	6.0
2027	22.9	5.6
2028 - 2032	121.2	23.0

(1)
We were not required and did not make contributions to the RIP during 2022, 2021 or 2020 as, based on guidelines established by the Pension Benefit Guaranty Corporation, the RIP had sufficient assets to fund its distribution obligations. Benefit payments to RIP participants have been made directly from the RIP while benefit payments under the RBEP are made from Company cash.

NOTE 19. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	December 31, 2022		December 31, 2021
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(651.1)	$(645.3)	$(631.4)	$(626.0)
Interest rate swap contracts	11.4	11.4	(14.2)	(14.2)
Acquisition-related contingent consideration	(15.2)	(15.2)	(12.8)	(12.8)

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. We

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

engaged independent, third-party valuation specialists to determine the fair value estimates for acquisition-related contingent consideration payable based on performance, which were measured using a Monte Carlo simulation. As of December 31, 2022 and 2021, $15.2 million and $8.6 million, respectively, of the carrying amount of contingent consideration liabilities payable, related to final achievement of certain financial and performance milestones through December 31, 2022 and 2021, respectively, for the acquisitions of Moz and Turf, was equal to fair value as milestone achievements were known.

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets is summarized below:

	December 31, 2022	December 31, 2021
	Fair value based on	Fair value based on
	Other observable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 2	Level 3
Assets (liabilities), net:
Interest rate swap contracts	$11.4	$(14.2)	$-
Acquisition-related contingent consideration	-	-	(4.2)

As of December 31, 2021, the acquisition-related contingent consideration liability included $8.6 million related to the final achievement of certain financial and performance milestones through December 31, 2021, for the Moz and Turf acquisitions, which was paid in the first quarter 2022.

Acquisition-related contingent consideration of $4.2 million as of December 31, 2021 was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates. All changes in the contingent consideration liability subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the weighted-average of the significant unobservable inputs as of December 31, 2021:

Turf
Unobservable input
Volatility	22.2%
Discount rates	2.7%

The changes in fair value of the acquisition-related contingent consideration liability for the years ended December 31, 2022, 2021 and 2020 were as follows:

Fair Value of Contingent Consideration
Balance as of January 1, 2020	$-
Acquisition date fair value of Moz contingent consideration	2.7
Acquisition date fair value of Turf contingent consideration	14.1
Loss related to change in fair value of contingent consideration	0.1
Balance as of December 31, 2020	$16.9
(Gain) related to change in fair value of contingent consideration	(4.1)
Balance as of December 31, 2021	$12.8
Cash consideration paid	(8.6)
Loss related to change in fair value of contingent consideration	11.0
Balance as of December 31, 2022	$15.2

As of December 31, 2022, the acquisition-related contingent consideration liability represents the additional cash consideration payable related to our acquisition of Turf upon the final achievement of certain financial and performance milestones through December 31, 2022, which we paid in the first quarter of 2023 and is classified as a current liability. During 2022, the change in fair value was due to changes in Turf actual results over the earn out period. During 2021 and 2020, the change in fair value was primarily due to changes in Turf and Moz actual results or financial projections over the earn out period. During 2022, we paid $8.6 million of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz and Turf. The additional cash consideration paid was classified as cash flows from financing activities in our Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portions of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities in our Consolidated Statements of Cash Flows.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in LIBOR for a portion of our variable rate debt. Effective the second quarter 2020, we adopted Accounting Standards Update 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of LIBOR. In December 2022, we amended and restated our senior secured credit facility. We have elected practical expedients available under Accounting Standards Update 2020-04 to allow for different reference rates in our senior secured credit facility and interest rate hedges. The following table summarizes our interest rate swaps as of December 31, 2022:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-LIBOR
September 19, 2022	$25.0	September 2022 to December 2023	USD-LIBOR
March 10, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
March 11, 2020	$50.0	March 2021 to March 2024	USD-LIBOR
November 28, 2018	$100.0	March 2021 to March 2025	USD-LIBOR

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month LIBOR, inclusive of a 0% floor.

Financial Statement Impacts

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following tables detail amounts related to our derivatives as of December 31, 2022 and 2021. We did not have any derivative assets or liabilities not designated as hedging instruments as of December 31, 2022 or 2021. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2022	December 31, 2021	Balance Sheet Location	December 31, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$3.7	$-	Accounts payable and accrued expenses	$-	$0.1
Interest rate swap contracts	Other non-current assets	7.7	0.4	Other long-term liabilities	-	14.5

	Amount of Gain (Loss) Recognized in AOCI			Location of Gain (Loss) Reclassified from AOCI into Net Earnings (Loss)	Gain Reclassified from AOCI into Net Earnings (Loss)
	2022	2021	2020		2022	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$26.9	$21.9	$(8.6)	Interest expense	$2.0	$8.5	$5.6

As of December 31, 2022, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months was $10.4 million.

NOTE 21. OTHER LONG-TERM LIABILITIES

	December 31, 2022	December 31, 2021
Long-term deferred compensation arrangements	$15.4	$17.6
Fair value of derivative liabilities	-	14.5
Environmental insurance recoveries received in excess of cumulative expenses incurred	3.5	4.8
Acquisition-related contingent consideration	-	4.2
Other	6.9	5.6
Total other long-term liabilities	$25.8	$46.7

NOTE 22. SHARE-BASED COMPENSATION PLANS

The 2016 Long-Term Incentive Plan (“2016 LTIP”) authorized us to issue stock options, stock appreciation rights, restricted stock awards, stock units, performance-based awards and cash awards to officers and key employees and was scheduled to terminate on July 8, 2026. On June 16, 2022, our shareholders approved the 2022 Equity and Cash Incentive Plan (“2022 ECIP”), which is the successor to the 2016 LTIP. We cannot issue any additional shares under the 2016 LTIP. The 2022 ECIP authorizes us to issue stock options, stock appreciation rights, restricted stock awards, performance-based awards and cash awards to officers and key employees. The 2022 ECIP authorizes us to issue up to 2,651,472 shares of common stock, which includes all shares that have been issued under the 2022 ECIP and the 2016 LTIP. The expiration of the 2022 ECIP is June 15, 2032, after which time no further awards may be made. As of December 31, 2022, 2,636,996 shares were available for future grants under the 2022 ECIP, which includes anticipated future adjustments to shares for performance-based awards that have been previously granted.

The 2016 Directors Stock Unit Plan (“2016 Director’s Plan”) authorizes us to issue stock units to non-employee directors until July 2026. The 2016 Director’s Plan authorizes us to issue up to 250,000 shares of common stock, which includes all shares that have been issued under the 2016 Director’s Plan. As of December 31, 2022, 145,437 shares were available for future grants under the 2016 Director’s Plan.

The 2020 Inducement Award Plan (“2020 Inducement Plan”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards and stock units to key employees and expires on December 14, 2030, after which time no further awards may be made. The 2020 Inducement Plan authorizes us to issue up to 19,000 shares of common stock. As of December 31, 2022, 6,921 shares were available for future grants under the 2020 Inducement Plan.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table presents stock option activity for the year ended December 31, 2022:

	Number of shares (thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (millions)
Option shares outstanding, December 31, 2021	73.5	$46.05
Option shares exercised	(39.6)	$44.93
Option shares outstanding, December 31, 2022	33.9	$47.35	1.1	$0.7
Option shares exercisable, vested and expected to vest, December 31, 2022	33.9	$47.35	1.1	$0.7

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

The following table presents information related to stock option exercises:

	2022	2021	2020
Total intrinsic value of stock options exercised	$1.3	$4.1	$5.6
Cash proceeds received from stock options exercised	1.8	2.5	4.7
Tax deduction realized from stock options exercised	0.1	0.4	1.2

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. There have been no option grants since 2014.

We also grant non-vested stock awards in the form of Restricted Stock Units (“RSUs”), Performance Stock Units (“PSUs”) and Restricted Stock Awards ("RSAs"). A summary of the 2022 activity related to the RSUs, PSUs and RSAs is as follows:

	Non-Vested Stock Awards
	RSUs		PSUs		RSAs
	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date
December 31, 2021	65.0	$87.94	301.8	$92.74	72.6	$77.99
Granted	77.3	86.98	118.2	96.67	-	-
Performance adjustments	-	-	(27.5)	(71.84)	-	-
Vested	(24.1)	(90.32)	(74.4)	(77.80)	(20.4)	(77.90)
Forfeited	(6.1)	(87.60)	(11.7)	(102.92)	(1.5)	(77.22)
December 31, 2022	112.1	$86.66	306.4	$99.38	50.7	$78.05

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

In connection with the acquisition of Arktura in 2020, we issued RSAs to the sellers as of the acquisition date. These awards to sellers were not issued under the 2020 Inducement Plan and have a vesting period of five years from the grant date and earn dividends during the vesting period, which are subject to forfeiture if the awards do not vest. We also issued RSAs under the 2020 Inducement Plan to key employees as of the acquisition date, which have a vesting period of three years from the grant date and earn dividends during the vesting period, which are subject to forfeiture if the awards do not vest. Upon forfeiture, the key employee awards transfer to the Arktura sellers. As of December 31, 2022, 1,915 RSAs forfeited by key employees have been transferred to the Arktura sellers and are not included in the table above.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

RSUs, PSUs and RSAs with non-market based performance conditions are measured at fair value based on the closing price of our stock on the date of grant. In 2022 and 2021, we granted 57,439 and 54,231 PSUs, respectively, with market-based performance conditions that are valued through the use of a Monte Carlo simulation. The weighted average assumptions for PSUs measured at fair value through the use of a Monte Carlo simulation are presented in the table below.

	2022	2021
Weighted-average grant date fair value of market-based PSUs granted (dollars per award)	$104.92	$117.85
Assumptions
Risk-free rate of return	1.8%	0.3%
Expected volatility	37.0%	37.0%
Expected term (in years)	3.1	3.1
Expected dividend yield	0.0%	0.0%

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

In addition to the equity awards described above, we distributed 11,773 fully-vested phantom shares issued under the 2006 Phantom Stock Unit Plan in 2020. These awards are settled in cash and had vesting periods of one to three years. The total liability recorded for these shares as of December 31, 2020 was $1.2 million, which included non-forfeitable dividends. This liability was settled on January 5, 2021 and there are no shares outstanding under the plan as of December 31, 2022 and 2021. The 2006 Phantom Stock Unit Plan is still in place, however, no additional shares will be granted under the plan.

As of December 31, 2022 and 2021, there were 80,890 and 130,393 RSUs, respectively, outstanding under the 2016 Directors Stock Unit Plan not reflected in the non-vested stock awards table above. In 2022 and 2021, we granted 13,467 and 8,314 restricted stock units, respectively, to non-employee directors. These awards generally have a vesting period of one year, and as of December 31, 2022 and 2021, 67,423 and 122,079 shares, respectively, were vested but not yet delivered. The awards are generally payable upon vesting or the director’s deferral election. These awards earn dividends during the vesting period that are subject to forfeiture if the underlying award does not vest.

We recognize share-based compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $14.3 million ($10.8 million net of tax benefit) in 2022, $11.3 million ($8.5 million net of tax benefit) in 2021, and $6.9 million ($5.1 million net of tax benefit) in 2020.

As of December 31, 2022, there was $18.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 23. EMPLOYEE COSTS

	2022	2021	2020
Wages, salaries and incentive compensation	$259.7	$259.9	$207.6
Payroll taxes	18.3	13.4	15.6
Defined contribution and defined benefit pension plan expense, net	8.5	10.0	1.0
Insurance and other benefit costs	29.9	28.2	25.1
Share-based compensation	14.3	11.3	6.9
Total	$330.7	$322.8	$256.2

NOTE 24. SHAREHOLDERS' EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We had $348.8 million remaining under the Board’s repurchase authorization as of December 31, 2022.

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

During 2022, we repurchased 1.9 million shares under the Program for a total cost of $165.0 million, excluding commissions, or an average price of $87.31 per share. Since inception, we have repurchased 12.4 million shares under the Program for a total cost of $851.2 million, excluding commissions, or an average price of $68.66 per share.

Dividends

In February, April and July 2022, our Board of Directors declared $0.231 per share quarterly dividends, which were paid to shareholders in March, May and August 2022. In October 2022, our Board of Directors declared a $0.254 per share quarterly dividend, which was paid to shareholders in November 2022. On February 14, 2023, our Board of Directors declared a $0.254 per share quarterly dividend to be paid in March 2023.

Accumulated Other Comprehensive (Loss)

The balance of each component of accumulated other comprehensive (loss), net of tax is presented in the table below.

	December 31, 2022	December 31, 2021
Foreign currency translation adjustments	$0.5	$2.3
Derivative gain (loss), net	9.5	(9.1)
Pension and postretirement adjustments	(110.1)	(102.8)
Accumulated other comprehensive (loss)	$(100.1)	$(109.6)

The amounts and related tax effects allocated to each component of other comprehensive income (loss) for 2022, 2021, and 2020 are presented in the tables below.

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2022
Foreign currency translation adjustments	$(1.8)	$-	$(1.8)
Derivative gain, net	24.9	(6.3)	18.6
Pension and postretirement adjustments	(9.6)	2.3	(7.3)
Total other comprehensive income (loss)	$13.5	$(4.0)	$9.5

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2021
Derivative gain, net	$13.4	$(3.5)	$9.9
Pension and postretirement adjustments	(13.4)	3.2	(10.2)
Total other comprehensive (loss)	$-	$(0.3)	$(0.3)

	Pre-tax Amount	Tax Benefit (Expense)	After-tax Amount
2020
Foreign currency translation adjustments	$(7.1)	$-	$(7.1)
Derivative (loss), net	(14.2)	3.7	(10.5)
Pension and postretirement adjustments	382.9	(98.5)	284.4
Total other comprehensive income (loss)	$361.6	$(94.8)	$266.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2022 and 2021:

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2020	$2.3	$(19.0)	$(92.6)	$(109.3)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $-, ($5.4), $3.5 and ($1.9)	-	16.5	(11.0)	5.5
Amounts reclassified from accumulated other comprehensive (loss)	-	(6.6)	0.8	(5.8)
Net current period other comprehensive income (loss)	-	9.9	(10.2)	(0.3)
Balance, December 31, 2021	2.3	(9.1)	(102.8)	(109.6)
Other comprehensive (loss) income before reclassifications, net of tax (expense) benefit of $-, ($6.7), $2.6 and ($4.1)	(1.8)	20.2	(8.1)	10.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.6)	0.8	(0.8)
Net current period other comprehensive (loss) income	(1.8)	18.6	(7.3)	9.5
Balance, December 31, 2022	$0.5	$9.5	$(110.1)	$(100.1)

(1)
Amounts are net of tax

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statements of Operations and Comprehensive Income are presented in the table below.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
	2022	2021
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.0)	$(8.5)	Interest expense
Tax impact	0.4	1.9	Income tax expense (benefit)
Total (income), net of tax	(1.6)	(6.6)

Pension and Postretirement Adjustments:
Prior service credit amortization	(0.3)	(0.3)	Other non-operating (income) expense, net
Amortization of net actuarial loss	1.4	1.4	Other non-operating (income) expense, net
Total loss, before tax	1.1	1.1
Tax impact	(0.3)	(0.3)	Income tax expense (benefit)
Total loss, net of tax	0.8	0.8
Total reclassifications for the period	$(0.8)	$(5.8)

NOTE 25. SUPPLEMENTAL FINANCIAL INFORMATION

	2022	2021	2020
Selected operating expense
Maintenance and repair costs	$42.7	$41.9	$38.1
Product innovation costs	14.9	14.6	14.7
Advertising costs	9.2	8.0	6.8

Other non-operating (income) expense, net
Interest income	$(0.5)	$(0.1)	$(0.3)
Pension and postretirement (credits) cost	(5.3)	(5.3)	358.7
Other	(0.2)	(0.2)	(1.0)
Total	$(6.0)	$(5.6)	$357.4

NOTE 26. RELATED PARTIES

For some customers, we purchase grid products from WAVE, our 50%-owned joint venture with Worthington, for resale to customers. The total amount of these purchases was $34.5 million in 2022, $27.9 million in 2021 and $21.5 million in 2020. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $29.1 million in 2022, $21.6 million in 2021, and $20.7 million in 2020. The net amount due to WAVE from us for all of our relationships was $5.3 million as of December 31, 2022 and $4.3 million as of December 31, 2021. See Note 11 to the Consolidated Financial Statements for additional information.

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

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were initially recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Consolidated Balance Sheets. As of December 31, 2022 and 2021, insurance recoveries in excess of cumulative expenses were $3.5 million and $4.8 million, respectively. The excess recoveries will be released to offset any future expenses, including additional reserves for potential liabilities, incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (“Operable Unit 1”). After completing an investigation of Operable Unit 1 and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. The Operable Unit 1 response action is complete and the final report was submitted to the EPA in October 2016. The EPA approved the final report in November 2016, and a Post-Removal Control Plan was submitted to the EPA in March 2017.

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

In June 2021, the PRPs submitted the Site Characterization Summary Report (SCSR) for Operable Unit 2 to the EPA. The purpose of the SCSR is to demonstrate that the available data for Operable Unit 2 is adequate for the risk assessment and for the development of remedial action objectives. In August 2022, the PRPs submitted to the EPA a Human Health Baseline Risk Assessment, and in December 2022, the PRPs submitted to the EPA a final Baseline Ecological Risk Assessment for Operable Unit 2. Both risk assessments will be exhibits to the draft Remedial Investigation Report, which the PRPs are currently working on, while they evaluate any additional investigation work needed to complete the RI/FS. We may ultimately incur costs in remediating any contamination discovered during the RI/FS. The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that the EPA is requiring the PRPs to perform at this time. We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, now known as Armstrong Wood Products, Inc. (“AWP”). The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved the RI/FS work plan in August 2011. In January 2014, we submitted draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision ("IROD") selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the United States on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the United States does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the United States agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan for the site was submitted to the EPA in June 2022, and AWI and Paramount responded on November 2022 to comments received from the EPA in September 2022. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $0.5 million and $0.7 million as of December 31, 2022 and 2021, respectively, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. As of December 31, 2022, $0.5 million of environmental liabilities were reflected within other long-term liabilities on the Consolidated Balance Sheets. As of December 31, 2021, $0.5 million were reflected within other long-term liabilities, and $0.2 million were reflected within accounts payable and accrued expenses on the Consolidated Balance Sheets. During 2022 and 2021, we recorded $1.3 million and $0.2 million, respectively, of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves recorded in 2022 and 2021 are offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except share data)

used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

OTHER CLAIMS

From time to time, we are involved in other various lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, employees and other matters. In connection with those matters, we may have rights of indemnity, contribution or reimbursement from other parties or coverage under applicable insurance policies. When applicable and appropriate, we will seek indemnity, contribution or reimbursement from other parties and pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands. While complete assurance cannot be given to the outcome of any proceedings relating to these matters, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 28. EARNINGS PER SHARE

The following table is a reconciliation of earnings (loss) to earnings (loss) attributable to common shares used in our basic and diluted Earnings (Loss) Per Share (“EPS”) calculations for the years ended December 31, 2022, 2021 and 2020. EPS components may not add due to rounding.

	2022	2021	2020
Earnings (loss) from continuing operations	$199.9	$185.3	$(84.1)
(Earnings) allocated to participating vested share awards	(0.3)	(0.3)	(0.1)
Earnings (loss) from continuing operations attributable to common shares	$199.6	$185.0	$(84.2)

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2022, 2021 and 2020 (shares in millions):

	2022	2021	2020
Basic shares outstanding	46.3	47.6	47.9
Dilutive effect of common stock equivalents	0.1	0.3	-
Diluted shares outstanding	46.4	47.9	47.9

Anti-dilutive stock awards excluded from the computation of dilutive EPS for 2022, 2021 and 2020 were 19,134, 8,548 and 313,003, respectively. Due to the net loss for the year ended December 31, 2020, all common stock equivalents were considered anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. During the second quarter of 2022, we changed our enterprise resource planning system. In connection with this change, we have updated the processes that comprise the Company's internal control over financial reporting, as necessary, to accommodate related changes in the Company's systems and business processes. To date, this change has not had, and the Company does not believe it will have in the future, an adverse effect on the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (as of February 21, 2023):

Name	Age	Present Position and Business Experience During the Last Five Years*

Victor D. Grizzle	61	Armstrong World Industries, Inc. President & CEO, Director since April 2016

Christopher P. Calzaretta	46	Armstrong World Industries, Inc. Senior Vice President, Chief Financial Officer since August 2022 Vice President, Finance, Americas (January 2018 to August 2022)

Mark A. Hershey	53

Armstrong World Industries, Inc.

Senior Vice President, Americas since January 2022

Senior Vice President, General Counsel and Business Development (January 2020 to January 2022)

Senior Vice President, General Counsel (July 2011 to January 2022)

Chief Compliance Officer (February 2012 to January 2022)

Secretary (April 2016 to February 2022)

Ellen R. Romano†	61	Armstrong World Industries, Inc. Senior Vice President, Human Resources since July 2013

Jill A. Crager	59

Armstrong World Industries, Inc.

     Senior Vice President, Sales Operations since January 2022

     Vice President, Digitalization (December 2019 to December 2022)

     Vice President, National Accounts & Retail (November 2018 to December 2019)

     Vice President, Customer Service & Sales Operations (August 2018 to November 2018)

     Director, Customer & Sales Operations (April 2015 to July 2018)

Dawn M. Kirchner-King	53	Armstrong World Industries, Inc. Senior Vice President, Chief Information Officer since August 2022 Chief Information Officer (July 2015 to August 2022)

Austin K. So	49

Armstrong World Industries, Inc.

     Senior Vice President, General Counsel and Chief Compliance Officer since February 2022

StoneMor, Inc.

     Senior Vice President, Chief Legal Officer & Secretary (July 2016 to January 2022)

James T. Burge	47	Armstrong World Industries, Inc. Vice President, Controller since April 2021 Americas Controller (December 2017 to April 2021)

* Information in parenthesis regarding previously held positions indicates the duration the Executive Officer held the position.

† As previously announced, this executive officer will be retiring in 2023.

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

The Codes of Ethics are available at http://www.armstrongceilings.com/corporate/codes-policies.html and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer, must be reviewed in advance by the Nominating, Governance and Social Responsibility Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval. The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange. We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2022 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners, Management and Directors” in the Company’s proxy statement for its 2023 annual meeting of shareholders to be filed no later than May 1, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2022 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2023 annual meeting of shareholders to be filed no later than May 1, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners, Management and Directors" and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s proxy statement for its 2023 annual meeting of shareholders to be filed no later than May 1, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Review of Related Person Transactions” and “Director Independence” in the Company’s proxy statement for its 2023 annual meeting of shareholders to be filed no later than May 1, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2023 annual meeting of shareholders to be filed no later than May 1, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Listing of Documents
1.
The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2022 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 32.
2.
The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 (filed herewith as Exhibit 99.1).

3.
The following exhibits are filed as part of this 2022 Annual Report on Form 10-K:

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
10.1

Second Amended and Restated Credit Agreement, dated as of December 7, 2022, by and among Armstrong World Industries, Inc., as Borrower, certain subsidiaries of Armstrong World Industries, Inc. identified therein, as the Guarantors, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and the swing line lender, Citizens Bank, N.A., Manufacturers & Traders Trust Company, PNC Bank, National Association, TD Bank, N.A. and Truist Bank, as co-syndication agents, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, and First National Bank of Pennsylvania, as co-documentation agents, BofA Securities, Inc., Citizens Bank, N.A., Manufacturers & Traders Trust Company, PNC Capital Markets, LLC, TD Bank, N.A., and Truist Securities, Inc., as joint lead arrangers and joint bookrunners and the other lenders and letter of credit issuers party thereto is incorporated by reference from the Current Report on Form 8-K filed on December 12, 2022, wherein it appeared as Exhibit 10.1.

10.2

Amended and Restated Joint Venture Agreement, dated February 22, 2016 between Armstrong Ventures, Inc. and Worthington Ventures, Inc., is incorporated by reference from the Annual Report on Form 10-K filed on February 22, 2016, wherein it appeared as Exhibit 10.12.

10.3

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

10.6

Deed of Amendment to the Share Purchase Agreement dated as of July 18, 2018, by and between Armstrong World Industries, Inc. and Knauf International GmbH is incorporated by reference from the Current Report on Form 8-K filed on July 19, 2018, wherein it appeared as Exhibit 2.1.

10.7

2011 Long-Term Incentive Plan, effective as of June 24, 2011, is incorporated by reference to Armstrong World Industries, Inc.’s Definitive Proxy Statement on Schedule 14A for the Armstrong World Industries, Inc. 2011 Annual Meeting of Shareholders held on June 24, 2011 filed on April 28, 2011, wherein it appeared as Exhibit A.*

10.8

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – U.S.(Executive Officer)), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 29, 2013, wherein it appeared as Exhibit 10.2.*

10.9

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2013 (Grant of Nonqualified Stock Options – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 29, 2013, wherein it appeared as Exhibit 10.3.*

10.10

Form of 2011 Long-Term Incentive Plan Terms and Conditions, as amended for 2014 (Grant of Nonqualified Stock Options – U.S.), is incorporated by reference from the Quarterly Report on Form 10-Q filed on April 28, 2014, wherein it appeared as Exhibit 10.1.*

10.11

Armstrong World Industries, Inc. 2016 Long-Term Incentive Plan, effective as of July 8, 2016 and amended and restated effective February 20, 2019, is incorporated by reference from the Annual Report on Form 10-K filed on February 25, 2019, wherein it appeared as Exhibit 10.42.*

10.12

Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2019 and later years under the 2016 Long-Term Incentive Plan is incorporated by reference from the Annual Report on Form 10-K, filed on February 23, 2021, wherein it appeared as Exhibit 10.25.*‡

10.13

Form of Long-Term Time-Based Restricted Stock Unit Grant for 2022 under the 2016 Long-Term Incentive Plan is incorporated by reference from the Annual Report on Form 10-K, filed on February 22, 2022, wherein it appeared as Exhibit 10.18.*

10.14	Armstrong World Industries, Inc. 2020 Inducement Award Plan, is incorporated by reference from the Registration Statement on Form S-8 filed on December 15, 2020, wherein it appeared as Exhibit 4.4.*
10.15

Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010, is incorporated by reference from the Annual Report on Form 10-K, filed on February 28, 2011, wherein it appeared as Exhibit 10.4.*

10.16

Armstrong World Industries, Inc. Equity and Cash Incentive Plan effective as of June 16, 2022, in incorporated by reference to Armstrong World Industries, Inc.’s Definitive Proxy Statement on Schedule 14A for the Armstrong World Industries, Inc. 2022 Annual Meeting of Shareholders held on June 16, 2022 filed on April 27, 2022, wherein it appeared as Annex B.*

10.17	Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2022 under the 2022 Equity and Cash Incentive Plan.*†
10.18	Form of Long-Term Time-Based Restricted Stock Unit Grant for 2022 under the 2022 Equity and Cash Incentive Plan.*†
10.19

Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.20

2008 Directors Stock Unit Plan, as amended December 8, 2008, November 30, 2010 and June 24, 2011 is incorporated by reference to the Current Report on Form 8-K filed on June 13, 2011, wherein it appeared as Exhibit 99.2.*

10.21

Form of 2009 and 2010 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, wherein it appeared as Exhibit 10.27.*

10.22

Form of 2011, 2012, 2013, 2014 and 2015 Award under the 2008 Directors Stock Unit Plan, as amended, is incorporated by reference from the Annual Report on Form 10-K filed on February 27, 2012, wherein it appeared as Exhibit 10.40.*

10.23	Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.1.*
10.24

Form of Stock Unit Grant Agreement under the Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.3.*

10.25	Offer Letter to Victor D. Grizzle dated January 4, 2011, is incorporated by reference from the Current Report on Form 8-K filed on January 10, 2011, wherein it appeared as Exhibit 99.2.*
10.26	Offer Letter to Mark A. Hershey dated November 14, 2021 is incorporated by reference from the Annual Report on Form 10-K, filed on February 22, 2022, wherein it appeared as Exhibit 10.28.*
10.27	Offer Letter to Austin So dated January 6, 2022 is incorporated by reference from the Annual Report on Form 10-K, filed on February 22, 2022, wherein it appeared as Exhibit 10.29.*
10.28	Offer Letter to Christopher Calzaretta dated June 9, 2022. *†
10.29

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on July 27, 2021, wherein it appeared as Exhibit 10.1.*

10.30

Form of Amended and Restated Severance Agreement with Certain Officers, approved for use on October 26, 2016 is incorporated by reference from the Report on Form 8-K filed on October 31, 2016, wherein it appeared as Exhibit 10.1.*

14	The Armstrong Code of Business Conduct, revised as of July 29, 2011, is incorporated by reference from the Current Report on Form 8-K filed on August 1, 2011, wherein it appeared as Exhibit 14.1.
21	Armstrong World Industries, Inc.’s Subsidiaries.†
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Auditors.†
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.†
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act.†
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.††
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.††
99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.†
101	Inline Interactive Data Files**
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

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

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle	Director, President and Chief Executive Officer	February 21, 2023
Victor D. Grizzle	(Principal Executive Officer)

/s/ Christopher P. Calzaretta	Senior Vice President and Chief Financial Officer	February 21, 2023
Christopher P. Calzaretta	(Principal Financial Officer)

/s/ James T. Burge	Vice President and Controller	February 21, 2023
James T. Burge	(Principal Accounting Officer)

/s/ Richard D. Holder	Director	February 21, 2023
Richard D. Holder

/s/ Barbara L. Loughran	Director	February 21, 2023
Barbara L. Loughran

/s/ Larry S. McWilliams	Director	February 21, 2023
Larry S. McWilliams

/s/ James C. Melville	Director	February 21, 2023
James C. Melville

/s/ William H. Osborne	Director	February 21, 2023
William H. Osborne

/s/ Wayne R. Shurts	Director	February 21, 2023
Wayne R. Shurts

/s/ Roy W. Templin	Director	February 21, 2023
Roy W. Templin

/s/ Cherryl T. Thomas	Director	February 21, 2023
Cherryl T. Thomas

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves

(amounts in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2020
Provision for bad debts	$0.7	$0.9	$(0.2)	$1.4
Provision for discounts	1.4	19.4	(19.5)	1.3
Provision for warranties	0.2	5.5	(4.8)	0.9
Provision for inventory obsolescence	0.5	0.1	(0.6)	-

2021
Provision for bad debts	$1.4	$0.4	$(0.8)	$1.0
Provision for discounts	1.3	21.7	(21.3)	1.7
Provision for warranties	0.9	3.9	(4.0)	0.8
Provision for inventory obsolescence	-	0.3	(0.1)	0.2

2022
Provision for bad debts	$1.0	$0.1	$(0.7)	$0.4
Provision for discounts	1.7	24.4	(24.0)	2.1
Provision for warranties	0.8	5.6	(5.7)	0.7
Provision for inventory obsolescence	0.2	0.2	(0.1)	0.3