Form 10-Q
period 2023-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2023-04-25
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 20, 2023 – 45,118,873.

When we refer to “AWI,” the “Company,” “we,” “our” or “us,” we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our markets, broader economic conditions and their effect on our operating results; our expectations regarding the payment of dividends; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization (as discussed below). Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” “target,” “predict,” “may,” “will,” “would,” “could,” “should,” “seek,” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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
•
dependence on third party vendors and suppliers;
•
geographic concentration;
•
ability to make dividend payments and stock repurchases;
•
public health epidemics or pandemics (like COVID-19); and

•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2023	2022
Net sales	$310.2	$282.6
Cost of goods sold	198.1	180.4
Gross profit	112.1	102.2
Selling, general and administrative expenses	62.7	57.1
Loss related to change in fair value of contingent consideration	-	0.1
Equity (earnings) from joint venture	(20.8)	(18.2)
Operating income	70.2	63.2
Interest expense	8.7	5.1
Other non-operating (income), net	(2.4)	(1.3)
Earnings before income taxes	63.9	59.4
Income tax expense	16.6	15.0
Net earnings	$47.3	$44.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.1)	0.7
Derivative (loss) gain, net	(2.2)	10.6
Pension and postretirement adjustments	0.2	0.6
Total other comprehensive (loss) income	(2.1)	11.9
Total comprehensive income	$45.2	$56.3
Net earnings per share of common stock:
Basic	$1.04	$0.94
Diluted	$1.04	$0.94
Average number of common shares outstanding:
Basic	45.4	47.1
Diluted	45.5	47.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$96.0	$106.0
Accounts and notes receivable, net	121.9	112.4
Inventories, net	113.4	110.0
Income taxes receivable	0.3	1.8
Other current assets	30.4	26.3
Total current assets	362.0	356.5
Property, plant, and equipment, less accumulated depreciation and amortization of $566.1 and $549.5, respectively	560.4	554.4
Operating lease assets	16.5	18.8
Finance lease assets	15.5	16.0
Prepaid pension costs	84.8	83.2
Investment in joint venture	24.6	23.9
Goodwill	167.3	167.3
Intangible assets, net	404.6	407.7
Other non-current assets	52.2	59.4
Total assets	$1,687.9	$1,687.2
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$5.6	$-
Accounts payable and accrued expenses	137.3	172.5
Operating lease liabilities	5.7	5.9
Finance lease liabilities	2.2	2.2
Income taxes payable	15.5	2.1
Total current liabilities	166.3	182.7
Long-term debt, less current installments	660.6	651.1
Operating lease liabilities	11.1	13.2
Finance lease liabilities	14.0	14.6
Postretirement benefit liabilities	55.1	54.8
Pension benefit liabilities	27.2	27.6
Other long-term liabilities	26.9	25.8
Income taxes payable	13.5	13.1
Deferred income taxes	168.4	169.3
Total non-current liabilities	976.8	969.5
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,949,072 shares issued and 45,217,244 shares outstanding as of March 31, 2023 and 62,936,820 shares issued and 45,572,185 shares outstanding as of December 31, 2022	0.6	0.6
Capital in excess of par value	577.2	573.6
Retained earnings	1,205.5	1,169.9
Treasury stock, at cost, 17,731,828 shares as of March 31, 2023 and 17,364,635 shares as of December 31, 2022	(1,136.3)	(1,109.0)
Accumulated other comprehensive loss	(102.2)	(100.1)
Total shareholders' equity	544.8	535.0
Total liabilities and shareholders' equity	$1,687.9	$1,687.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended March 31, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2022	45,572,185	$0.6	$573.6	$1,169.9	17,364,635	$(1,109.0)	$(100.1)	$535.0
Stock issuance, net	12,328	-	-	-	(76)	-	-	-
Cash dividends - $0.254 per common share	-	-	-	(11.7)	-	-	-	(11.7)
Share-based employee compensation	-	-	3.6	-	-	-	-	3.6
Net earnings	-	-	-	47.3	-	-	-	47.3
Other comprehensive (loss)	-	-	-	-	-	-	(2.1)	(2.1)
Acquisition of treasury stock	(367,269)	-	-	-	367,269	(27.3)	-	(27.3)
March 31, 2023	45,217,244	$0.6	$577.2	$1,205.5	17,731,828	$(1,136.3)	$(102.2)	$544.8

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2021	47,302,299	$0.6	$561.3	$1,011.4	15,472,856	$(944.0)	$(109.6)	$519.7
Stock issuance, net	17,351	-	-	-	-	-	-	-
Cash dividends - $0.231 per common share	-	-	-	(11.0)	-	-	-	(11.0)
Share-based employee compensation	-	-	2.6	-	-	-	-	2.6
Net earnings	-	-	-	44.4	-	-	-	44.4
Other comprehensive income	-	-	-	-	-	-	11.9	11.9
Acquisition of treasury stock	(301,005)	-	-	-	301,005	(30.0)	-	(30.0)
March 31, 2022	47,018,645	$0.6	$563.9	$1,044.8	15,773,861	$(974.0)	$(97.7)	$537.6

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Net earnings	$47.3	$44.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20.9	21.2
Deferred income taxes	(0.3)	1.1
Share-based compensation	3.9	2.9
Equity earnings from joint venture	(20.8)	(18.2)
Loss from change in fair value of contingent consideration	-	0.1
Payments of contingent consideration in excess of acquisition-date fair value	(5.0)	(1.9)
Other non-cash adjustments, net	(0.1)	-
Changes in operating assets and liabilities:
Receivables	(16.1)	(13.1)
Inventories	(3.5)	(13.6)
Accounts payable and accrued expenses	(11.7)	(17.5)
Income taxes receivable and payable, net	15.5	13.0
Other assets and liabilities	(3.9)	(1.7)
Net cash provided by operating activities	26.2	16.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(22.3)	(12.0)
Return of investment from joint venture	20.8	12.2
Net cash (used for) provided by investing activities	(1.5)	0.2
Cash flows from financing activities:
Proceeds from revolving credit facility	25.0	25.0
Payments of revolving credit facility	(10.0)	(10.0)
Payments of long-term debt	-	(6.2)
Payments for finance leases	(0.6)	(0.6)
Dividends paid	(11.6)	(10.9)
Proceeds from share-based compensation plans, net of tax	(0.3)	0.2
Payments of acquisition-related contingent consideration	(10.2)	(6.7)
Payments for treasury stock acquired	(27.0)	(30.0)
Net cash (used for) financing activities	(34.7)	(39.2)
Effect of exchange rate changes on cash and cash equivalents	-	0.3
Net (decrease) in cash and cash equivalents	(10.0)	(22.0)
Cash and cash equivalents at beginning of year	106.0	98.1
Cash and cash equivalents at end of period	$96.0	$76.1
Supplemental Cash Flow Disclosures:
Interest paid	$8.4	$4.9
Income tax payments, net	1.5	0.9
Amounts in accounts payable for capital expenditures	2.5	0.3

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2022. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the first quarter of 2023 and 2022 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2023 presentation.

Acquisitions

In November 2022, we acquired the business and assets of GC Products, Inc. (“GC Products”), based in Lincoln, CA. GC Products is a designer and manufacturer of glass-reinforced-gypsum, glass-reinforced-cement, molded ceiling and specialty wall products with one manufacturing facility. The operations, assets and liabilities of GC Products are included in our Architectural Specialties segment.

NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
	2023	2022
Net sales
Mineral Fiber	$228.4	$203.2
Architectural Specialties	81.8	79.4
Total net sales	$310.2	$282.6

Our product-based Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

	Three Months Ended
	March 31,
	2023	2022
Segment operating income (loss)
Mineral Fiber	$63.8	$57.6
Architectural Specialties	7.2	6.5
Unallocated Corporate	(0.8)	(0.9)
Total consolidated operating income	$70.2	$63.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended
	March 31,
	2023	2022
Total consolidated operating income	$70.2	$63.2
Interest expense	8.7	5.1
Other non-operating (income), net	(2.4)	(1.3)
Earnings before income taxes	$63.9	$59.4

	March 31, 2023	December 31, 2022
Segment assets
Mineral Fiber	$1,118.9	$1,096.9
Architectural Specialties	385.3	387.5
Unallocated Corporate	183.7	202.8
Total consolidated assets	$1,687.9	$1,687.2

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

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
Mineral Fiber	2023	2022
Distributors	$159.8	$143.5
Home centers	31.1	28.1
Direct customers	14.7	14.3
Other	22.8	17.3
Total	$228.4	$203.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended
	March 31,
Architectural Specialties	2023	2022
Distributors	$39.2	$38.8
Direct customers	42.0	39.4
Other	0.6	1.2
Total	$81.8	$79.4

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2023	December 31, 2022
Customer receivables	$118.7	$107.4
Miscellaneous receivables	6.9	8.2
Less allowance for warranties, discounts and losses	(3.7)	(3.2)
Accounts and notes receivable, net	$121.9	$112.4

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

As of December 31, 2022, miscellaneous receivables included $4.8 million of Employee Retention Credit (“ERC”) receivables representing a refundable payroll tax credit for eligible wages paid to our employees in 2020 and 2021 under the Coronavirus Aid, Relief, and Economic Recovery Act (“CARES Act”). During the first quarter of 2023, all outstanding ERC receivables were collected.

NOTE 5. INVENTORIES

	March 31, 2023	December 31, 2022
Finished goods	$59.8	$60.9
Goods in process	6.8	6.5
Raw materials and supplies	69.4	63.0
Less LIFO reserves	(22.6)	(20.4)
Total inventories, net	$113.4	$110.0

NOTE 6. OTHER CURRENT ASSETS

	March 31, 2023	December 31, 2022
Prepaid expenses	$18.2	$16.6
Fair value of derivative assets	6.5	3.7
Assets held for sale	4.6	4.6
Other	1.1	1.4
Total other current assets	$30.4	$26.3

As of March 31, 2023 and December 31, 2022, assets held for sale included the property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon.

NOTE 7. EQUITY INVESTMENT

Investment in joint venture reflects the equity interest in our 50% investment in our WAVE joint venture. The WAVE joint venture is reflected within the Mineral Fiber segment in our Condensed Consolidated Financial Statements using the equity method of accounting. Condensed financial statement data for WAVE is summarized below.

	Three Months Ended
	March 31,
	2023	2022
Net sales	$109.5	$110.4
Gross profit	62.3	54.8
Net earnings	43.8	38.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 8. LEASES

During the first quarter of 2023, we entered into an operating lease for a manufacturing facility within our Architectural Specialties segment that had not commenced as of March 31, 2023 with an estimated right-of-use asset and corresponding lease liability of approximately $13 million that will be recognized upon the commencement of the lease in the second quarter of 2023.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2023 and December 31, 2022.

		March 31, 2023		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	6-20 years	$182.1	$144.4	$182.1	$142.0
Developed technology	13-20 years	94.1	83.6	93.8	83.3
Software	7 years	9.1	2.9	9.1	2.6
Trademarks and brand names	3-10 years	4.0	2.8	4.0	2.6
Non-compete agreements	3-5 years	5.8	2.9	5.8	2.6
Other	Various	1.1	0.1	1.1	0.1
Total		$296.2	$236.7	$295.9	$233.2
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.1		345.0
Total intangible assets		$641.3		$640.9

Goodwill	Indefinite	$167.3		$167.3

	Three Months Ended
	March 31,
	2023	2022
Amortization expense	$3.5	$4.8

NOTE 10. OTHER NON-CURRENT ASSETS

	March 31, 2023	December 31, 2022
Cash surrender value of company-owned life insurance policies	$42.1	$42.8
Investment in employee deferred compensation plans	7.4	7.7
Fair value of derivative assets	1.9	7.7
Other	0.8	1.2
Total other non-current assets	$52.2	$59.4

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2023	December 31, 2022
Payables, trade and other	$96.9	$105.0
Employment costs	11.9	20.0
Current portion of pension and postretirement liabilities	9.9	9.9
Acquisition-related contingent consideration	-	15.2
Other	18.6	22.4
Total accounts payable and accrued expenses	$137.3	$172.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2023	2022
Earnings before income taxes	$63.9	$59.4
Income tax expense	16.6	15.0
Effective tax rate	26.0%	25.3%

The effective tax rate for the first quarter of 2023 was higher compared to the same period in 2022 due primarily to an increase in our valuation allowance for capital loss carryforwards recorded in the current quarter.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of March 31, 2023 and December 31, 2022, the principal balance of our Term Loan A was $450.0 million. As of March 31, 2023 and December 31, 2022, borrowings outstanding under our revolving credit facility were $220.0 million and $205.0 million, respectively. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

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

	March 31, 2023
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2023	2022
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.7	$0.9
Interest cost on projected benefit obligation	4.2	2.7
Expected return on plan assets	(6.2)	(4.6)
Amortization of net actuarial loss	1.3	1.0
Net periodic pension cost	$-	$-
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.7	$0.4
Amortization of prior service credit	-	(0.1)
Amortization of net actuarial gain	(1.5)	(0.7)
Net periodic postretirement (credit)	$(0.8)	$(0.4)

We also have an unfunded defined benefit pension plan in Germany, which was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2023 and 2022.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The service cost component of net benefit cost has been presented in the Condensed Consolidated Statements of Earnings and Comprehensive Income within cost of goods sold and selling, general and administrative ("SG&A") expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in the Condensed Consolidated Statements of Earnings and Comprehensive Income separately from the service cost component within other non-operating income, net.

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	March 31, 2023		December 31, 2022
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(666.2)	$(645.5)	$(651.1)	$(645.3)
Interest rate swap contracts	8.4	8.4	11.4	11.4
Acquisition-related contingent consideration	-	-	(15.2)	(15.2)

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on quotes from a major financial institution of recently observed trading levels of our Term Loan A debt. The fair value estimates for interest rate swap contracts are estimated by obtaining quotes from major financial institutions with verification by internal valuation models. We engaged an independent, third-party valuation specialist to determine the fair value estimate for acquisition-related contingent consideration payable based on performance, which was measured using a Monte Carlo simulation. As of December 31, 2022, $15.2 million of the carrying amount of contingent consideration liabilities payable, related to final achievement of certain financial and performance milestones through December 31, 2022 for the acquisition of TURF Design, Inc (“Turf”), was equal to fair value as milestone achievements were known.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	March 31, 2023	December 31, 2022
	Fair value based on other observable inputs	Fair value based on other observable inputs
	Level 2	Level 2
Assets, net:
Interest rate swap contracts	$8.4	$11.4

The changes in fair value of the acquisition-related contingent consideration liability for the three months ended March 31, 2023 and 2022 were as follows:

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Three Months Ended
	March 31,
	2023	2022
Fair value of contingent consideration as of beginning of period	$15.2	$12.8
Cash consideration paid	(15.2)	(8.6)
Loss related to change in fair value of contingent consideration	-	0.1
Fair value of contingent consideration as of end of period	$-	$4.3

During the three months ended March 31, 2023, we paid $15.2 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2022 for the acquisition of Turf. During the three months ended March 31, 2022, we paid $8.6 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz Designs, Inc. and Turf. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portions of additional cash consideration paid in excess of the acquisition date fair value were classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in interest rates for a portion of our variable rate debt. Effective the second quarter 2020, we adopted Accounting Standards Update 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”). In March 2023, we amended our interest rate swaps in accordance with ASU 2020-04, changing our hedged interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

The following table summarizes our interest rate swaps as of March 31, 2023:

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-SOFR
September 19, 2022	$25.0	September 2022 to December 2023	USD-SOFR
March 10, 2020	$50.0	March 2021 to March 2024	USD-SOFR
March 11, 2020	$50.0	March 2021 to March 2024	USD-SOFR
November 28, 2018	$100.0	March 2021 to March 2025	USD-SOFR

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month SOFR, inclusive of a 0% floor.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2023 and December 31, 2022. We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2023 or December 31, 2022. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets
		Fair Value
	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swap contracts	Other current assets	$6.5	$3.7
Interest rate swap contracts	Other non-current assets	1.9	7.7

	Amount of (Loss) Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2023	2022		2023	2022
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$(0.5)	$16.3	Interest expense	$2.4	$2.1

As of March 31, 2023, the amount of existing gains in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in net earnings over the next twelve months was $8.8 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program pursuant to which we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023 (the “Program”). We had $321.8 million remaining under the Board’s repurchase authorization as of March 31, 2023.

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

During the three months ended March 31, 2023, we repurchased 0.4 million shares under the Program for a total cost of $27.0 million, excluding commissions and taxes, or an average price of $73.51 per share. Since inception, we have repurchased 12.8 million shares under the Program for a total cost of $878.2 million, excluding commissions and taxes, or an average price of $68.80 per share.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Dividends

In February 2023, our Board of Directors declared a $0.254 per share quarterly dividend, which was paid to shareholders in March 2023. On April 19, 2023, our Board of Directors declared a $0.254 per share quarterly dividend to be paid in May 2023.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative Gain (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2022	$0.5	$9.5	$(110.1)	$(100.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $-, $0.2, ($0.2) and $-	(0.1)	(0.3)	0.4	-
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.9)	(0.2)	(2.1)
Net current period other comprehensive (loss) income	(0.1)	(2.2)	0.2	(2.1)
Balance, March 31, 2023	$0.4	$7.3	$(109.9)	$(102.2)

	Foreign Currency Translation Adjustments	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2021	$2.3	$(9.1)	$(102.8)	$(109.6)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($4.0), ($0.1) and ($4.1)	0.7	12.3	0.5	13.5
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	0.1	(1.6)
Net current period other comprehensive income	0.7	10.6	0.6	11.9
Balance, March 31, 2022	$3.0	$1.5	$(102.2)	$(97.7)

(1)
Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2023	2022
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.4)	$(2.1)	Interest expense
Tax impact	0.5	0.4	Income tax expense
Total (income), net of tax	(1.9)	(1.7)

Pension and Postretirement Adjustments:
Prior service credit amortization	-	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	(0.2)	0.3	Other non-operating (income), net
Total (income) loss, before tax	(0.2)	0.2
Tax impact	-	(0.1)	Income tax expense
Total (income) loss, net of tax	(0.2)	0.1
Total reclassifications for the period	$(2.1)	$(1.6)

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

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, insurance recoveries in excess of cumulative expenses were $3.4 million and $3.5 million, respectively. The excess recoveries will be released to offset any future expenses, including additional reserves for potential liabilities, incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

In June 2021, the PRPs submitted the Site Characterization Summary Report (SCSR) for Operable Unit 2 to the EPA. The purpose of the SCSR is to demonstrate that the available data for Operable Unit 2 is adequate for the risk assessment and for the development of remedial action objectives. In August 2022, the PRPs submitted to the EPA a Human Health Baseline Risk Assessment, and in December 2022, the PRPs submitted to the EPA a final Baseline Ecological Risk Assessment for Operable Unit 2. Both risk assessments were approved by the EPA and are exhibits to the draft Remedial Investigation Report, which the PRPs finalized and submitted to the EPA in March 2023. The PRPs are in the process of completing the Feasibility Study which will evaluate remedial alternatives for Operable Unit 2, and is needed to complete the RI/FS. We may ultimately incur costs in remediating any contamination discovered during the RI/FS. The current estimate of future liability at this site includes only our estimated share of the costs of the investigative work that the EPA is requiring the PRPs to perform at this time. We are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, NC

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, which became Armstrong Wood Products, Inc. (“AWP”), and is now AHF Products, LLC. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved the RI/FS work plan in August 2011. In January 2014, we submitted draft Remedial Investigation and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the United States on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the United States does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the United States agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan (“RDWP”) for the site was submitted to the EPA in June 2022, and AWI and Paramount responded in November 2022 to comments received from the EPA in September 2022. The EPA approved a revised RDWP in February 2023 and work on a pre-design investigation work plan is ongoing. The current estimate of future liability at this site includes only our estimated share of the costs of the interim remedial action that, at this time, we anticipate the EPA will require the PRPs to perform. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter’s or

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $0.5 million as of March 31, 2023 and December 31, 2022, reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. During the three months ended March 31, 2023 and 2022, we recorded $0.1 million and $0.6 million, respectively, of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves recorded in the first quarter of 2023 and 2022 are offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

NOTE 19. NET EARNINGS PER SHARE

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three months ended March 31, 2023 and 2022. EPS components may not add due to rounding.

	Three Months Ended
	March 31,
	2023	2022
Net earnings	$47.3	$44.4
(Earnings) allocated to participating vested share awards	-	(0.1)
Net earnings attributable to common shares	$47.3	$44.3

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2023 and 2022 (shares in millions):

	Three Months Ended
	March 31,
	2023	2022
Basic shares outstanding	45.4	47.1
Dilutive effect of common stock equivalents	0.1	0.1
Diluted shares outstanding	45.5	47.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended March 31, 2023 and 2022 were 74,629 and 7,676, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Acquisitions

In November 2022, we acquired the business and assets of GC Products, Inc. (“GC Products”), based in Lincoln, CA. GC Products is a designer and manufacturer of glass-reinforced-gypsum, glass-reinforced-cement, molded ceiling and specialty wall products with one manufacturing facility. The operations, assets and liabilities of GC Products are included in our Architectural Specialties segment. The acquisition of GC Products did not have a material impact on our results of operations for the three months ended March 31, 2023.

Manufacturing Plants

As of March 31, 2023, we operated 16 manufacturing plants, with 14 plants located within the U.S. and two plants in Canada. This excludes our St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018, and was classified as an asset held for sale as of March 31, 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

For information on our segments' 2023 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements.

Markets. We compete in the building product construction markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into commercial construction market activity, including, but not limited to, GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The Company continues to monitor the impacts of COVID-19 and other global events, including the conflict in Ukraine, both of which had minimal direct impacts on our results of operations during the first quarter of 2023 and 2022. Additionally, we have monitored, and will continue to monitor, the impact of domestic and international bank failures, which had no direct impact on our results of operations, financial condition and results of operations during the first quarter of 2023.

Several factors and trends within our markets affected our business performance during the first quarter of 2023 compared to the first quarter of 2022, most importantly rising interest rates, lower inflation on certain input costs, and the lessening impact of supply chain and labor availability constraints, all of which resulted in uneven market demand. For the three months ended March 31, 2023, increased sales volumes contributed $21 million to net sales compared to the same period in 2022, primarily in our Mineral Fiber segment. The increase in Mineral Fiber sales volumes was primarily driven by comparison to a weaker prior-year period due to reductions of inventory levels at certain customers, and partially due to current-year inventory level increases at our home center customers.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. Typically, realized price increases are less than announced price increases because of project pricing, competitive adjustments and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and like-for-like pricing impacting our revenues. We estimate that favorable AUV increased our total consolidated net sales for the three months ended March 31, 2023 by approximately $6 million compared to the same period in 2022. Our Architectural Specialties segment revenues are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During the first quarter of 2023, we implemented price increases on Mineral Fiber ceiling, grid products and certain Architectural Specialties products. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation and its impact on our business.

Seasonality. Historically, our sales tend to be stronger in the second and the third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction projects.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor and energy), manufacturing overhead costs, freight, costs to purchase sourced products and SG&A expenses.

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper and starch. Other raw materials include aluminum, clays, felt, pigment, steel, wood and wood fiber. We manufacture most of our mineral wool at one of our manufacturing facilities. Natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs have an impact on our financial results. In the first quarter of 2023, higher costs for raw materials and energy negatively impacted operating income by $4 million compared to the same period in 2022.

2020 Acquisition-Related Expenses and Losses

In connection with our acquisitions of Turf in July 2020, and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses and losses to operating income in the three months ended March 31, 2023 and 2022, summarized as

Management’s Discussion and Analysis of Financial Condition and Results of Operations

follows (dollar amounts in millions):

	Three Months Ended
	March 31,
	2023	2022	Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
Loss related to change in fair value of contingent consideration	-	0.1	Loss related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	1.3	2.0	SG&A expenses
Net negative impact to operating income	$1.3	$2.1

The change in fair value of contingent consideration was related to our Turf acquisition and was remeasured quarterly during the acquisition's earn-out period which was completed on December 31, 2022. See Note 15 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the awardees’ continued employment with AWI. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of March 31, 2023 and December 31, 2022, we had approximately 3,000 full-time and part-time employees.

RESULTS OF OPERATIONS

Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2023	2022	Change is Favorable
Total consolidated net sales	$310.2	$282.6	9.8%
Operating income	$70.2	$63.2	11.1%

Consolidated net sales for the first quarter of 2023 increased 9.8% over the prior-year period as higher volumes contributed $21 million and favorable AUV contributed $6 million. Mineral Fiber net sales increased $25 million and Architectural Specialties net sales increased $2 million over the prior-year period. The increase in Mineral Fiber segment net sales was primarily driven by higher volumes, and partially due to improved AUV. The increase in Mineral Fiber segment sales volumes was primarily driven by a recovery of sales volumes compared to a weaker prior-year period due to inventory level reductions at certain customers and partially due to current-year inventory level increases at our home center customers. The favorable AUV was primarily driven by positive like-for-like pricing, partially offset by unfavorable geographic mix. Architectural Specialties segment net sales improved due to growth across most product categories, partially offset by lower metal product sales.

Cost of goods sold in the first quarter of 2023 was 63.9% of net sales, compared to 63.8% for the same period in 2022. The increase in cost of goods sold as a percent of net sales for the first quarter of 2023 was driven by raw material and energy inflation and inventory valuation impacts, partially offset by favorable AUV performance and improved manufacturing productivity.

SG&A expenses in the first quarter of 2023 were $62.7 million, or 20.2% of net sales, compared to $57.1 million, or 20.2% of net sales, for the same period in 2022. The year-over-year increase in SG&A expenses was driven primarily by a $5 million increase in selling expenses, primarily related to investments in our Architectural Specialties segment and higher costs in support of our digital selling initiatives, in addition to $3 million in severance costs related to cost savings initiatives in the current-year quarter, partially offset by a $1 million reduction in acquisition-related expenses.

Equity earnings from our WAVE joint venture were $20.8 million in the first quarter of 2023, compared to $18.2 million in the first quarter of 2022. WAVE earnings growth was primarily driven by lower steel costs and the benefits of a recovery of sales volumes compared to a weaker prior-year period due to inventory level reductions at certain customers. These benefits were partially offset by the impact of unfavorable AUV. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense was $8.7 million in the first quarter of 2023 compared to $5.1 million in the first quarter of 2022. The increase was primarily due to higher interest rates on floating rate debt.

Other non-operating income, net, was $2.4 million in the first quarter of 2023 compared to $1.3 million in the first quarter of 2022. Other non-operating income, net, is primarily comprised of the non-service cost components of pension and postretirement net periodic benefit costs.

Income tax expense was $16.6 million in the first quarter of 2023 compared to $15.0 million in the first quarter of 2022. The effective tax rate for the first quarter of 2023 was 26.0% compared to 25.3% for the same period of 2022. The increase in the effective tax rate for the first quarter of 2023 was primarily due to an increase in our valuation allowance for capital loss carryforwards recorded in the current quarter.

Total Other Comprehensive Loss (“OCL”) was $2.1 million in the first quarter of 2023 compared to Other Comprehensive Income (“OCI”) of $11.9 million in the first quarter of 2022. The change in OCL in the first quarter of 2023 compared to the same period in 2022 was primarily driven by derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities, and the recognition of gains and losses previously deferred in OCI. Also impacting the change in OCL were pension and postretirement adjustments and foreign currency translation adjustments. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2023 and 2022 were driven primarily by changes in the Canadian dollar.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2023	2022	Change is Favorable
Total segment net sales	$228.4	$203.2	12.4%
Operating income	$63.8	$57.6	10.8%

Net sales increased in the first quarter of 2023 due to $19 million of higher sales volumes and $6 million of favorable AUV. The increase in volumes was driven primarily by a recovery of sales volumes compared to a weaker prior-year period due to inventory level reductions at certain customers, and partially due to current-year inventory level increases at our home center customers. The improvement in AUV was driven by favorable like-for-like price, partially offset by unfavorable geographic mix.

Operating income increased in the first quarter of 2023 primarily due to a $12 million benefit from higher sales volumes, a $5 million benefit from favorable AUV and a $3 million increase in equity earnings. These benefits were partially offset by an $8 million increase in manufacturing costs, primarily driven by raw material and energy inflation, and inventory valuation impacts, partially offset by improved manufacturing productivity. Also partially offsetting the favorability was $3 million in severance costs related to cost savings initiatives in the current-year quarter and a $3 million increase in selling expenses, partially in support of digital growth initiatives.

Architectural Specialties

(dollar amounts in millions)

	Three Months Ended
	March 31,
	2023	2022	Change is Favorable
Total segment net sales	$81.8	$79.4	3.0%
Operating income (loss)	$7.2	$6.5	10.8%

Net sales increased $2 million in the first quarter of 2023 compared to the same period in 2022, driven by growth across most product categories, partially offset by lower metal product sales. Net sales growth was also negatively impacted by the timing of custom project sales.

Operating income increased in the first quarter of 2023 primarily due to a $2 million margin benefit from increased sales and favorable project mix and a $1 million reduction in acquisition-related expenses, partially offset by a $2 million increase in selling expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the first quarter of 2023 and 2022.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first three months of 2023 provided $26.2 million of cash, compared to $16.7 million in the first three months of 2022. The increase was primarily due to favorable working capital changes, most notably in inventory.

Net cash used in investing activities was $1.5 million in the first three months of 2023, compared to $0.2 million of cash provided in the first three months of 2022. The unfavorable change in cash in the first quarter of 2023 compared to the same period in 2022 was primarily due to increased purchases of property, plant and equipment, partially offset by an increase in dividends from WAVE.

Net cash used for financing activities was $34.7 million in the first three months of 2023, compared to $39.2 million in the first three months of 2022. The favorable change in cash was primarily due to decreased payments on borrowings and a decrease in repurchases of outstanding common stock, partially offset by higher payments of acquisition-related contingent consideration in 2023.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. The revolving credit facility and Term Loan A are currently priced at 1.625% over SOFR, plus a 10-basis point adjustment. The revolving credit facility and Term Loan A mature in December 2027. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

As of March 31, 2023, total borrowings outstanding under our senior credit facility were $450.0 million under Term Loan A and $220.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of March 31, 2023, we were in compliance with all covenants of the senior credit facility.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to replace LIBOR rates with the SOFR effective in mid-2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the SOFR rate represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR. In the second quarter of 2020, we adopted Accounting Standards Update 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” ("ASU 2020-04") which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of LIBOR. In March 2023, we amended our interest rate swaps in accordance with ASU 2020-04, changing our hedged interest rate from LIBOR to SOFR.

The Term Loan A is currently priced on a variable interest rate basis. The following table summarizes our interest rate swaps (dollar amounts in millions):

Trade Date	Notional Amount	Coverage Period	Risk Coverage
November 28, 2018	$200.0	November 2018 to November 2023	USD-SOFR
September 19, 2022	$25.0	September 2022 to December 2023	USD-SOFR
March 10, 2020	$50.0	March 2021 to March 2024	USD-SOFR
March 11, 2020	$50.0	March 2021 to March 2024	USD-SOFR
November 28, 2018	$100.0	March 2021 to March 2025	USD-SOFR

Under the terms of our interest rate swaps above, we pay a fixed rate monthly and receive 1-month SOFR, inclusive of a 0% floor.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2023, these swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

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

	March 31, 2023
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$8.1	$16.9
Revolving credit facility	150.0	-	150.0
Total	$175.0	$8.1	$166.9

As of March 31, 2023, we had $96.0 million of cash and cash equivalents, $80.7 million in the U.S. and $15.3 million in foreign jurisdictions, primarily Canada. As of March 31, 2023, we also had $280.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2023, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1 – 31, 2023	137,225	$72.87	137,225	$338,788,146
February 1 – 28, 2023	55,467	$79.63	50,252	$334,788,244
March 1 – 31, 2023	189,463	$72.25	179,792	$321,788,971
Total	382,155		367,269

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

During the three months ended March 31, 2023, we repurchased 0.4 million shares under the Program for a total cost of $27.0 million, excluding commissions and taxes, or an average price of $73.51 per share. Since inception and through March 31, 2023, we have repurchased 12.8 million shares under the Program for a total cost of $878.2 million, excluding commissions and taxes, or an average price of $68.80 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

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

Date: April 25, 2023