Form 10-Q
period 2023-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2023-07-25
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 20, 2023 – 44,720,822.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$325.4	$321.0	$635.6	$603.6
Cost of goods sold	201.4	203.1	399.5	383.5
Gross profit	124.0	117.9	236.1	220.1
Selling, general and administrative expenses	61.9	61.5	124.6	118.6
Loss related to change in fair value of contingent consideration	-	6.1	-	6.2
Equity (earnings) from joint venture	(24.9)	(21.3)	(45.7)	(39.5)
Operating income	87.0	71.6	157.2	134.8
Interest expense	9.2	5.8	17.9	10.9
Other non-operating (income), net	(2.2)	(1.4)	(4.6)	(2.7)
Earnings before income taxes	80.0	67.2	143.9	126.6
Income tax expense	19.8	15.0	36.4	30.0
Net earnings	$60.2	$52.2	$107.5	$96.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.7	(0.9)	0.6	(0.2)
Derivative (loss) gain, net	(0.2)	3.0	(2.4)	13.6
Pension and postretirement adjustments	(0.1)	0.1	0.1	0.7
Total other comprehensive income (loss)	0.4	2.2	(1.7)	14.1
Total comprehensive income	$60.6	$54.4	$105.8	$110.7

Net earnings per share of common stock:
Basic	$1.34	$1.12	$2.38	$2.06
Diluted	$1.34	$1.11	$2.38	$2.05
Average number of common shares outstanding:
Basic	44.9	46.6	45.2	46.9
Diluted	45.0	46.7	45.2	47.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$101.6	$106.0
Accounts and notes receivable, net	117.0	112.4
Inventories, net	109.1	110.0
Income taxes receivable	3.6	1.8
Other current assets	30.7	26.3
Total current assets	362.0	356.5
Property, plant, and equipment, less accumulated depreciation and amortization of $572.1 and $549.5, respectively	559.0	554.4
Operating lease assets	28.1	18.8
Finance lease assets	18.4	16.0
Prepaid pension costs	86.5	83.2
Investment in joint venture	25.6	23.9
Goodwill	167.4	167.3
Intangible assets, net	412.3	407.7
Other non-current assets	53.0	59.4
Total assets	$1,712.3	$1,687.2
Liabilities and Shareholders' Equity
Current liabilities:

Current installments of long-term debt	$11.3	$-
Accounts payable and accrued expenses	148.2	172.5
Operating lease liabilities	7.1	5.9
Finance lease liabilities	2.6	2.2
Income taxes payable	7.6	2.1
Total current liabilities	176.8	182.7
Long-term debt, less current installments	640.2	651.1
Operating lease liabilities	21.6	13.2
Finance lease liabilities	16.6	14.6
Postretirement benefit liabilities	54.0	54.8
Pension benefit liabilities	26.9	27.6
Other long-term liabilities	27.9	25.8
Income taxes payable	14.0	13.1
Deferred income taxes	167.6	169.3
Total non-current liabilities	968.8	969.5
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 62,998,547 shares issued and 44,823,285 shares outstanding as of June 30, 2023 and 62,936,820 shares issued and 45,572,185 shares outstanding as of December 31, 2022	0.6	0.6
Capital in excess of par value	580.4	573.6
Retained earnings	1,254.1	1,169.9
Treasury stock, at cost, 18,175,262 shares as of June 30, 2023 and 17,364,635 shares as of December 31, 2022	(1,166.6)	(1,109.0)
Accumulated other comprehensive loss	(101.8)	(100.1)
Total shareholders' equity	566.7	535.0
Total liabilities and shareholders' equity	$1,712.3	$1,687.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share data)

Unaudited

	Three Months Ended June 30, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2023	45,217,244	$0.6	$577.2	$1,205.5	17,731,828	$(1,136.3)	$(102.2)	$544.8
Stock issuance, net	49,417	-	-	-	58	-	-	-
Cash dividends - $0.254 per common share	-	-	-	(11.6)	-	-	-	(11.6)
Share-based employee compensation	-	-	3.2	-	-	-	-	3.2
Net earnings	-	-	-	60.2	-	-	-	60.2
Other comprehensive income	-	-	-	-	-	-	0.4	0.4
Acquisition of treasury stock	(443,376)	-	-	-	443,376	(30.3)	-	(30.3)
June 30, 2023	44,823,285	$0.6	$580.4	$1,254.1	18,175,262	$(1,166.6)	$(101.8)	$566.7

	Six Months Ended June 30, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2022	45,572,185	$0.6	$573.6	$1,169.9	17,364,635	$(1,109.0)	$(100.1)	$535.0
Stock issuance, net	61,745	-	-	-	(18)	-	-	-
Cash dividends - $0.508 per common share	-	-	-	(23.3)	-	-	-	(23.3)
Share-based employee compensation	-	-	6.8	-	-	-	-	6.8
Net earnings	-	-	-	107.5	-	-	-	107.5
Other comprehensive loss	-	-	-	-	-	-	(1.7)	(1.7)
Acquisition of treasury stock	(810,645)	-	-	-	810,645	(57.6)	-	(57.6)
June 30, 2023	44,823,285	$0.6	$580.4	$1,254.1	18,175,262	$(1,166.6)	$(101.8)	$566.7

	Three Months Ended June 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2022	47,018,645	$0.6	$563.9	$1,044.8	15,773,861	$(974.0)	$(97.7)	$537.6
Stock issuance, net	83,326	-	-	-	-	-	-	-
Cash dividends - $0.231 per common share	-	-	-	(11.0)	-	-	-	(11.0)
Share-based employee compensation	-	-	1.8	-	-	-	-	1.8
Net earnings	-	-	-	52.2	-	-	-	52.2
Other comprehensive income	-	-	-	-	-	-	2.2	2.2
Acquisition of treasury stock	(639,150)	-	-	-	639,150	(55.0)	-	(55.0)
June 30, 2022	46,462,821	$0.6	$565.7	$1,086.0	16,413,011	$(1,029.0)	$(95.5)	$527.8

	Six Months Ended June 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2021	47,302,299	$0.6	$561.3	$1,011.4	15,472,856	$(944.0)	$(109.6)	$519.7
Stock issuance, net	100,677	-	-	-	-	-	-	-
Cash dividends - $0.462 per common share	-	-	-	(22.0)	-	-	-	(22.0)
Share-based employee compensation	-	-	4.4	-	-	-	-	4.4
Net earnings	-	-	-	96.6	-	-	-	96.6
Other comprehensive income	-	-	-	-	-	-	14.1	14.1
Acquisition of treasury stock	(940,155)	-	-	-	940,155	(85.0)	-	(85.0)
June 30, 2022	46,462,821	$0.6	$565.7	$1,086.0	16,413,011	$(1,029.0)	$(95.5)	$527.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net earnings	$107.5	$96.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.1	42.1
Deferred income taxes	(1.0)	(0.3)
Share-based compensation	7.9	7.3
Equity earnings from joint venture	(45.7)	(39.5)
Loss from change in fair value of contingent consideration	-	6.2
Payments of contingent consideration in excess of acquisition-date fair value	(5.0)	(1.9)
Other non-cash adjustments, net	(0.1)	-
Changes in operating assets and liabilities:
Receivables	(10.5)	(27.2)
Inventories	0.9	(18.6)
Accounts payable and accrued expenses	(1.3)	4.4
Income taxes receivable and payable, net	4.6	(3.4)
Other assets and liabilities	(6.5)	(2.6)
Net cash provided by operating activities	93.9	63.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(41.5)	(27.9)
Cash paid for acquisition of co-ownership interest in software-related intellectual property	(10.0)	-
Return of investment from joint venture	44.6	26.3
Other investing activities	0.9	-
Net cash (used for) investing activities	(6.0)	(1.6)
Cash flows from financing activities:
Proceeds from revolving credit facility	30.0	75.0
Payments of revolving credit facility	(30.0)	(25.0)
Payments of long-term debt	-	(12.5)
Payments for finance leases	(1.2)	(1.1)
Dividends paid	(23.1)	(22.0)
Payments from share-based compensation plans, net of tax	(1.1)	(2.9)
Payments of acquisition-related contingent consideration	(10.2)	(6.7)
Payments for treasury stock acquired	(57.0)	(85.0)
Net cash (used for) financing activities	(92.6)	(80.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)
Net (decrease) in cash and cash equivalents	(4.4)	(18.8)
Cash and cash equivalents at beginning of year	106.0	98.1
Cash and cash equivalents at end of period	$101.6	$79.3
Supplemental Cash Flow Disclosures:
Interest paid	$17.3	$10.3
Income tax payments, net	32.8	33.7
Amounts in accounts payable for capital expenditures	1.7	0.3

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2022. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the second quarter and first six months of 2023 and 2022 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Subsequent Event

In July 2023, we acquired all of the issued and outstanding stock of BOK Modern, LLC ("BOK") for total cash consideration of $13.8 million and additional contingent consideration payable upon the achievement of certain future performance objectives through 2025 not to exceed $3.3 million. BOK is a designer of metal architectural solutions based in San Rafael, California with 2022 revenues of approximately $12 million.

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales
Mineral Fiber	$234.0	$234.5	$462.4	$437.7
Architectural Specialties	91.4	86.5	173.2	165.9
Total net sales	$325.4	$321.0	$635.6	$603.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

Our product-based Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Segment operating income (loss)
Mineral Fiber	$75.5	$71.4	$139.3	$129.1
Architectural Specialties	12.2	1.1	19.4	7.6
Unallocated Corporate	(0.7)	(0.9)	(1.5)	(1.9)
Total consolidated operating income	$87.0	$71.6	$157.2	$134.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total consolidated operating income	$87.0	$71.6	$157.2	$134.8
Interest expense	9.2	5.8	17.9	10.9
Other non-operating (income), net	(2.2)	(1.4)	(4.6)	(2.7)
Earnings before income taxes	$80.0	$67.2	$143.9	$126.6

	June 30, 2023	December 31, 2022
Segment assets
Mineral Fiber	$1,117.3	$1,096.9
Architectural Specialties	394.1	387.5
Unallocated Corporate	200.9	202.8
Total consolidated assets	$1,712.3	$1,687.2

NOTE 3. REVENUE

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, felt, wood fiber and glass-reinforced-gypsum) throughout the Americas. We disaggregate revenue based on our product-based segments and major customer channels, as they represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors. Net sales by major customer channel are as follows:

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2023	2022	2023	2022
Distributors	$174.6	$177.7	$334.4	$321.2
Home centers	23.4	23.5	54.5	51.6
Direct customers	15.2	16.3	29.9	30.6
Other	20.8	17.0	43.6	34.3
Total	$234.0	$234.5	$462.4	$437.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2023	2022	2023	2022
Distributors	$45.9	$45.9	$85.1	$84.7
Direct customers	44.4	40.3	86.4	79.7
Other	1.1	0.3	1.7	1.5
Total	$91.4	$86.5	$173.2	$165.9

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2023	December 31, 2022
Customer receivables	$113.2	$107.4
Miscellaneous receivables	6.9	8.2
Less allowance for warranties, discounts and losses	(3.1)	(3.2)
Accounts and notes receivable, net	$117.0	$112.4

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

NOTE 5. INVENTORIES

	June 30, 2023	December 31, 2022
Finished goods	$58.5	$60.9
Goods in process	5.8	6.5
Raw materials and supplies	70.1	63.0
Less LIFO reserves	(25.3)	(20.4)
Total inventories, net	$109.1	$110.0

NOTE 6. OTHER CURRENT ASSETS

	June 30, 2023	December 31, 2022
Prepaid expenses	$16.9	$16.6
Assets held for sale	6.6	4.6
Fair value of derivative assets	5.6	3.7
Other	1.6	1.4
Total other current assets	$30.7	$26.3

As of June 30, 2023, assets held for sale included the land and property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon and the building and related land of an Architectural Specialties design center in Chicago, Illinois. As of December 31, 2022, assets held for sale included the land and property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$116.1	$129.0	$225.6	$239.4
Gross profit	70.1	61.3	132.4	116.1
Net earnings	51.6	45.1	95.4	83.3

NOTE 8. LEASES

During the first quarter of 2023, we entered into an operating lease for a manufacturing facility within our Architectural Specialties segment that commenced during the second quarter of 2023. Upon commencement, we recognized an initial right-of-use ("ROU") asset and lease liability of $13.0 million based on an expected lease term of approximately 5 years. ROU assets obtained in exchange for lease liabilities for the six months ended June 30, 2023 include the impact of this $13.0 million lease, which has been reflected within cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2023 and December 31, 2022, the weighted average discount rate used to compute our operating lease ROU asset and lease liability was 4.6% and 3.8%, respectively.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of June 30, 2023 and December 31, 2022.

		June 30, 2023		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	6-20 years	$182.1	$146.9	$182.1	$142.0
Developed technology	13-20 years	98.9	83.8	93.8	83.3
Software	5-7 years	15.6	3.4	9.1	2.6
Trademarks and brand names	3-10 years	4.1	3.0	4.0	2.6
Non-compete agreements	3-5 years	5.8	3.2	5.8	2.6
Other	Various	1.1	0.2	1.1	0.1
Total		$307.6	$240.5	$295.9	$233.2
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.2		345.0
Total intangible assets		$652.8		$640.9

Goodwill	Indefinite	$167.4		$167.3

	Six Months Ended
	June 30,
	2023	2022
Amortization expense	$7.1	$9.1

In May 2023, we acquired a co-ownership interest in certain software-related intellectual property for a total purchase price of $11.0 million, of which $10.0 million was paid in the second quarter of 2023 and an additional $1.0 million will be paid in the second half of 2023. As a result of this transaction, the total fair value of identifiable intangible assets acquired was $6.5 million of software and $4.5 million of developed technology, which are being amortized over a weighted average life of 5 and 17 years, respectively.

The increase in goodwill since December 31, 2022 resulted from foreign exchange movements.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 10. OTHER NON-CURRENT ASSETS

	June 30, 2023	December 31, 2022
Cash surrender value of company-owned life insurance policies	$40.8	$42.8
Investment in employee deferred compensation plans	8.2	7.7
Fair value of derivative assets	3.1	7.7
Other	0.9	1.2
Total other non-current assets	$53.0	$59.4

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2023	December 31, 2022
Payables, trade and other	$96.7	$105.0
Employment costs	17.4	20.0
Current portion of pension and postretirement liabilities	9.9	9.9
Acquisition-related contingent consideration	-	15.2
Other	24.2	22.4
Total accounts payable and accrued expenses	$148.2	$172.5

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Earnings before income taxes	$80.0	$67.2	$143.9	$126.6
Income tax expense	19.8	15.0	36.4	30.0
Effective tax rate	24.8%	22.3%	25.3%	23.7%

The effective tax rates for the second quarter and the first six months of 2023 were higher compared to the same periods in 2022 due primarily to a reduction in our valuation allowance for capital loss carryforwards recorded in the second quarter of 2022.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of June 30, 2023 and December 31, 2022, the principal balance of our Term Loan A was $450.0 million. As of June 30, 2023 and December 31, 2022, borrowings outstanding under our revolving credit facility were $205.0 million. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

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

	June 30, 2023
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.6	$0.9	$1.3	$1.8
Interest cost on projected benefit obligation	4.3	2.6	8.5	5.3
Expected return on plan assets	(6.3)	(4.6)	(12.5)	(9.2)
Amortization of net actuarial loss	1.4	1.1	2.7	2.1
Net periodic pension cost	$-	$-	$-	$-
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.7	$0.3	1.4	$0.7
Amortization of prior service credit	(0.1)	-	(0.1)	(0.1)
Amortization of net actuarial gain	(1.4)	(0.7)	(2.9)	(1.4)
Net periodic postretirement (credit)	$(0.8)	$(0.4)	$(1.6)	$(0.8)

We also have an unfunded defined benefit pension plan in Germany, which was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2023 and 2022.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	June 30, 2023		December 31, 2022
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(651.5)	$(621.7)	$(651.1)	$(645.3)
Interest rate swap contracts	8.7	8.7	11.4	11.4
Acquisition-related contingent consideration	-	-	(15.2)	(15.2)

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	June 30, 2023	December 31, 2022
	Fair value based on other observable inputs	Fair value based on other observable inputs
	Level 2	Level 2
Assets, net:
Interest rate swap contracts	$8.7	$11.4

The changes in fair value of the acquisition-related contingent consideration liability for the three months ended June 30, 2022 and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2023	2022
Fair value of contingent consideration as of beginning of period	$4.3	$15.2	$12.8
Cash consideration paid	-	(15.2)	(8.6)
Loss related to change in fair value of contingent consideration	6.1	-	6.2
Fair value of contingent consideration as of end of period	$10.4	$-	$10.4

During the six months ended June 30, 2023, we paid $15.2 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2022 for the acquisition of Turf. During the six months ended June 30, 2022, we paid $8.6 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2021 for the acquisitions of Moz Designs, Inc. and Turf. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portions of additional cash consideration paid in excess of the acquisition date fair value were classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes our interest rate swaps as of June 30, 2023:

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2023 and December 31, 2022. We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2023 or December 31, 2022. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets
		Fair Value
	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swap contracts	Other current assets	$5.6	$3.7
Interest rate swap contracts	Other non-current assets	3.1	7.7

	Amount of Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2023	2022		2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$2.1	$21.7	Interest expense	$2.9	$1.4	$5.3	$3.5

As of June 30, 2023, the amount of existing gains in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in net earnings over the next twelve months was $8.3 million.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

In July 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock through July 2018 (the "Program"). Pursuant to additional authorizations and extensions of the Program approved by our Board of Directors, we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023. We had $291.8 million remaining under the Board’s repurchase authorization as of June 30, 2023.

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

During the three months ended June 30, 2023, we repurchased 0.4 million shares under the Program for a total cost of $30.0 million, excluding commissions and taxes, or an average price of $67.66 per share. During the six months ended June 30, 2023, we repurchased 0.8 million shares under the Program for a total cost of $57.0 million, excluding commissions and taxes, or an average price of $70.31 per share. Since inception and through June 30, 2023, we have repurchased 13.2 million shares under the Program for a total cost of $908.2 million, excluding commissions and taxes, or an average price of $68.76 per share.

On July 18, 2023, our Board of Directors approved an additional $500.0 million authorization for us to repurchase outstanding shares of our common stock under the Program and extended the Program to December 31, 2026, bringing the cumulative total repurchase authorization since the inception of the Program to $1,700.0 million of our outstanding shares of common stock.

Dividends

In February and April 2023, our Board of Directors declared a $0.254 per share quarterly dividend, which was paid to shareholders in March and May 2023. On July 19, 2023, our Board of Directors declared a $0.254 per share quarterly dividend to be paid in August 2023.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2023	$0.4	$7.3	$(109.9)	$(102.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $-, ($0.5), $0.1 and $(0.4)	0.7	2.1	(0.1)	2.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.3)	-	(2.3)
Net current period other comprehensive income (loss)	0.7	(0.2)	(0.1)	0.4
Balance, June 30, 2023	$1.1	$7.1	$(110.0)	$(101.8)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2022	$0.5	$9.5	$(110.1)	$(100.1)
Other comprehensive income before reclassifications, net of tax (expense) of $-, ($0.3), ($0.1) and $(0.4)	0.6	1.8	0.3	2.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(4.2)	(0.2)	(4.4)
Net current period other comprehensive income (loss)	0.6	(2.4)	0.1	(1.7)
Balance, June 30, 2023	$1.1	$7.1	$(110.0)	$(101.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

	Foreign Currency Translation Adjustments	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2022	$3.0	$1.5	$(102.2)	$(97.7)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $-, ($1.3), $- and ($1.3)	(0.9)	4.1	(0.2)	3.0
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.1)	0.3	(0.8)
Net current period other comprehensive (loss) income	(0.9)	3.0	0.1	2.2
Balance, June 30, 2022	$2.1	$4.5	$(102.1)	$(95.5)

	Foreign Currency Translation Adjustments	Derivative (Loss) Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2021	$2.3	$(9.1)	$(102.8)	$(109.6)
Other comprehensive (loss) income before reclassifications, net of tax (expense) of $ -, ($5.3), ($0.1) and ($5.4)	(0.2)	16.4	0.3	16.5
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.8)	0.4	(2.4)
Net current period other comprehensive (loss) income	(0.2)	13.6	0.7	14.1
Balance, June 30, 2022	$2.1	$4.5	$(102.1)	$(95.5)
(1)
Amounts are net of tax

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.9)	$(1.4)	$(5.3)	$(3.5)	Interest expense
Tax impact	0.6	0.3	1.1	0.7	Income tax expense
Total (income), net of tax	(2.3)	(1.1)	(4.2)	(2.8)

Pension and Postretirement Adjustments:
Amortization of prior service credit	(0.1)	-	(0.1)	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	-	0.4	(0.2)	0.7	Other non-operating (income), net
Total (income) loss, before tax	(0.1)	0.4	(0.3)	0.6
Tax impact	0.1	(0.1)	0.1	(0.2)	Income tax expense
Total loss (income), net of tax	-	0.3	(0.2)	0.4
Total reclassifications for the period	$(2.3)	$(0.8)	$(4.4)	$(2.4)

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

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, insurance recoveries in excess of cumulative expenses were $3.3 million and $3.5 million, respectively. The excess recoveries will be released to offset any future expenses, including additional reserves for potential liabilities, incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Summary of Financial Position

Total liabilities of $0.5 million as of June 30, 2023 and December 31, 2022, reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets, were recorded for environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made. During the three and six months ended June 30, 2022, we recorded $0.6 million of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves are offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. Where existing data

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share data)

is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

OTHER CLAIMS

From time to time, we are involved in other various lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, employees and other matters. In connection with those matters, we may have rights or obligations of indemnity, contribution or reimbursement or coverage under applicable insurance policies. When applicable and appropriate, we will seek indemnity, contribution or reimbursement from other parties and pursue coverage and recoveries under those policies, but are unable to predict the outcome of those demands. While complete assurance cannot be given to the outcome of any proceedings relating to these matters, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 19. NET EARNINGS PER SHARE

The following table is a reconciliation of net earnings to net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three and six months ended June 30, 2023 and 2022. EPS components may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$60.2	$52.2	$107.5	$96.6
Earnings allocated to participating vested share awards	-	(0.1)	(0.1)	(0.2)
Net earnings attributable to common shares	$60.2	$52.1	$107.4	$96.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2023 and 2022 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Basic shares outstanding	44.9	46.6	45.2	46.9
Dilutive effect of common stock equivalents	0.1	0.1	-	0.1
Diluted shares outstanding	45.0	46.7	45.2	47.0

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and six months ended June 30, 2023 were 191,659 and 133,144, respectively. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and six months ended June 30, 2022 were 7,117 and 7,397, respectively.

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

OVERVIEW

AWI is a leader in the design, innovation and manufacture of ceiling and wall solutions in the Americas. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass wool, metal, wood, felt, wood fiber, and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Industries, Inc. ("Worthington") called Worthington Armstrong Venture ("WAVE").

Acquisitions

In November 2022, we acquired the business and assets of GC Products, Inc. (“GC Products”), based in Lincoln, CA. GC Products is a designer and manufacturer of glass-reinforced-gypsum, glass-reinforced-cement, molded ceiling and specialty wall products with one manufacturing facility. The operations, assets and liabilities of GC Products are included in our Architectural Specialties segment. The acquisition of GC Products did not have a material impact on our results of operations for the three and six months ended June 30, 2023.

Manufacturing Plants

As of June 30, 2023, we operated 16 manufacturing plants, with 14 plants located within the U.S. and two plants in Canada. This excludes our St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018, and was classified as an asset held for sale as of June 30, 2023.

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

Architectural Specialties – produces, designs and sources ceilings and walls for use in commercial settings. Products are available in numerous materials, such as metal, wood and felt, in addition to various colors, shapes and designs. Products offer various performance attributes such as acoustical control, rated fire protection and aesthetic appeal. We sell standard, premium and customized products, a portion of which are derived from sourced products. Architectural Specialties products are sold primarily to resale distributors and direct customers, primarily ceiling systems contractors. The majority of this segment's revenues are project driven, which can lead to more volatile sales patterns due to project scheduling uncertainty. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Revenues

For information on our 2023 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements.

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic trends that provide insight into commercial construction market activity, including, but not limited to, GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The Company continues to monitor the impacts of global events, including the conflict in Ukraine, which had minimal direct impacts on our results of operations during the first half of 2023 and 2022. Additionally, we have monitored, and will continue to monitor, the impact of domestic and international bank failures, which had no material direct impact on our results of operations, financial condition and results of operations during the first half of 2023.

Several factors and trends within our markets affected our business performance during the second quarter of 2023 compared to the second quarter of 2022, most importantly softer demand, and an increase in interest rates, partially offset by a lower rate of inflation on certain input costs and the lessening impact of supply chain and labor availability constraints. For the three months ended June 30, 2023, sales volumes decreased $12 million compared to the same period in 2022. For the six months ended June 30, 2023, sales volumes increased $9 million compared to the same period in 2022 primarily due to a weaker prior-year period driven by reductions of inventory levels at certain customers in early 2022 and current-year inventory level increases at our home center customers in the first quarter of 2023, partially offset by softer demand in the second quarter of 2023.

Average Unit Value. We periodically modify sales prices of our products due to changes in costs for raw materials and energy, market conditions and the competitive environment. Typically, realized price increases are less than announced price increases because of project pricing, competitive adjustments and changing market conditions. We also offer a wide assortment of products that are differentiated by style, design and performance attributes. Pricing and margins for products within the assortment vary. In addition, changes in the relative quantity of products purchased at different price points can impact year-to-year comparisons of net sales and operating income. Within our Mineral Fiber segment, we focus on improving sales dollars per unit sold, or average unit value (“AUV”), as a measure that accounts for the varying assortment of products and like-for-like pricing impacting our revenues. Favorable AUV increased our total consolidated net sales for the three and six months ended June 30, 2023 by approximately $17 million and $23 million, respectively, compared to the same periods in 2022. Our Architectural Specialties segment revenues are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in sales to volume.

During the first quarter of 2023, we implemented price increases on Mineral Fiber ceiling products. In addition, during the first and second quarters price increases were implemented on grid products. In the second quarter of 2023, we also announced price increases on Mineral Fiber products that will become effective in the third quarter of 2023. We may implement future pricing actions based on numerous factors, namely the rate and pace of inflation and its impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper and starch. Other raw materials include clays, felt, pigment, wood and wood fiber. We manufacture most of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal ceilings by us and by WAVE. Finally, natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs impact our financial results. In the three and six months ended June 30, 2023, higher costs for raw materials, partially offset by lower costs for energy, negatively impacted operating income by $1 million and $6 million, respectively, compared to the same periods in 2022.

2020 Acquisition-Related Expenses and Losses

In connection with our acquisitions of Turf in July 2020, and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses and losses to operating income in the three and six months ended June 30, 2023 and 2022, summarized as

Management’s Discussion and Analysis of Financial Condition and Results of Operations

follows (dollar amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022	Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
Loss related to change in fair value of contingent consideration	$-	$6.1	$-	$6.2	Loss related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	1.4	2.0	2.7	4.0	SG&A expenses
Net negative impact to operating income	$1.4	$8.1	$2.7	$10.2

The change in fair value of contingent consideration was related to our Turf acquisition and was remeasured quarterly during the acquisition's earn-out period, which was completed on December 31, 2022. See Note 15 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees are recorded over their respective service periods, as such payments are subject to the awardees’ continued employment with AWI. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of June 30, 2023 and December 31, 2022, we had approximately 3,000 full-time and part-time employees.

RESULTS OF OPERATIONS

Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2023	2022	Change is Favorable
Three Months Ended June 30,
Total consolidated net sales	$325.4	$321.0	1.4%
Operating income	$87.0	$71.6	21.5%

Six Months Ended June 30,
Total consolidated net sales	$635.6	$603.6	5.3%
Operating income	$157.2	$134.8	16.6%

Consolidated net sales for the second quarter of 2023 increased 1.4% over the prior-year period driven by favorable AUV of $17 million, partially offset by lower sales volumes of $12 million. Mineral Fiber net sales decreased slightly from the prior-year period while Architectural Specialties net sales increased $5 million compared to prior-year period results. The change in Mineral Fiber net sales was primarily driven by improved AUV that was more than offset by lower sales volumes. Architectural Specialties net sales improved due to growth across most product categories.

Consolidated net sales for the first six months of 2023 increased 5.3% over the prior-year period as favorable AUV contributed $23 million and higher volumes contributed $9 million. Mineral Fiber net sales increased $25 million and Architectural Specialties net sales increased $7 million over the prior-year period. The increase in Mineral Fiber net sales was primarily driven by favorable AUV and to a lesser extent, higher volumes. Architectural Specialties segment net sales improved due to growth across most product categories, partially offset by lower metal product sales.

Cost of goods sold in the second quarter of 2023 was 61.9% of net sales, compared to 63.3% for the same period in 2022. Cost of goods sold in the first six months of 2023 was 62.9% of net sales, compared to 63.5% for the same period in 2022. The decreases in cost of goods sold as a percentage of net sales for the second quarter and first six months of 2023 compared to the same periods in 2022 were driven primarily by a favorable AUV benefit due to the rate and pace of raw material and energy cost increases in the prior-year periods, in addition to current-year improved manufacturing productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses in the second quarter of 2023 were $61.9 million, or 19.0% of net sales, compared to $61.5 million, or 19.2% of net sales, for the same period in 2022. The year-over-year increase in SG&A expenses was driven primarily by a $3 million increase in selling expenses, primarily related to investments in support of our digital initiatives and higher costs in our Architectural Specialties segment, partially offset by a reduction in acquisition-related expenses and a benefit from current cost savings initiatives implemented in the first quarter of 2023.

SG&A expenses in the first six months of 2023 were $124.6 million, or 19.6% of net sales, compared to $118.6 million or 19.6% of net sales, for the same period in 2022. The year-over-year increase in SG&A expenses was driven primarily by an $8 million increase in selling expenses, primarily related to investments in support of our digital initiatives and higher costs in our Architectural Specialties segment, in addition to $3 million in severance costs related to current-year cost savings initiatives. These increased costs were partially offset by savings from current year cost savings initiatives and lower acquisition-related expenses.

Equity earnings from our WAVE joint venture were $24.9 million in the second quarter of 2023, compared to $21.3 million in the second quarter of 2022 and were $45.7 million in the first six months of 2023 compared to $39.5 million in the same period of 2023. The increase in WAVE earnings during the second quarter of 2023 compared to the same period in 2022 was primarily driven by the benefits of lower steel costs, partially offset by lower volumes due to softer demand. The increase in WAVE earnings during the first six months of 2023 compared to the same period in 2022 was primarily due to the benefits of lower steel costs, partially offset by lower volumes due to softer demand and unfavorable AUV due to negative mix. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $9.2 million in the second quarter of 2023 compared to $5.8 million in the second quarter of 2022. Interest expense was $17.9 million in the first six months of 2023 compared to $10.9 million in the first six months of 2022. The increases for the second quarter and first six months of 2023 in comparison to the same periods in 2022 were due to slightly higher average debt coupled with higher interest rates on floating rate debt.

Other non-operating income, net, was $2.2 million in the second quarter of 2023 compared to $1.4 million in the second quarter of 2022. Other non-operating income, net was $4.6 million in the first six months of 2023 compared to $2.7 million in the first six months of 2022. Other non-operating income, net, is primarily comprised of the non-service cost components of pension and postretirement net periodic benefit costs.

Income tax expense was $19.8 million in the second quarter of 2023 compared to $15.0 million in the second quarter of 2022. The effective tax rate for the second quarter of 2023 was 24.8% compared to 22.3% for the same period of 2022. Income tax expense was $36.4 million in the first six months of 2023 compared to $30.0 million in the first six months of 2022. The effective tax rate was 25.3% in the first six months of 2023 compared to 23.7% in the same period of 2022. The effective tax rates for the second quarter and first six months of 2023 were higher compared to the same periods in 2022 due primarily to a reduction in our valuation allowance for capital loss carryforwards recorded in 2022.

Total Other Comprehensive Income (“OCI”) was $0.4 million in the second quarter of 2023 compared to OCI of $2.2 million in the second quarter of 2022. Total Other Comprehensive Loss (“OCL”) was $1.7 million for the first six months of 2023 compared to OCI of $14.1 million in the first six months of 2022. The change in OCI in the second quarter and first six months of 2023 compared to the same periods in 2022 were primarily driven by derivative gains/losses, partially offset by foreign currency translation adjustments. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities, and the recognition of gains and losses previously deferred in OCI. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the second quarter and first six months of 2023 and 2022 were driven primarily by changes in the Canadian dollar. Also impacting the change in OCI were pension and postretirement adjustments, which represented the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2023	2022	Change is (Unfavorable)/Favorable
Three Months Ended June 30,
Total segment net sales	$234.0	$234.5	(0.2)%
Operating income	$75.5	$71.4	5.7%

Six Months Ended June 30,
Total segment net sales	$462.4	$437.7	5.6%
Operating income	$139.3	$129.1	7.9%

Mineral Fiber net sales decreased in the second quarter of 2023 due to $17 million of lower sales volumes, partially offset by $16 million of favorable AUV. The decrease in volumes in the second quarter was driven primarily by softer market demand. The increase in AUV in the second quarter was driven primarily by favorable price, while mix was essentially unchanged as positive product mix was offset by unfavorable channel mix.

For the first six months of 2023, net sales improved by $25 million from the prior-year, primarily due to $22 million of favorable AUV and $3 million of increased sales volumes. The favorable AUV was driven primarily by positive like-for-like pricing, partially offset by unfavorable mix. The increase in volumes primarily resulted from a recovery of sales volumes compared to a weaker prior-year period due to inventory level reductions at certain customers in early 2022 and partially due to current-year inventory level increases at our home center customers during the first quarter of 2023, partially offset by softer demand.

Second-quarter 2023 operating income increased primarily due to a $14 million benefit from favorable AUV, a $4 million increase in WAVE equity earnings and benefits driven by current year cost savings initiatives. These increases were partially offset by a $12 million decrease from lower sales volumes, and a $2 million increase in selling expenses, primarily in support of our digital initiatives.

Operating income for the first six months of 2023 increased primarily due to a $19 million benefit from favorable AUV, a $6 million increase in WAVE equity earnings and a benefit driven by current year cost savings initiatives. These benefits were partially offset by a $9 million increase in manufacturing costs, primarily driven by input cost inflation and inventory valuation impacts, partially offset by improved manufacturing productivity, a $5 million increase in selling expenses, primarily in support of our digital initiatives and $3 million in severance costs related to current-year cost savings initiatives.

Architectural Specialties

(dollar amounts in millions)

	2023	2022	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$91.4	$86.5	5.7%
Operating income	$12.2	$1.1	Favorable

Six Months Ended June 30,
Total segment net sales	$173.2	$165.9	4.4%
Operating income	$19.4	$7.6	155.3%

Net sales increased $5 million in the second quarter of 2023 compared to the same period in 2022 due to growth across most product categories and favorable project mix. Net sales increased $7 million in the first six months of 2023 compared to the same period in 2022, driven by growth across most product categories and favorable project mix, partially offset by lower metal product sales.

Operating income increased in the second quarter of 2023 due to a $7 million benefit from increased sales volumes and improved project margins. Also contributing to the increase in operating income was a $7 million reduction in acquisition-related expenses, primarily due to the absence of the change in fair value of contingent consideration related to the acquisition of Turf, which was recorded in the prior-year period. These benefits were partially offset by a $2 million increase in manufacturing costs and a $1 million increase in selling expenses.

Operating income for the first six months of 2023 compared to the same period in 2022 was positively impacted by a $9 million benefit from increased sales volumes and improved project margins, in addition to an $8 million reduction in acquisition-related expenses, primarily due to the absence of the change in fair value of contingent consideration related to the acquisition of Turf, which

Management’s Discussion and Analysis of Financial Condition and Results of Operations

was recorded in the prior-year period. These benefits were partially offset by a $3 million increase in manufacturing costs and a $2 million increase in selling expenses.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the second quarter of 2023 and 2022. Unallocated Corporate operating loss was $2 million in the first six months of 2023 and 2022.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first six months of 2023 provided $93.9 million of cash, compared to $63.1 million in the first six months of 2022. The increase was primarily due to favorable working capital changes, most notably in inventories and receivables.

Net cash used in investing activities was $6.0 million in the first six months of 2023, compared to $1.6 million in the first six months of 2022. The unfavorable change in cash in the first six months of 2023 compared to the same period in 2022 was primarily due to increased purchases of property, plant and equipment and cash paid for the acquisition of a co-ownership interest in certain software-related intellectual property, partially offset by an increase in dividends from WAVE.

Net cash used for financing activities was $92.6 million in the first six months of 2023, compared to $80.2 million in the first six months of 2022. The unfavorable change in cash was primarily due to a decrease in net borrowings under our revolving credit facility, partially offset by a decrease in repurchases of outstanding common stock and a decrease in debt payments.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. The revolving credit facility and Term Loan A are currently priced at 1.375% over SOFR, plus a 10-basis point adjustment. The revolving credit facility and Term Loan A mature in December 2027. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

As of June 30, 2023, total borrowings outstanding under our senior credit facility were $450.0 million under Term Loan A and $205.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of June 30, 2023, we were in compliance with all covenants of the senior credit facility.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to replace LIBOR rates with the SOFR effective in mid-2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the SOFR rate represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR. In the second quarter of 2020, we adopted ASU 2020-04 which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of LIBOR. In March 2023, we amended our interest rate swaps in accordance with ASU 2020-04, changing our hedged interest rate from LIBOR to SOFR.

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

As of June 30, 2023, these swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

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

	June 30, 2023
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

As of June 30, 2023, we had $101.6 million of cash and cash equivalents, $84.8 million in the U.S. and $16.8 million in foreign jurisdictions, primarily Canada. As of June 30, 2023, we also had $295.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2023, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30, 2023	144,468	$69.99	142,837	$311,789,029
May 1-31, 2023	224,339	$66.91	224,145	$296,790,595
June 1-30, 2023	78,394	$65.65	76,394	$291,790,654
Total	447,201		443,376

(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

In July 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock through July 2018 (the “Program”). Pursuant to additional authorizations and extensions of the Program approved by our Board of Directors, we are authorized to repurchase up to $1,200.0 million of our outstanding shares of common stock through December 31, 2023.

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

During the three months ended June 30, 2023, we repurchased 0.4 million shares under the Program for a total cost of $30.0 million, excluding commissions and taxes, or an average price of $67.66 per share. During the six months ended June 30, 2023, we repurchased 0.8 million shares under the Program for a total cost of $57.0 million, excluding commissions and taxes, or an average price of $70.31 per share. Since inception and through June 30, 2023, we have repurchased 13.2 million shares under the Program for a total cost of $908.2 million, excluding commissions and taxes, or an average price of $68.76 per share.

On July 18, 2023, our Board of Directors approved an additional $500.0 million authorization for us to repurchase outstanding shares of our common stock under the Program and extended the Program to December 31, 2026, bringing the cumulative total repurchase authorization since the inception of the Program to $1,700.0 million of our outstanding shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Armstrong World Industries, Inc. dated April 19, 2023 is incorporated by reference from the Current Report on Form 8-K filed on April 25, 2023 wherein it appeared as Exhibit 3.1.

10.1

Form of 2023 Long-Term Time-Based Restricted Stock Unit Grant—Tier I (CEO) under the Armstrong World Industries, Inc. Equity and Cash Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on May 2, 2023 wherein it appeared as Exhibit 10.1.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

* Management Contract or Compensatory Arrangement

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

Date: July 25, 2023