Form 10-Q
period 2024-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2024-04-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 25, 2024 – 43,758,250.

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
•
geographic concentration;
•
public health epidemics or pandemics; and
•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2024	2023
Net sales	$326.3	$310.2
Cost of goods sold	202.0	198.1
Gross profit	124.3	112.1
Selling, general and administrative expenses	65.7	62.7
(Gain) related to change in fair value of contingent consideration	(0.3)	-
Equity (earnings) from unconsolidated affiliates, net	(27.2)	(20.8)
Operating income	86.1	70.2
Interest expense	9.0	8.7
Other non-operating (income), net	(3.1)	(2.4)
Earnings before income taxes	80.2	63.9
Income tax expense	20.3	16.6
Net earnings	$59.9	$47.3
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(0.8)	(0.1)
Derivative gain (loss), net	0.5	(2.2)
Pension and postretirement adjustments	(0.6)	0.2
Total other comprehensive (loss)	(0.9)	(2.1)
Total comprehensive income	$59.0	$45.2
Net earnings per share of common stock:
Basic	$1.37	$1.04
Diluted	$1.36	$1.04
Average number of common shares outstanding:
Basic	43.8	45.4
Diluted	44.1	45.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$69.6	$70.8
Accounts and notes receivable, net	125.4	111.0
Inventories, net	106.4	104.0
Income taxes receivable	0.4	0.8
Other current assets	28.9	26.4
Total current assets	330.7	313.0
Property, plant, and equipment, less accumulated depreciation and amortization of $614.1 and $598.2, respectively	559.9	566.4
Operating lease assets	26.7	26.6
Finance lease assets	27.8	25.2
Prepaid pension costs	86.1	84.6
Investments in unconsolidated affiliates	26.2	17.4
Goodwill	175.3	175.5
Intangible assets, net	408.6	412.4
Other non-current assets	50.2	51.3
Total assets	$1,691.5	$1,672.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$22.5	$22.5
Accounts payable and accrued expenses	131.1	159.9
Operating lease liabilities	6.9	6.8
Finance lease liabilities	3.0	3.0
Income taxes payable	20.9	2.3
Total current liabilities	184.4	194.5
Long-term debt, less current installments	558.9	564.3
Operating lease liabilities	20.5	20.4
Finance lease liabilities	26.4	23.4
Postretirement benefit liabilities	42.1	42.4
Pension benefit liabilities	26.6	26.9
Other long-term liabilities	24.4	26.8
Income taxes payable	15.5	15.0
Deferred income taxes	165.9	166.9
Total non-current liabilities	880.3	886.1
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,072,232 shares issued and 43,777,371 shares outstanding as of March 31, 2024 and 63,054,340 shares issued and 43,902,061 shares outstanding as of December 31, 2023	0.6	0.6
Capital in excess of par value	595.3	591.7
Retained earnings	1,394.1	1,346.6
Treasury stock, at cost, 19,294,861 shares as of March 31, 2024 and 19,152,279 shares as of December 31, 2023	(1,257.6)	(1,242.4)
Accumulated other comprehensive (loss)	(105.6)	(104.7)
Total shareholders’ equity	626.8	591.8
Total liabilities and shareholders’ equity	$1,691.5	$1,672.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share and per share data)

Unaudited

	Three Months Ended March 31, 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2023	43,902,061	$0.6	$591.7	$1,346.6	19,152,279	$(1,242.4)	$(104.7)	$591.8
Stock issuance, net	17,892	-	-	-	-	-	-	-
Cash dividends - $0.28 per common share	-	-	-	(12.4)	-	-	-	(12.4)
Share-based employee compensation	-	-	3.6	-	-	-	-	3.6
Net earnings	-	-	-	59.9	-	-	-	59.9
Other comprehensive (loss)	-	-	-	-	-	-	(0.9)	(0.9)
Acquisition of treasury stock	(142,582)	-	-	-	142,582	(15.2)	-	(15.2)
March 31, 2024	43,777,371	$0.6	$595.3	$1,394.1	19,294,861	$(1,257.6)	$(105.6)	$626.8

	Three Months Ended March 31, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2022	45,572,185	$0.6	$573.6	$1,169.9	17,364,635	$(1,109.0)	$(100.1)	$535.0
Stock issuance, net	12,328	-	-	-	(76)	-	-	-
Cash dividends - $0.254 per common share	-	-	-	(11.7)	-	-	-	(11.7)
Share-based employee compensation	-	-	3.6	-	-	-	-	3.6
Net earnings	-	-	-	47.3	-	-	-	47.3
Other comprehensive (loss)	-	-	-	-	-	-	(2.1)	(2.1)
Acquisition of treasury stock	(367,269)	-	-	-	367,269	(27.3)	-	(27.3)
March 31, 2023	45,217,244	$0.6	$577.2	$1,205.5	17,731,828	$(1,136.3)	$(102.2)	$544.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net earnings	$59.9	$47.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24.3	20.9
Deferred income taxes	(1.0)	(0.3)
Share-based compensation	4.1	3.9
Equity earnings from unconsolidated affiliates	(27.2)	(20.8)
(Gain) from change in fair value of contingent consideration	(0.3)	-
Payment of contingent consideration in excess of acquisition-date fair value	-	(5.0)
Other non-cash adjustments, net	-	(0.1)
Changes in operating assets and liabilities:
Receivables	(25.1)	(16.1)
Inventories	(2.5)	(3.5)
Accounts payable and accrued expenses	(18.2)	(11.7)
Income taxes receivable and payable, net	19.5	15.5
Other assets and liabilities	(7.1)	(3.9)
Net cash provided by operating activities	26.4	26.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(14.7)	(22.3)
Return of investment from joint venture	23.4	20.8
Investment in unconsolidated affiliate	(5.5)	-
Proceeds from company owned life insurance, net	2.7	-
Net cash provided by (used for) investing activities	5.9	(1.5)
Cash flows from financing activities:
Proceeds from revolving credit facility	25.0	25.0
Payments of revolving credit facility	(25.0)	(10.0)
Payments of long-term debt	(5.6)	-
Payments for finance leases	(0.8)	(0.6)
Dividends paid	(12.3)	(11.6)
Proceeds (payments) from share-based compensation plans, net of tax	0.6	(0.3)
Payments of acquisition-related contingent consideration	-	(10.2)
Payments for treasury stock acquired	(15.0)	(27.0)
Net cash (used for) financing activities	(33.1)	(34.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	-
Net (decrease) in cash and cash equivalents	(1.2)	(10.0)
Cash and cash equivalents at beginning of year	70.8	106.0
Cash and cash equivalents at end of period	$69.6	$96.0
Supplemental Cash Flow Disclosures:
Interest paid	$8.5	$8.4
Income tax payments, net	1.7	1.5
Amounts in accounts payable for capital expenditures	0.4	2.5

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “AWI,” the “Company,” “we,” “our” or “us” in these notes, we are referring to AWI and its subsidiaries.

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2023. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the first quarter of 2024 and 2023 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Acquisitions and Investments in Unconsolidated Affiliates

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for a 19.5% ownership interest in Overcast, with future rights to increase our ownership interest. Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings in Overcast are included in our Unallocated Corporate segment.

In October 2023, we acquired a portion of the business and certain assets of Insolcorp, LLC (“Insolcorp”), based in Albemarle, NC, used to develop, test and manufacture energy saving products deployed in building and roofing installations. The acquired operations, assets and liabilities of Insolcorp are included in our Mineral Fiber segment.

In July 2023, we acquired all of the issued and outstanding stock of BOK Modern, LLC (“BOK”), based in San Rafael, CA. BOK is a designer of metal facade architectural solutions. The operations, assets and liabilities of BOK are included in our Architectural Specialties segment.

Subsequent Event

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC, a subsidiary of Hunter Douglas, Inc. (“3form”), for a purchase price of $95.0 million. 3form, based in Salt Lake City, UT, is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings, with three U.S. based production and design facilities and 2023 revenues of approximately $96 million.

NOTE 2. SEGMENT RESULTS

	Three Months Ended
	March 31,
	2024	2023
Net sales
Mineral Fiber	$239.6	$228.4
Architectural Specialties	86.7	81.8
Total net sales	$326.3	$310.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

Our product-based Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

	Three Months Ended
	March 31,
	2024	2023
Segment operating income (loss)
Mineral Fiber	$79.2	$63.8
Architectural Specialties	7.7	7.2
Unallocated Corporate	(0.8)	(0.8)
Total consolidated operating income	$86.1	$70.2

	Three Months Ended
	March 31,
	2024	2023
Total consolidated operating income	$86.1	$70.2
Interest expense	9.0	8.7
Other non-operating (income), net	(3.1)	(2.4)
Earnings before income taxes	$80.2	$63.9

	March 31, 2024	December 31, 2023
Segment assets
Mineral Fiber	$1,097.9	$1,091.9
Architectural Specialties	430.0	421.1
Unallocated Corporate	163.6	159.4
Total consolidated assets	$1,691.5	$1,672.4

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
Mineral Fiber	2024	2023
Distributors	$169.3	$159.8
Home centers	31.0	31.1
Direct customers	13.1	14.7
Other	26.2	22.8
Total	$239.6	$228.4

	Three Months Ended
	March 31,
Architectural Specialties	2024	2023
Distributors	$53.8	$39.2
Direct customers	30.0	42.0
Other	2.9	0.6
Total	$86.7	$81.8

NOTE 4. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2024	December 31, 2023
Customer receivables	$120.5	$102.1
Miscellaneous receivables	8.1	11.8
Less allowance for warranties, discounts and losses	(3.2)	(2.9)
Accounts and notes receivable, net	$125.4	$111.0

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 5. INVENTORIES

	March 31, 2024	December 31, 2023
Finished goods	$58.9	$55.1
Goods in process	6.2	5.1
Raw materials and supplies	66.6	66.7
Less LIFO reserves	(25.3)	(22.9)
Total inventories, net	$106.4	$104.0

NOTE 6. OTHER CURRENT ASSETS

	March 31, 2024	December 31, 2023
Prepaid expenses	$17.3	$15.9
Assets held for sale	6.7	6.7
Fair value of derivative assets	1.9	1.1
Other	3.0	2.7
Total other current assets	$28.9	$26.4

As of March 31, 2024 and December 31, 2023, assets held for sale included the land and property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon and the building and related land of an Architectural Specialties design center in Chicago, Illinois.

NOTE 7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates include our 50% equity interest in Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc., and our 19.5% equity interest in Overcast. Both the WAVE joint venture and Overcast investment are reflected within our Condensed Consolidated Financial Statements using the equity method of accounting. WAVE is

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

reflected as a component of our Mineral Fiber segment while Overcast is included as a component of our Unallocated Corporate segment.

Condensed financial statement data for WAVE is summarized below.

	Three Months Ended
	March 31,
	2024	2023
Net sales	$125.8	$109.5
Gross profit	76.7	62.3
Net earnings	57.0	43.8

The following table presents equity (earnings) loss from our unconsolidated affiliates for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
WAVE	$(27.4)	$(20.8)
Overcast	0.2	-
Equity (earnings) from unconsolidated affiliates, net	$(27.2)	$(20.8)

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	2-20 years	$183.5	$154.7	$183.6	$152.1
Developed technology	13-20 years	101.7	84.7	101.4	84.4
Software	5-7 years	15.6	5.3	15.6	4.6
Trademarks and brand names	3-20 years	6.2	3.5	6.2	3.4
Non-compete agreements	3-5 years	5.9	3.9	6.1	3.8
Other	Various	2.8	0.2	2.8	0.2
Total		$315.7	$252.3	$315.7	$248.5
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.2		345.2
Total intangible assets		$660.9		$660.9

Goodwill	Indefinite	$175.3		$175.5

The decrease in goodwill as of March 31, 2024 compared to December 31, 2023 was due to foreign exchange movements.

	Three Months Ended
	March 31,
	2024	2023
Amortization expense	$4.1	$3.5

NOTE 9. OTHER NON-CURRENT ASSETS

	March 31, 2024	December 31, 2023
Cash surrender value of company-owned life insurance policies	$38.4	$40.3
Investment in employee deferred compensation plans	10.8	8.3
Fair value of derivative assets	-	1.8
Other	1.0	0.9
Total other non-current assets	$50.2	$51.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2024	December 31, 2023
Payables, trade and other	$87.2	$91.0
Employment costs	9.0	33.6
Current portion of pension and postretirement liabilities	8.0	8.0
Other	26.9	27.3
Total accounts payable and accrued expenses	$131.1	$159.9

NOTE 11. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2024	2023
Earnings before income taxes	$80.2	$63.9
Income tax expense	20.3	16.6
Effective tax rate	25.3%	26.0%

The effective tax rate for the first quarter of 2024 was lower compared to the same period in 2023 due primarily to an increase in our valuation allowance for capital loss carryforwards recorded in the first quarter of 2023.

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

NOTE 12. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of March 31, 2024 and December 31, 2023, the principal balance of our Term Loan A was $444.4 million and $450.0 million, respectively. As of March 31, 2024 and December 31, 2023, borrowings outstanding under our revolving credit facility were $140.0 million. We also have a $25.0 million bi-lateral letter of credit facility.

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

	March 31, 2024
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

NOTE 13. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2024	2023
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.6	$0.7
Interest cost on projected benefit obligation	4.2	4.2
Expected return on plan assets	(6.1)	(6.2)
Amortization of net actuarial loss	1.3	1.3
Net periodic pension cost	$-	$-
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.5	$0.7
Amortization of prior service cost	(0.1)	-
Amortization of net actuarial gain	(2.1)	(1.5)
Net periodic postretirement credit	$(1.7)	$(0.8)

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2024 and 2023.

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

NOTE 14. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	March 31, 2024		December 31, 2023
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(581.4)	$(581.4)	$(586.8)	$(586.8)
Interest rate swap contracts	1.0	1.0	(0.4)	(0.4)
Acquisition-related contingent consideration	(1.3)	(1.3)	(1.6)	(1.6)

The carrying amounts of cash and cash equivalents, customer receivables and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on data for our Term Loan A debt from a major financial institution. The fair value estimates for interest rate swap contracts are estimated with the assistance of third-party valuation experts and verified by obtaining quotes from major financial institutions. We engaged an independent, third-party valuation specialist to determine the fair value estimate for acquisition-related contingent consideration payable based on performance, which were primarily measured using a Monte Carlo simulation.

As of March 31, 2024 and December 31, 2023, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to our acquisitions of Insolcorp and BOK that will be paid upon the final achievement of certain financial and performance milestones. As of March 31, 2024, $0.6 million of acquisition-related contingent consideration was classified as accounts payable and other accrued expenses, while $0.7 million was classified as other long-term liabilities on our Condensed Consolidated Balance Sheet. As of December 31, 2023, $1.6 million was classified as other long-term liabilities on our Condensed Consolidated Balance Sheet.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	March 31, 2024		December 31, 2023
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Assets (liabilities), net:
Interest rate swap contracts	$1.0	$-	$(0.4)	$-
Acquisition-related contingent consideration	-	(1.3)	-	(1.6)

Acquisition-related contingent consideration of $1.3 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, was measured with the use of significant unobservable inputs, which included financial projections over respective earn-out periods, the volatility of the underlying financial metrics and estimated discount rates. All changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the weighted-average of the significant unobservable inputs as of March 31, 2024:

	BOK	Insolcorp
Unobservable input
Volatility	24.5%	20.1%
Discount rates	4.9%	4.7%

The changes in fair value of the acquisition-related contingent consideration liabilities for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
Fair value of contingent consideration as of beginning of period	$1.6	$15.2
Cash consideration paid	-	(15.2)
Gain related to change in fair value of contingent consideration	(0.3)	-
Fair value of contingent consideration as of end of period	$1.3	$-

During the three months ended March 31, 2024, the change in fair value was primarily due to changes in financial projections over each entity’s earn-out periods and due to changes in valuation inputs.

During the three months ended March 31, 2023, we paid $15.2 million of additional cash consideration, which represented the final achievement of certain financial and performance milestones through December 31, 2022 for the July 2020 acquisition of TURF Design, Inc. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value were classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

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

The following table summarizes our interest rate swaps as of March 31, 2024:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
November 2023 to June 2024	$50.0	USD-SOFR	September 18, 2023
March 2021 to March 2025	$100.0	USD-SOFR	November 28, 2018
November 2023 to December 2025	$50.0	USD-SOFR	October 23, 2023
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023

Under the terms the interest rate swap with a November 28, 2018 trade date above, we pay a fixed rate monthly and receive a floating rate based on the Secured Overnight Financing Rate (“SOFR”), inclusive of a 0% floor. Under the terms of all remaining interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2024 and December 31, 2023. We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2024 or December 31, 2023. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swap contracts	Other current assets	$1.9	$1.1	Accounts payable and accrued expenses	$-	$0.1
Interest rate swap contracts	Other non-current assets	-	1.8	Other long-term liabilities	0.9	3.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

	Amount of Gain (Loss) Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2024	2023		2024	2023
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$2.9	$(0.5)	Interest expense	$2.1	$2.4

As of March 31, 2024, the amount of existing gains in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in net earnings over the next twelve months was $3.4 million.

NOTE 16. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, we have been further authorized to repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $701.8 million remaining under the Board’s repurchase authorization as of March 31, 2024.

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

During the three months ended March 31, 2024, we repurchased 0.1 million shares under the Program for a total cost of $15.0 million, excluding commissions and taxes, or an average price of $105.20 per share. Since inception, we have repurchased 14.3 million shares under the Program for a total cost of $998.2 million, excluding commissions and taxes, or an average price of $69.68 per share.

Dividends

In February 2024, our Board of Directors declared a $0.28 per share quarterly dividend, which was paid to shareholders in March 2024. On April 24, 2024, our Board of Directors declared a $0.28 per share quarterly dividend to be paid on May 23, 2024.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2023	$1.0	$0.5	$(106.2)	$(104.7)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.1, ($0.7), $- and ($0.6)	(0.8)	2.2	-	1.4
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	(0.6)	(2.3)
Net current period other comprehensive (loss) income	(0.8)	0.5	(0.6)	(0.9)
Balance, March 31, 2024	$0.2	$1.0	$(106.8)	$(105.6)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2022	$0.5	$9.5	$(110.1)	$(100.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $-, $0.2, ($0.2) and $-	(0.1)	(0.3)	0.4	-
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.9)	(0.2)	(2.1)
Net current period other comprehensive (loss) income	(0.1)	(2.2)	0.2	(2.1)
Balance, March 31, 2023	$0.4	$7.3	$(109.9)	$(102.2)

(1) Amounts are net of tax.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2024	2023
Derivative Adjustments:
Interest rate swap contracts, before tax	$(2.1)	$(2.4)	Interest expense
Tax impact	0.4	0.5	Income tax expense
Total (income), net of tax	(1.7)	(1.9)

Pension and Postretirement Adjustments:
Amortization of prior service credit	(0.1)	-	Other non-operating (income), net
Amortization of net actuarial (gain)	(0.8)	(0.2)	Other non-operating (income), net
Total (income), before tax	(0.9)	(0.2)
Tax impact	0.3	-	Income tax expense
Total (income), net of tax	(0.6)	(0.2)
Total reclassifications for the period	$(2.3)	$(2.1)

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

(dollar amounts in millions, except share and per share data)

recoveries, whether through settlement or otherwise. We are also unable to predict the extent to which any recoveries might cover our final share of investigation and remediation costs for these sites. Our final share of investigation and remediation costs may exceed any such recoveries, and such amounts net of insurance recoveries may be material.

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. Beginning in 2020, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, insurance recoveries in excess of cumulative expenses were $2.6 million. The excess recoveries will be released to offset any future expenses, including additional reserves for potential liabilities, incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (“Operable Unit 1”). After completing an investigation of Operable Unit 1 and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. The Operable Unit 1 response action is complete and the final report was submitted to the EPA in October 2016. The EPA approved the final report in November 2016, and a Post-Removal Control Plan was submitted to the EPA in March 2017. AWI has been conducting operation and maintenance activities of the completed remedy since 2017 consistent with the approved Post-Removal Control Plan.

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

(dollar amounts in millions, except share and per share data)

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

Elizabeth City, NC

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, which became Armstrong Wood Products, Inc. (“AWP”), and is now known as AHF Products, LLC. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved the RI/FS work plan in August 2011. In January 2014, we submitted draft RI and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan (“RDWP”) for the site was submitted to the EPA in June 2022, and AWI and Paramount responded on November 2022 to comments received from the EPA in September 2022. The EPA approved the revised RDWP in February 2023 and in June 2023, the parties submitted a Pre-Design Investigation Work Plan. The EPA provided comments on the Pre-Design Investigation Work Plan in November 2023 and the revised document was submitted to the EPA in December 2023. In March 2024, the EPA issued a conditional approval of the Pre-Design Investigation Work Plan, subject to the Company and Paramount addressing the EPA comments on a component of the Work Plan within 60 days. The current estimate of future liability at this site includes only our estimated share of the costs of implementing the interim remedial action under the IROD. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter's or one year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities, reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets, for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made were $0.5 million as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 we did not record any additional reserves for potential environmental liabilities. During the three months ended March 31, 2023, we recorded $0.1 million of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves recorded in the first quarter of 2023 were offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

(dollar amounts in millions, except share and per share data)

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

NOTE 18. NET EARNINGS PER SHARE

Net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three months ended March 31, 2024 and 2023, were equal to net earnings on our Condensed Consolidated Statements of Earnings and Comprehensive Income. EPS components may not add due to rounding.

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2024 and 2023 (shares in millions):

	Three Months Ended
	March 31,
	2024	2023
Basic shares outstanding	43.8	45.4
Dilutive effect of common stock equivalents	0.3	0.1
Diluted shares outstanding	44.1	45.5

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended March 31, 2024 and 2023 were 34,851 and 74,629, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2023.

OVERVIEW

AWI is a leader in the design, innovation and manufacture of ceiling and wall solutions in the Americas. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass wool, metal, wood, felt, wood fiber, and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Enterprises, Inc. (“Worthington”) called Worthington Armstrong Venture (“WAVE”).

Acquisitions and Investments in Unconsolidated Affiliates

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for a 19.5% ownership interest in Overcast, with future rights to increase our ownership interest. Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings in Overcast are included in our Unallocated Corporate segment.

In October 2023, we acquired a portion of the business and certain assets of Insolcorp, LLC (“Insolcorp”), based in Albemarle, NC, used to develop, test and manufacture energy saving products deployed in building and roofing installations. The acquired operations, assets and liabilities of Insolcorp are included in our Mineral Fiber segment.

In July 2023, we acquired all of the issued and outstanding stock of BOK Modern, LLC (“BOK”), based in San Rafael, CA. BOK is a designer of metal facade architectural solutions. The acquired operations, assets and liabilities of BOK are included in our Architectural Specialties segment.

Manufacturing Plants

As of March 31, 2024, we operated 16 manufacturing plants, including 14 plants located within the U.S. and two plants in Canada. This excludes our St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018 and was classified as an asset held for sale as of March 31, 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

revenues are project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, our Overcast investment and related equity earnings/losses, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances.

Factors Affecting Revenues

For information on our 2024 net sales by segment, see Notes 2 and 3 to the Condensed Consolidated Financial Statements.

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, gross domestic product, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits, and retail sales. The Company continues to monitor the impacts of geopolitical events, none of which had a material direct impact on our financial condition, liquidity or results of operations the first three months of 2024 or 2023.

Several factors and trends within our markets affected our business performance during the first quarter of 2024 compared to the first quarter of 2023. For the three months ended March 31, 2024, sales volumes decreased $4 million compared to the prior-year period, due primarily to prior-year period inventory level increases at our home center customers that did not occur in the current-year period, partially offset by a $3 million contribution from the July 2023 acquisition of BOK.

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

Favorable AUV contributed approximately $20 million to our total consolidated net sales for the three months ended March 31, 2024 compared to the same period in 2023. Our Architectural Specialties segment revenues are primarily earned based on individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in net sales to volume.

During the first quarter of 2024, we implemented price increases on Mineral Fiber ceiling products and WAVE implemented price increases on grid products. Future pricing actions may be implemented based on numerous factors, including the rate and pace of inflation and its impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clay, felt, pigment, wood, and wood fiber. We manufacture most of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal ceilings by us and by WAVE. Finally, natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs impact our financial results. In the first quarter of 2024, lower energy and freight costs positively impacted operating income by $2 million compared to the same period in 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition-Related Expenses and Losses

In connection with our acquisitions of Insolcorp in October 2023, BOK in July 2023 and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses, gains and losses to operating income in the three months ended March 31, 2024 and 2023, summarized as follows (dollar amounts in millions):

	Three Months Ended
	March 31,
	2024	2023	Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
(Gain) related to change in fair value of contingent consideration	$(0.3)	$-	(Gain) related to change in fair value of contingent consideration
Deferred cash and restricted stock expenses	-	1.3	SG&A expenses
Net (positive) negative impact to operating income	$(0.3)	$1.3

The change in fair value of contingent consideration was related to our BOK and Insolcorp acquisitions, and was remeasured quarterly during each acquisition's earn-out periods. See Note 14 to the Condensed Consolidated Financial Statements for further information. Expenses related to the deferred cash and restricted stock awards for Arktura’s former owners and employees were recorded over their respective service periods, as such payments were subject to the awardees’ continued employment with AWI. The Company and the former owners of Arktura mutually agreed upon the separation of their service effective in the fourth quarter of 2023. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of March 31, 2024 and December 31, 2023, we had approximately 3,100 full-time and part-time employees.

RESULTS OF OPERATIONS

Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2024	2023	Change is Favorable
Three Months Ended March 31,
Total consolidated net sales	$326.3	$310.2	5.2%
Operating income	$86.1	$70.2	22.6%

Consolidated net sales for the first quarter of 2024 increased 5.2% over the prior-year period primarily due to favorable AUV of $20 million, partially offset by lower volumes of $4 million. Mineral Fiber net sales increased $11 million and Architectural Specialties net sales increased $5 million over the prior-year period. The increase in Mineral Fiber net sales was primarily driven by favorable AUV, partially offset by lower sales volumes. Architectural Specialties segment net sales improved primarily due to contributions from the acquisition of BOK and increased custom metal project net sales.

Cost of goods sold in the first quarter of 2024 was 61.9% of net sales, compared to 63.9% for the same period in 2023. The year-over-year decrease in cost of goods sold as a percent of net sales was driven primarily by favorable AUV performance, improved manufacturing productivity and lower input costs.

SG&A expenses in the first quarter of 2024 were $65.7 million, or 20.1% of net sales, compared to $62.7 million, or 20.2% of net sales, for the same period in 2023. The year-over-year increase in SG&A expenses was driven primarily by a $2 million increase in selling expenses related to the acquisition of BOK and investments in our Architectural Specialties segment, in addition to an increase in deferred compensation related charges. The prior-year period also included severance costs of $3 million that did not repeat in the current-year period.

Equity earnings from unconsolidated subsidiaries were $27.2 million in the first quarter of 2024, compared to $20.8 million in the first quarter of 2023. WAVE equity earnings were $27.4 million in the first quarter of 2024, while Overcast equity losses were $0.2 million. The $6.6 million increase in WAVE equity earnings was primarily driven by the benefit from higher sales volumes and favorable AUV. See Note 7 to the Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense was $9.0 million in the first quarter of 2024 compared to $8.7 million in the first quarter of 2023. The increase in interest expense was primarily due to higher interest rates on floating rate debt and increases in finance lease liabilities, partially offset by lower average debt balances.

Other non-operating income, net, was $3.1 million in the first quarter of 2024 compared to $2.4 million in the first quarter of 2023. The increase in other non-operating income, net, was primarily driven by the non-service cost components of postretirement net periodic benefit costs.

Income tax expense was $20.3 million in the first quarter of 2024 compared to $16.6 million in the first quarter of 2023. The effective tax rate for the first quarter of 2024 was 25.3% compared to 26.0% for the same period of 2023. The decrease in the effective tax rate was primarily due to an increase in our valuation allowance for capital loss carryforwards recorded in the first quarter of 2023.

Total Other Comprehensive Loss (“OCL”) was $0.9 million in the first quarter of 2024 compared to $2.1 million in the first quarter of 2023. The change in OCL in the first quarter of 2024 compared to the same period in 2023 was primarily driven by derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive Income. Partially offsetting the reduction in OCL due to the change in derivative gains/losses was an increase in OCL from pension and postretirement adjustments and foreign currency translation adjustments. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Amounts in the first quarter of 2024 and 2023 were driven primarily by changes in the Canadian dollar.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2024	2023	Change is Favorable
Three Months Ended March 31,
Total segment net sales	$239.6	$228.4	4.9%
Operating income	$79.2	$63.8	24.1%

Net sales increased $11 million in the first quarter of 2024 due to $19 million of favorable AUV, partially offset by $8 million of lower sales volumes. The improvement in AUV was driven by favorable like-for-like price and favorable mix. The decrease in volumes was primarily driven by prior-year period inventory level increases at our home center customers that did not occur in the current-year period.

Operating income increased in the first quarter of 2024 primarily due to a $13 million benefit from favorable AUV, a $7 million increase in WAVE equity earnings and a $3 million decrease in manufacturing and input costs, partially offset by a $5 million decrease from lower sales volumes. Operating income was also negatively impacted by a $2 million increase in SG&A expenses, which included increases in deferred compensation related charges and higher depreciation, partially offset by the benefit from severance expense recorded in the prior-year period.

Architectural Specialties

(dollar amounts in millions)

	2024	2023	Change is Favorable
Three Months Ended March 31,
Total segment net sales	$86.7	$81.8	6.0%
Operating income	$7.7	$7.2	6.9%

Net sales increased $5 million primarily driven by the contribution of BOK and increased custom metal project net sales.

Operating income increased in first quarter of 2024 primarily due to a $4 million margin benefit from increased sales, driven primarily by improved custom project margins, and a $1 million reduction in acquisition-related expenses. These increases were partially offset by higher manufacturing costs and selling expenses due in part to the acquisition of BOK and additional investments in selling capabilities.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the first quarter of 2024 and 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first three months of 2024 provided $26.4 million, compared to $26.2 million for the first three months of 2023. The favorable change in the first quarter of 2024 compared to the same period in 2023 was due to higher cash earnings and the absence of contingent consideration payments in excess of acquisition-date fair value, offset by unfavorable working capital changes in accounts receivable, accounts payable and accrued expenses. The unfavorable changes in working capital were timing related, and for accrued expenses, also driven by the impact of changes in incentive compensation accruals.

Net cash provided by investing activities was $5.9 million in the first three months of 2024, compared to $1.5 million of cash used in the first three months of 2023. The favorable change in the first quarter of 2024 compared to the same period in 2023 was due to decreased purchases of property, plant and equipment, proceeds received from company owned life-insurance policies, and an increase in WAVE dividends. These increases were partially offset by cash paid for our first quarter of 2024 equity investment in Overcast.

Net cash used for financing activities was $33.1 million in the first three months of 2024, compared to $34.7 million in the first three months of 2023. The favorable change in the first quarter of 2024 compared to the same period in 2023 was primarily due to a decrease in repurchases of outstanding common stock and lower payments of acquisition-related contingent consideration, partially offset by increased repayments on borrowings under our credit facility.

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

As of March 31, 2024, the total principal balances outstanding under our senior credit facility were $444.4 million under Term Loan A and $140.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of March 31, 2024, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis. The following table summarizes our interest rate swaps (dollar amounts in millions):

Coverage Period	Notional Amount	Risk Coverage	Trade Date
November 2023 to June 2024	$50.0	USD-SOFR	September 18, 2023
March 2021 to March 2025	$100.0	USD-SOFR	November 28, 2018
November 2023 to December 2025	$50.0	USD-SOFR	October 23, 2023
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023

Under the terms of our interest rate swaps above, on a monthly basis, we pay a fixed rate and receive a floating rate based on SOFR.

As of March 31, 2024, these swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

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

	March 31, 2024
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

As of March 31, 2024, we had $69.6 million of cash and cash equivalents, $52.2 million in the U.S. and $17.4 million in foreign jurisdictions, primarily Canada. As of March 31, 2024, we also had $360.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures, acquisitions and scheduled payments of debt obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2024, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31, 2024	102,324	$98.29	101,730	$706,794,542
February 1-29, 2024	3,322	$118.48	-	$706,794,542
March 1-31, 2024	43,384	$122.31	40,852	$701,794,654
Total	149,030		142,582

(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, we have been further authorized to repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026.

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

During the three months ended March 31, 2024, we repurchased 0.1 million shares under the Program for a total cost of $15.0 million, excluding commissions and taxes, or an average price of $105.20 per share. Since inception and through March 31, 2024, we have repurchased 14.3 million shares under the Program for a total cost of $998.2 million, excluding commissions and taxes, or an average price of $69.68 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Offer Letter to Dawn Kirchner-King dated March 22, 2024. *†

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema. †

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. †

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. †

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase. †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

* Management Contract or Compensatory Plan

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

Date: April 30, 2024