Form 10-Q
period 2024-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2024-07-30
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 24, 2024 – 43,700,062.

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
•
progress towards meeting objectives and related compliance for climate and other sustainability matters;

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

•
environmental liability exposure;
•
regulatory actions, claims and litigation;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$365.1	$325.4	$691.4	$635.6
Cost of goods sold	215.8	201.4	417.8	399.5
Gross profit	149.3	124.0	273.6	236.1
Selling, general and administrative expenses	79.9	61.9	145.6	124.6
Loss related to change in fair value of contingent consideration	0.7	-	0.4	-
Equity (earnings) from unconsolidated affiliates, net	(26.3)	(24.9)	(53.5)	(45.7)
Operating income	95.0	87.0	181.1	157.2
Interest expense	11.1	9.2	20.1	17.9
Other non-operating (income), net	(3.2)	(2.2)	(6.3)	(4.6)
Earnings before income taxes	87.1	80.0	167.3	143.9
Income tax expense	21.2	19.8	41.5	36.4
Net earnings	$65.9	$60.2	$125.8	$107.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.4)	0.7	(1.2)	0.6
Derivative gain (loss), net	0.2	(0.2)	0.7	(2.4)
Pension and postretirement adjustments	(0.7)	(0.1)	(1.3)	0.1
Total other comprehensive (loss) income	(0.9)	0.4	(1.8)	(1.7)
Total comprehensive income	$65.0	$60.6	$124.0	$105.8
Net earnings per share of common stock:
Basic	$1.50	$1.34	$2.87	$2.38
Diluted	$1.50	$1.34	$2.86	$2.38
Average number of common shares outstanding:
Basic	43.8	44.9	43.8	45.2
Diluted	44.0	45.0	44.0	45.2

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$73.6	$70.8
Accounts and notes receivable, net	136.0	111.0
Inventories, net	113.8	104.0
Income taxes receivable	4.0	0.8
Other current assets	23.8	26.4
Total current assets	351.2	313.0
Property, plant, and equipment, less accumulated depreciation and amortization of $626.5 and $598.2, respectively	599.3	566.4
Operating lease assets	36.6	26.6
Finance lease assets	26.8	25.2
Prepaid pension costs	87.7	84.6
Investments in unconsolidated affiliates	29.6	17.4
Goodwill	193.8	175.5
Intangible assets, net	443.4	412.4
Other non-current assets	51.8	51.3
Total assets	$1,820.2	$1,672.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$22.5	$22.5
Accounts payable and accrued expenses	163.0	159.9
Operating lease liabilities	8.0	6.8
Finance lease liabilities	3.0	3.0
Income taxes payable	3.5	2.3
Total current liabilities	200.0	194.5
Long-term debt, less current installments	621.5	564.3
Operating lease liabilities	29.9	20.4
Finance lease liabilities	25.7	23.4
Postretirement benefit liabilities	40.8	42.4
Pension benefit liabilities	26.2	26.9
Other long-term liabilities	26.2	26.8
Income taxes payable	16.0	15.0
Deferred income taxes	164.9	166.9
Total non-current liabilities	951.2	886.1
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,166,429 shares issued and 43,787,757 shares outstanding as of June 30, 2024 and 63,054,340 shares issued and 43,902,061 shares outstanding as of December 31, 2023	0.6	0.6
Capital in excess of par value	595.1	591.7
Retained earnings	1,447.5	1,346.6
Treasury stock, at cost, 19,378,672 shares as of June 30, 2024 and 19,152,279 shares as of December 31, 2023	(1,267.7)	(1,242.4)
Accumulated other comprehensive (loss)	(106.5)	(104.7)
Total shareholders’ equity	669.0	591.8
Total liabilities and shareholders’ equity	$1,820.2	$1,672.4

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share and per share data)

Unaudited

	Three Months Ended June 30, 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2024	43,777,371	$0.6	$595.3	$1,394.1	19,294,861	$(1,257.6)	$(105.6)	$626.8
Stock issuance, net	94,197	-	-	-	-	-	-	-
Cash dividends - $0.28 per common share	-	-	-	(12.5)	-	-	-	(12.5)
Share-based employee compensation	-	-	(0.2)	-	-	-	-	(0.2)
Net earnings	-	-	-	65.9	-	-	-	65.9
Other comprehensive (loss)	-	-	-	-	-	-	(0.9)	(0.9)
Acquisition of treasury stock	(83,811)	-	-	-	83,811	(10.1)	-	(10.1)
June 30, 2024	43,787,757	$0.6	$595.1	$1,447.5	19,378,672	$(1,267.7)	$(106.5)	$669.0

	Six Months Ended June 30, 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2023	43,902,061	$0.6	$591.7	$1,346.6	19,152,279	$(1,242.4)	$(104.7)	$591.8
Stock issuance, net	112,089	-	-	-	-	-	-	-
Cash dividends - $0.56 per common share	-	-	-	(24.9)	-	-	-	(24.9)
Share-based employee compensation	-	-	3.4	-	-	-	-	3.4
Net earnings	-	-	-	125.8	-	-	-	125.8
Other comprehensive (loss)	-	-	-	-	-	-	(1.8)	(1.8)
Acquisition of treasury stock	(226,393)	-	-	-	226,393	(25.3)	-	(25.3)
June 30, 2024	43,787,757	$0.6	$595.1	$1,447.5	19,378,672	$(1,267.7)	$(106.5)	$669.0

	Three Months Ended June 30, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
March 31, 2023	45,217,244	$0.6	$577.2	$1,205.5	17,731,828	$(1,136.3)	$(102.2)	$544.8
Stock issuance, net	49,417	-	-	-	58	-	-	-
Cash dividends - $0.254 per common share	-	-	-	(11.6)	-	-	-	(11.6)
Share-based employee compensation	-	-	3.2	-	-	-	-	3.2
Net earnings	-	-	-	60.2	-	-	-	60.2
Other comprehensive income	-	-	-	-	-	-	0.4	0.4
Acquisition of treasury stock	(443,376)	-	-	-	443,376	(30.3)	-	(30.3)
June 30, 2023	44,823,285	$0.6	$580.4	$1,254.1	18,175,262	$(1,166.6)	$(101.8)	$566.7

	Six Months Ended June 30, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Total
December 31, 2022	45,572,185	$0.6	$573.6	$1,169.9	17,364,635	$(1,109.0)	$(100.1)	$535.0
Stock issuance, net	61,745	-	-	-	(18)	-	-	-
Cash dividends - $0.508 per common share	-	-	-	(23.3)	-	-	-	(23.3)
Share-based employee compensation	-	-	6.8	-	-	-	-	6.8
Net earnings	-	-	-	107.5	-	-	-	107.5
Other comprehensive (loss)	-	-	-	-	-	-	(1.7)	(1.7)
Acquisition of treasury stock	(810,645)	-	-	-	810,645	(57.6)	-	(57.6)
June 30, 2023	44,823,285	$0.6	$580.4	$1,254.1	18,175,262	$(1,166.6)	$(101.8)	$566.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net earnings	$125.8	$107.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49.8	43.1
Deferred income taxes	(1.8)	(1.0)
Share-based compensation	8.7	7.9
Equity earnings from unconsolidated affiliates	(53.5)	(45.7)
Loss related to change in fair value of contingent consideration	0.4	-
Payment of contingent consideration in excess of acquisition-date fair value	-	(5.0)
Other non-cash adjustments, net	-	(0.1)
Changes in operating assets and liabilities:
Receivables	(29.5)	(10.5)
Inventories	(2.0)	0.9
Accounts payable and accrued expenses	(5.7)	(1.3)
Income taxes receivable and payable, net	(1.0)	4.6
Other assets and liabilities	(7.5)	(6.5)
Net cash provided by operating activities	83.7	93.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(34.6)	(41.5)
Return of investment from joint venture	46.2	44.6
Cash paid for acquisitions, net of cash acquired	(93.9)	(10.0)
Investment in unconsolidated affiliate	(5.5)	-
Proceeds from the sale of assets	2.1	-
Proceeds from company owned life insurance, net	4.3	0.9
Net cash (used for) investing activities	(81.4)	(6.0)
Cash flows from financing activities:
Proceeds from revolving credit facility	138.0	30.0
Payments of revolving credit facility	(70.0)	(30.0)
Payments of long-term debt	(11.3)	-
Payments for finance leases	(1.5)	(1.2)
Dividends paid	(24.9)	(23.1)
Payments from share-based compensation plans, net of tax	(4.2)	(1.1)
Payment of acquisition-related contingent consideration	-	(10.2)
Payments for treasury stock acquired	(25.0)	(57.0)
Net cash provided by (used for) financing activities	1.1	(92.6)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.3
Net increase (decrease) in cash and cash equivalents	2.8	(4.4)
Cash and cash equivalents at beginning of year	70.8	106.0
Cash and cash equivalents at end of period	$73.6	$101.6
Supplemental Cash Flow Disclosures:
Interest paid	$19.0	$17.3
Income tax payments, net	44.3	32.8
Amounts in accounts payable for capital expenditures	2.1	1.7

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2023. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the second quarter and first six months of 2024 and 2023 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Acquisitions and Investments in Unconsolidated Affiliates

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”), a subsidiary of Hunter Douglas, Inc. based in Salt Lake City, Utah. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

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

In October 2023, we acquired a portion of the business and certain assets of Insolcorp, LLC (“Insolcorp”), based in Albemarle, North Carolina, used to develop, test and manufacture energy saving products deployed in building and roofing installations. The acquired operations, assets and liabilities of Insolcorp are included in our Mineral Fiber segment.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

NOTE 2. SEGMENT RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales
Mineral Fiber	$250.2	$234.0	$489.8	$462.4
Architectural Specialties	114.9	91.4	201.6	173.2
Total net sales	$365.1	$325.4	$691.4	$635.6

Our product-based Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Segment operating income (loss)
Mineral Fiber	$81.7	$75.5	$160.9	$139.3
Architectural Specialties	14.2	12.2	21.9	19.4
Unallocated Corporate	(0.9)	(0.7)	(1.7)	(1.5)
Total consolidated operating income	$95.0	$87.0	$181.1	$157.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total consolidated operating income	$95.0	$87.0	$181.1	$157.2
Interest expense	11.1	9.2	20.1	17.9
Other non-operating (income), net	(3.2)	(2.2)	(6.3)	(4.6)
Earnings before income taxes	$87.1	$80.0	$167.3	$143.9

	June 30, 2024	December 31, 2023
Segment assets
Mineral Fiber	$1,098.1	$1,091.9
Architectural Specialties	549.6	421.1
Unallocated Corporate	172.5	159.4
Total consolidated assets	$1,820.2	$1,672.4

NOTE 3. REVENUE

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell ceiling and wall systems (primarily mineral fiber, fiberglass wool, metal, wood, felt, wood fiber, architectural resin and glass, and glass-reinforced-gypsum) throughout the Americas. We disaggregate revenue based on our product-based segments and major customer channels, as they represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors. Net sales by major customer channel are as follows:

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

Other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors, online customers, major facility owners, group purchasing organizations,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

maintenance, repair and operating entities and original product manufacturers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2024	2023	2024	2023
Distributors	$184.9	$174.6	$354.2	$334.4
Home centers	24.5	23.4	55.5	54.5
Direct customers	16.6	15.2	29.7	29.9
Other	24.2	20.8	50.4	43.6
Total	$250.2	$234.0	$489.8	$462.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2024	2023	2024	2023
Distributors	$55.5	$45.9	$109.3	$85.1
Direct customers	53.7	44.4	83.7	86.4
Other	5.7	1.1	8.6	1.7
Total	$114.9	$91.4	$201.6	$173.2

NOTE 4. ACQUISITIONS

We account for acquisitions under the acquisition method and the results of operations of acquired operations are included in the Condensed Consolidated Financial Statements from the acquisition date. Acquisition related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. Definite-lived intangible assets are amortized over the estimated useful life on a straight-line basis and recorded as a component of operating income. The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant level 3 inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. Acquisition-related contingent consideration that is classified as a liability is measured at fair value as of the acquisition date. The fair value of contingent consideration is remeasured at each reporting period, and any future changes in the fair value of contingent consideration recorded in reporting periods after the acquisition date are recorded within loss related to change in fair value of contingent consideration on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

3form

In April 2024, we acquired the issued and outstanding membership interests in 3form for a purchase price of $93.9 million, net of $0.5 million of cash acquired, subject to customary post-closing adjustments for working capital. The total fair value of tangible assets acquired, less liabilities assumed, was $36.3 million. The fair value of significant classes of assets acquired and liabilities assumed included accounts receivable of $6.9 million, inventory of $7.9 million, property, plant and equipment of $37.5 million, operating lease assets and liabilities of $10.0 million and accounts payable and accrued liabilities of $17.5 million. The total fair value of identifiable intangible assets acquired was $39.6 million, resulting in $18.5 million of goodwill. The following table summarizes the fair values of identifiable intangible assets acquired, and their estimated useful lives:

	Fair Value at Acquisition Date	Estimated Useful Life

Customer relationships	$16.6	5 years
Trademarks and brand names	15.0	15 years
Non-compete agreements	3.8	5 years
Software	1.9	5 years
Backlog	1.2	1 year
Developed technology	1.1	16 years
Total identifiable intangible assets	$39.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

Goodwill from the 3form acquisition relates to many factors, including the technical competencies and capabilities of the acquired workforce and our strategic intent to integrate and leverage those competencies and capabilities to advance and expand our portfolio of solutions and offerings. All of the acquired goodwill is deductible for tax purposes. Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary values as valuations are finalized.

The following table summarizes aggregate unaudited as reported and pro forma information assuming the acquisition of 3form had occurred on January 1, 2023. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets. The unaudited pro forma results do not include any expected benefits from the 3form acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales, pro forma	$388.3	$348.0	$737.7	$683.9
Net sales, as reported	365.1	325.4	691.4	635.6
Earnings before income taxes, pro forma	89.8	79.4	170.2	143.4
Earnings before income taxes, as reported	87.1	80.0	167.3	143.9

For the three and six months ended June 30, 2024, net sales of $20.4 and $23.4, respectively, from BOK and 3form were included in our Condensed Consolidated Statements of Operations and Comprehensive Income since the acquisition dates.

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

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2024	December 31, 2023
Customer receivables	$130.3	$102.1
Miscellaneous receivables	9.5	11.8
Less allowance for warranties, discounts and losses	(3.8)	(2.9)
Accounts and notes receivable, net	$136.0	$111.0

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 6. INVENTORIES

	June 30, 2024	December 31, 2023
Finished goods	$60.7	$55.1
Goods in process	7.2	5.1
Raw materials and supplies	71.6	66.7
Less LIFO reserves	(25.7)	(22.9)
Total inventories, net	$113.8	$104.0

NOTE 7. OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023
Prepaid expenses	$15.2	$15.9
Assets held for sale	4.6	6.7
Fair value of derivative assets	1.5	1.1
Other	2.5	2.7
Total other current assets	$23.8	$26.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

As of June 30, 2024, assets held for sale included the land and property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon. As of December 31, 2023, assets held for sale included the land and property, plant and equipment of our idled Mineral Fiber plant in St. Helens, Oregon and a building and related land of an Architectural Specialties design center in Chicago, Illinois. During the second quarter of 2024, we sold the Architectural Specialties design center in Chicago, Illinois for total proceeds of $2.1 million, with no gain or loss recorded upon sale.

NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates include our 50% equity interest in Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc., and our 19.5% equity interest in Overcast. Both the WAVE joint venture and Overcast investment are reflected within our Condensed Consolidated Financial Statements using the equity method of accounting. WAVE is reflected as a component of our Mineral Fiber segment while Overcast is included as a component of our Unallocated Corporate segment.

Condensed financial statement data for WAVE is summarized below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$126.1	$116.1	$251.9	$225.6
Gross profit	71.1	70.1	147.8	132.4
Net earnings	55.2	51.6	112.2	95.4

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
WAVE	$(26.5)	$(24.9)	$(53.9)	$(45.7)
Overcast	0.2	-	0.4	-
Equity (earnings) from unconsolidated affiliates, net	$(26.3)	$(24.9)	$(53.5)	$(45.7)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	2-20 years	$200.1	$157.9	$183.6	$152.1
Developed technology	13-20 years	103.1	85.0	101.4	84.4
Software	5-7 years	17.5	6.0	15.6	4.6
Trademarks and brand names	3-20 years	21.2	3.8	6.2	3.4
Non-compete agreements	3-5 years	9.7	4.4	6.1	3.8
Other	Various	4.0	0.4	2.8	0.2
Total		$355.6	$257.5	$315.7	$248.5
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.3		345.2
Total intangible assets		$700.9		$660.9

Goodwill	Indefinite	$193.8		$175.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

The net increase in goodwill as of June 30, 2024 compared to December 31, 2023 was due to the acquisition of 3form, net of foreign exchange movements.

	Six Months Ended
	June 30,
	2024	2023
Amortization expense	$9.4	$7.1

NOTE 10. OTHER NON-CURRENT ASSETS

	June 30, 2024	December 31, 2023
Cash surrender value of company-owned life insurance policies	$37.9	$40.3
Investment in employee deferred compensation plans	12.4	8.3
Fair value of derivative assets	0.3	1.8
Other	1.2	0.9
Total other non-current assets	$51.8	$51.3

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2024	December 31, 2023
Payables, trade and other	$106.4	$91.0
Employment costs	21.2	33.6
Current portion of pension and postretirement liabilities	8.0	8.0
Other	27.4	27.3
Total accounts payable and accrued expenses	$163.0	$159.9

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Earnings before income taxes	$87.1	$80.0	$167.3	$143.9
Income tax expense	21.2	19.8	41.5	36.4
Effective tax rate	24.3%	24.8%	24.8%	25.3%

The effective tax rate for the second quarter and first six months of 2024 was lower compared to the same periods in 2023 due primarily to increased excess tax benefits from stock-based compensation deductions.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of June 30, 2024 and December 31, 2023, the principal balance of our Term Loan A was $438.7 million and $450.0 million, respectively. As of June 30, 2024 and December 31, 2023, borrowings outstanding under our revolving credit facility were $208.0 million and $140.0 million, respectively. We also have a $25.0 million bi-lateral letter of credit facility.

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

	June 30, 2024
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.4	$17.6
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.4	$167.6

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.6	$0.6	$1.2	$1.3
Interest cost on projected benefit obligation	4.2	4.3	8.4	8.5
Expected return on plan assets	(6.1)	(6.3)	(12.2)	(12.5)
Amortization of net actuarial loss	1.3	1.4	2.6	2.7
Net periodic pension cost	$-	$-	$-	$-
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.5	$0.7	$1.0	$1.4
Amortization of prior service credit	-	(0.1)	(0.1)	(0.1)
Amortization of net actuarial gain	(2.1)	(1.4)	(4.2)	(2.9)
Net periodic postretirement credit	$(1.6)	$(0.8)	$(3.3)	$(1.6)

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2024 and 2023.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	June 30, 2024		December 31, 2023
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets (liabilities), net:
Total long-term debt, including current portion	$(644.0)	$(644.0)	$(586.8)	$(586.8)
Interest rate swap contracts	1.3	1.3	(0.4)	(0.4)
Acquisition-related contingent consideration	(2.0)	(2.0)	(1.6)	(1.6)

The carrying amounts of cash and cash equivalents, customer receivables and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on data for our Term Loan A debt provided by a major financial institution. The fair value estimates for interest rate swap contracts are estimated with the assistance of third-party valuation experts and verified by obtaining quotes from major financial institutions. We engaged an independent,

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

third-party valuation specialist to determine the fair value estimate for acquisition-related contingent consideration payable based on performance, which was measured using a Monte Carlo simulation.

As of June 30, 2024 and December 31, 2023, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to our acquisitions of Insolcorp and BOK that will be paid upon the final achievement of certain financial and performance milestones. As of June 30, 2024, $0.5 million of acquisition-related contingent consideration was classified as accounts payable and other accrued expenses, while $1.5 million was classified as other long-term liabilities on our Condensed Consolidated Balance Sheet. As of December 31, 2023, $1.6 million was classified as other long-term liabilities on our Condensed Consolidated Balance Sheet.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	June 30, 2024		December 31, 2023
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Assets (liabilities), net:
Interest rate swap contracts	$1.3	$-	$(0.4)	$-
Acquisition-related contingent consideration	-	(2.0)	-	(1.6)

Acquisition-related contingent consideration of $2.0 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, was measured with the use of significant unobservable inputs, which included financial projections over respective earn-out periods, the volatility of the underlying financial metrics and estimated discount rates. All changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements were recorded as a component of operating income on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table summarizes the weighted-average of the significant unobservable inputs as of June 30, 2024:

	BOK	Insolcorp
Unobservable input
Volatility	23.2%	21.2%
Discount rates	5.1%	5.1%

The changes in fair value of the acquisition-related contingent consideration liabilities for the three months ended June 30, 2024 and the six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024	2023
Fair value of contingent consideration as of beginning of period	$1.3	$1.6	$15.2
Cash consideration paid	-	-	(15.2)
Loss related to change in fair value of contingent consideration	0.7	0.4	-
Fair value of contingent consideration as of end of period	$2.0	$2.0	$-

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

During the three and six months ended June 30, 2024, the changes in fair value were primarily due to changes in financial projections over each entity’s earn-out periods and due to changes in valuation inputs.

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

The following table summarizes our interest rate swaps as of June 30, 2024:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2021 to March 2025	$100.0	USD-SOFR	November 28, 2018
November 2023 to December 2025	$50.0	USD-SOFR	October 23, 2023
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024

Under the terms of the interest rate swap with a November 28, 2018 trade date above, we pay a fixed rate monthly and receive a floating rate based on the Secured Overnight Financing Rate (“SOFR”), inclusive of a 0% floor. Under the terms of all remaining interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2024 and December 31, 2023. We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2024 or December 31, 2023. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swap contracts	Other current assets	$1.5	$1.1	Accounts payable and accrued expenses	$-	$0.1
Interest rate swap contracts	Other non-current assets	0.3	1.8	Other long-term liabilities	0.5	3.2

	Amount of Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Six Months Ended			Three Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2024	2023		2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$4.3	$2.1	Interest expense	$1.2	$2.9	$3.3	$5.3

As of June 30, 2024, the amount of existing gains in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in net earnings over the next twelve months was $3.4 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, we have been further authorized to repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $691.8 million remaining under the Board’s repurchase authorization as of June 30, 2024.

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

During the three months ended June 30, 2024, we repurchased 0.1 million shares under the Program for a total cost of $10.0 million, excluding commissions and taxes, or an average price of $119.32 per share. During the six months ended June 30, 2024, we repurchased 0.2 million shares under the Program for a total cost of $25.0 million, excluding commissions and taxes, or an average price of $110.43 per share. Since inception, we have repurchased 14.4 million shares under the Program for a total cost of $1,008.2 million, excluding commissions and taxes, or an average price of $69.97 per share.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

Dividends

In February and April 2024, our Board of Directors declared a $0.28 per share quarterly dividend, which was paid to shareholders in March and May 2024. On July 24, 2024, our Board of Directors declared a $0.28 per share quarterly dividend to be paid on August 22, 2024.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2024	$0.2	$1.0	$(106.8)	$(105.6)
Other comprehensive (loss) income before reclassifications, net of tax expense of $ -, ($0.3), - and ($0.3)	(0.4)	1.1	-	0.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.9)	(0.7)	(1.6)
Net current period other comprehensive (loss) income	(0.4)	0.2	(0.7)	(0.9)
Balance, June 30, 2024	$(0.2)	$1.2	$(107.5)	$(106.5)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2023	$1.0	$0.5	$(106.2)	$(104.7)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.1, ($1.0), - and ($0.9)	(1.2)	3.3	-	2.1
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.6)	(1.3)	(3.9)
Net current period other comprehensive (loss) income	(1.2)	0.7	(1.3)	(1.8)
Balance, June 30, 2024	$(0.2)	$1.2	$(107.5)	$(106.5)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2023	$0.4	$7.3	$(109.9)	$(102.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $-, ($0.5), $0.1 and $(0.4)	0.7	2.1	(0.1)	2.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.3)	-	(2.3)
Net current period other comprehensive income (loss)	0.7	(0.2)	(0.1)	0.4
Balance, June 30, 2023	$1.1	$7.1	$(110.0)	$(101.8)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2022	$0.5	$9.5	$(110.1)	$(100.1)
Other comprehensive income before reclassifications, net of tax expense of $-, ($0.3), ($0.1) and $(0.4)	0.6	1.8	0.3	2.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(4.2)	(0.2)	(4.4)
Net current period other comprehensive income (loss)	0.6	(2.4)	0.1	(1.7)
Balance, June 30, 2023	$1.1	$7.1	$(110.0)	$(101.8)

(1) Amounts are net of tax.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative Adjustments:
Interest rate swap contracts, before tax	$(1.2)	$(2.9)	$(3.3)	$(5.3)	Interest expense
Tax impact	0.3	0.6	0.7	1.1	Income tax expense
Total (income), net of tax	(0.9)	(2.3)	(2.6)	(4.2)

Pension and Postretirement Adjustments:
Amortization of prior service credit	-	(0.1)	(0.1)	(0.1)	Other non-operating (income), net
Amortization of net actuarial (gain)	(0.8)	-	(1.6)	(0.2)	Other non-operating (income), net
Total (income), before tax	(0.8)	(0.1)	(1.7)	(0.3)
Tax impact	0.1	0.1	0.4	0.1	Income tax expense
Total (income), net of tax	(0.7)	-	(1.3)	(0.2)
Total reclassifications for the period	$(1.6)	$(2.3)	$(3.9)	$(4.4)

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

In each location, we are one of multiple potentially responsible parties and have agreed to jointly fund the required investigation and remediation, while preserving our defenses to the liability. We may also have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies. We have pursued coverage and recoveries under those applicable insurance policies with respect to certain of the sites, including the Macon, Georgia site and the Elizabeth City, North Carolina site, each of which is summarized below. Other than disclosed below, we are unable to predict the outcome of these matters or the timing of any future recoveries, whether through settlement or otherwise. We are also unable to predict the extent to which any recoveries might cover our final share of investigation and remediation costs for these sites. Our final share of investigation and remediation costs may exceed any such recoveries, and such amounts net of insurance recoveries may be material.

Between 2017 and 2021, we entered settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. From 2020 through the second quarter of 2024, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. Excess recoveries are released to offset additional reserves for potential liabilities incurred on the respective environmental sites. As of December 31, 2023, insurance recoveries in excess of cumulative expenses were $2.6 million. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

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

Specific Material Events

Macon, Georgia

The U.S. Environmental Protection Agency (the “EPA”) has listed two landfills located on a portion of our facility in Macon, Georgia, along with the former Macon Naval Ordnance Plant landfill adjacent to our property, portions of Rocky Creek, and certain tributaries leading to Rocky Creek (collectively, the “Macon Site”) as a Superfund site on the National Priorities List due to the presence of contaminants, most notably polychlorinated biphenyls (“PCBs”).

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

In September 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of a Remedial Investigation and Feasibility Study (“RI/FS”) with respect to the remainder of the Superfund site, which included the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (“Operable Unit 2”). We and the other PRPs entered into a settlement agreement with the EPA effective September 2018, in response to the Special Notice Letter to conduct the RI/FS. The PRPs submitted an RI/FS work plan, which was approved by the EPA in September 2019. Investigative work on this portion of the site commenced in December 2019.

In June 2021, the PRPs submitted a Site Characterization Summary Report (“SCSR”) for Operable Unit 2 to the EPA. The purpose of the SCSR was to demonstrate that the available data for Operable Unit 2 was adequate for the risk assessment and for the development of remedial action objectives. In the second half of 2022, the EPA and the PRP's agreed to separate all non-groundwater aspects of the site. In August 2022, the PRPs submitted a Human Health Baseline Risk Assessment to the EPA, and in December 2022, the PRPs submitted a final Baseline Ecological Risk Assessment for all non-groundwater aspects of Operable Unit 2 to the EPA. Both risk assessments served as exhibits to the Remedial Investigation Report (“RIR”), which the EPA approved in July 2023.

Based on findings in the RIR, the PRPs developed a draft Feasibility Study (“FS”) to identify and evaluate potential remedial alternatives for all non-groundwater elements of Operable Unit 2. The draft FS was submitted to the EPA in August 2023. The EPA and the State of Georgia provided comments in October 2023 and a revised FS was submitted in November 2023. The EPA conditionally approved the FS in April 2024 and issued a Proposed Remedial Action Plan (“Proposed Plan”) for the non-groundwater elements at the site in May 2024. The EPA held a public meeting in May 2024 to explain the Proposed Plan and start the thirty-day period for public comment, which closed on June 30, 2024. The EPA will review any public comments and then issue a Record of Decision, officially selecting the remedy to be implemented. The EPA’s Proposed Plan included a total cost estimate for the non-groundwater elements at the site of approximately $8 million. The portion of these remediation costs that AWI will bear for all non-groundwater elements of Operable Unit 2 will not be known until the PRPs resolve the final allocation of costs.

It is probable that we will incur field investigation, engineering and oversight costs associated with designing and implementing the remedy for all non-groundwater elements of Operable Unit 2 and for completing an RI/FS for all groundwater elements of Operable Unit 2 (“Operable Unit 3”). We may also ultimately incur costs in remediating contamination discovered during the RI/FS for Operable Unit 3 and we are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter's or year's results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, North Carolina

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, which became Armstrong Wood Products, Inc. (“AWP”), and is now known as AHF Products, LLC. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved the RI/FS work plan in August 2011. In January 2014, we submitted draft RI and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan (“RDWP”) for the site was submitted to the EPA in June 2022, and AWI and Paramount responded on November 2022 to comments received from the EPA in September 2022. The EPA approved the revised RDWP in February 2023 and in June 2023, the parties submitted a Pre-Design Investigation Work Plan. The EPA provided comments on the Pre-Design Investigation Work Plan in November 2023 and the revised document was submitted to the EPA in December 2023. In March 2024, the EPA issued a conditional approval of the Pre-Design Investigation Work Plan, subject to the Company and Paramount addressing the EPA comments on a component of the Work Plan within 60 days. In May 2024, AWI submitted a revised Pre-Design Investigation Work Plan to address additional comments received from the EPA. The current estimate of future liability at this site includes only our estimated share of the costs of implementing the interim remedial action under the IROD. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter's or one year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities, reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets, for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made were $4.2 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively. As noted above, expenses associated with additional reserves for environmental matters were offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. During the three and six months ended June 30, 2024, we recorded $4.0 million of additional reserves for potential environmental liabilities, of which, $2.5 million was offset through a release of our remaining environmental insurance recoveries in excess of cumulative expenses, and $1.5 million was recorded as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income. We did not record any additional reserves for potential environmental liabilities during the three and six months ended June 30, 2023. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except share and per share data)

NOTE 19. NET EARNINGS PER SHARE

The following table is a reconciliation of net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three and six months ended June 30, 2024 and 2023. EPS components may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$65.9	$60.2	$125.8	$107.5
(Earnings) allocated to participating vested share awards	-	-	-	(0.1)
Net earnings attributable to common shares	$65.9	$60.2	$125.8	$107.4

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2024 and 2023 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic shares outstanding	43.8	44.9	43.8	45.2
Dilutive effect of common stock equivalents	0.2	0.1	0.2	-
Diluted shares outstanding	44.0	45.0	44.0	45.2

There were no anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended June 30, 2024. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the six months ended June 30, 2024 were 17,426. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and six months ended June 30, 2023 were 191,659 and 133,144, respectively.

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

OVERVIEW

AWI is a leader in the design, innovation and manufacture of ceiling and wall solutions in the Americas. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass wool, metal, wood, felt, wood fiber, architectural resin and glass, and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Enterprises, Inc. (“Worthington”) called Worthington Armstrong Venture (“WAVE”).

Acquisitions and Investments in Unconsolidated Affiliates

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”), a subsidiary of Hunter Douglas, Inc. based in Salt Lake City, Utah. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we acquired a 19.5% ownership interest in Overcast, with future rights to increase our ownership interest. Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings in Overcast are included in our Unallocated Corporate segment.

In October 2023, we acquired a portion of the business and certain assets of Insolcorp, LLC (“Insolcorp”), based in Albemarle, North Carolina, used to develop, test and manufacture energy saving products deployed in building and roofing installations. The acquired operations, assets and liabilities of Insolcorp are included in our Mineral Fiber segment.

In July 2023, we acquired all of the issued and outstanding stock of BOK Modern, LLC (“BOK”), based in San Rafael, California. BOK is a designer of metal facade architectural solutions. The acquired operations, assets and liabilities of BOK are included in our Architectural Specialties segment.

Manufacturing Plants

As of June 30, 2024, we operated 19 manufacturing plants, including 17 plants located within the U.S. and two plants in Canada. This excludes our St. Helens, Oregon mineral fiber manufacturing plant, which was closed in the second quarter of 2018 and was classified as an asset held for sale as of June 30, 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Architectural Specialties – produces, designs and sources ceilings, walls and facades primarily for use in commercial settings. Products are available in numerous materials, such as metal, wood and felt, in addition to various colors, shapes and designs. These products offer various performance attributes such as acoustical control, rated fire protection, light and aesthetic appeal. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold primarily to resale distributors and direct customers, primarily ceiling systems contractors. The majority of this segment’s revenues are project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, gross domestic product, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits, and retail sales. The Company also continues to monitor the impacts of geopolitical events, none of which had a material direct impact on our financial condition, liquidity or results of operations in the first six months of 2024 or 2023.

Several factors and trends within our markets affected our business performance during the three and six months ended June 30, 2024 compared to the same periods in 2023, most notably an increase in net sales due to our April 2024 acquisition of 3form and our October 2023 acquisition of BOK. For the three months ended June 30, 2024, sales volumes increased $27 million compared to the same period in 2023, with the 3form and BOK acquisitions contributing $20 million to net sales and the remaining increase driven by stabilizing Mineral Fiber demand and favorable custom project timing in Architectural Specialties. For the six months ended June 30, 2024, sales volumes increased $23 million compared to the same period in 2023, driven by a $23 million contribution from the 3form and BOK acquisitions.

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

Favorable AUV increased our total consolidated net sales for the three and six months ended June 30, 2024 by approximately $13 million and $33 million, respectively, compared to the same periods in 2023. Our Architectural Specialties segment revenues are primarily generated by individual contracts that include a mix of products, both manufactured by us and sourced from third parties, that varies by project. As such, we do not track AUV performance for this segment, but rather attribute most changes in net sales to volume.

During the first quarter of 2024, we implemented price increases on Mineral Fiber ceiling products and WAVE implemented price increases on grid products. In the second quarter of 2024, WAVE announced and implemented price increases on certain grid products, while we announced price increases on Mineral Fiber products that will become effective in the third quarter of 2024. Future pricing actions may be implemented based on numerous factors, including the rate and pace of inflation and its impact on our business.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clay, felt, pigment, wood, and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal ceilings by us and by WAVE. Finally, natural gas and packaging materials are also significant input costs. Fluctuations in the prices of these inputs impact our financial results. In the second quarter and first half of 2024, lower energy and freight costs positively impacted operating income by $1 million and $4 million, respectively, compared to the same periods in 2023.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of 3form in April 2024, Insolcorp in October 2023, BOK in July 2023 and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses and losses to operating income during the three and six months ended June 30, 2024 and 2023, summarized as follows (dollar amounts in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023	Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
Inventory	$0.3	$-	$0.3	$-	Cost of goods sold
Deferred cash and restricted stock expenses	-	1.4	-	2.7	SG&A expenses
Acquisition costs	1.0	-	1.0	-	SG&A expenses
Loss related to change in fair value of contingent consideration	0.7	-	0.4	-	Loss related to change in fair value of contingent consideration
Net negative impact to operating income	$2.0	$1.4	$1.7	$2.7

The inventory amounts above reflect the post-acquisition expenses associated with recording inventory at fair value as part of purchase accounting for the 3form acquisition. Expenses related to the deferred cash and restricted stock awards were related to our Arktura acquisition and represented expenses for Arktura’s former owners and employees that were recorded over their respective service periods, as such payments were subject to the awardees’ continued employment with AWI. The Company and the former owners of Arktura mutually agreed upon the separation of their service effective in the fourth quarter of 2023. Acquisition costs above reflect certain contingent third-party professional fees incurred due to the 3form acquisition. The change in fair value of contingent consideration was related to our BOK and Insolcorp acquisitions and is remeasured quarterly during each acquisition's earn-out periods. See Note 15 to the Condensed Consolidated Financial Statements for further information. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of June 30, 2024 we had approximately 3,500 full-time and part-time employees, compared to 3,100 full-time and part-time employees as of December 31, 2023. The increase in employees since December 31, 2023 was primarily driven by our April 2024 acquisition of 3form.

RESULTS OF OPERATIONS

Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2024	2023	Change is Favorable
Three Months Ended June 30,
Total consolidated net sales	$365.1	$325.4	12.2%
Operating income	$95.0	$87.0	9.2%

Six Months Ended June 30,
Total consolidated net sales	$691.4	$635.6	8.8%
Operating income	$181.1	$157.2	15.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales for the second quarter of 2024 increased 12.2% over the prior-year period primarily due to higher volumes of $27 million and favorable AUV of $13 million. Architectural Specialties net sales increased $24 million and Mineral Fiber net sales increased $16 million over the prior-year period. Architectural Specialties segment net sales improved primarily from a $20 million contribution from the acquisitions of 3form and BOK. The increase in Mineral Fiber net sales was primarily driven by favorable AUV and, to a lesser extent, higher sales volumes.

Consolidated net sales for the first six months of 2024 increased 8.8% compared to the prior-year period primarily due to favorable AUV of $33 million and higher volumes of $23 million. Architectural Specialties net sales increased $28 million and Mineral Fiber net sales increased $27 million over the prior-year period. Architectural Specialties segment net sales improved primarily due to contributions from the acquisitions of 3form and BOK. The increase in Mineral Fiber net sales was primarily driven by favorable AUV, partially offset by lower sales volumes.

Cost of goods sold in the second quarter of 2024 was 59.1% of net sales, compared to 61.9% for the same period in 2023. Cost of goods sold in the first six months of 2024 was 60.4% of sales, compared to 62.9% for the same period in 2023. The decreases in cost of goods sold as a percent of net sales for the second quarter and first six months of 2024 compared to the same periods in 2023 were driven primarily by favorable AUV performance, improved manufacturing productivity and lower input costs.

SG&A expenses in the second quarter of 2024 were $79.9 million, or 21.9% of net sales, compared to $61.9 million, or 19.0% of net sales, for the same period in 2023. The year-over-year increase in SG&A expenses was primarily driven by an $8 million increase related to the acquisitions of 3form and BOK, a $3 million increase in incentive compensation, a $2 million increase in depreciation and amortization expense, a $2 million increase in business development expenses and a $1 million increase in reserves for environmental remediation matters.

SG&A expenses in the first six months of 2024 were $145.6 million, or 21.1% of net sales, compared to $124.6 million, or 19.6% of net sales, for the same period in 2023. The year-over-year increase in SG&A expenses was primarily driven by a $10 million increase related to the acquisitions of 3form and BOK, a $4 million increase in incentive compensation, a $2 million increase in selling expenses and a $2 million increase in business development expenses, as well as an increase in deferred compensation related charges.

Equity earnings from unconsolidated subsidiaries were $26.3 million in the second quarter of 2024, compared to $24.9 million in the second quarter of 2023, and were $53.5 million in the first six months of 2024 compared to $45.7 million in the same period in 2023. WAVE equity earnings were $26.5 million in the second quarter of 2024, while Overcast equity losses were $0.2 million. WAVE equity earnings were $53.9 million in the first six months of 2024, while Overcast equity losses were $0.4 million. The increases in WAVE equity earnings for both the second quarter and first six months of 2024 compared to the same periods in 2023 were primarily driven by the benefit from favorable AUV and higher sales volumes, partially offset by increased employee compensation and benefits. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $11.1 million in the second quarter of 2024 compared to $9.2 million in the second quarter of 2023. Interest expense was $20.1 million in the first six months of 2024 compared to $17.9 million in the first six months of 2023. The increases for the second quarter and first six months of 2024 in comparison to the same periods in 2023 were primarily due to higher average effective interest rates, partially offset by lower average debt balances.

Other non-operating income, net, was $3.2 million in the second quarter of 2024 compared to $2.2 million in the second quarter of 2023. Other non-operating income, net, was $6.3 million in the first six months of 2024 compared to $4.6 million in the first six months of 2023. The increases in other non-operating income, net, for the second quarter and first six months of 2024 in comparison to the same periods in 2023 were primarily driven by the non-service cost components of pension and postretirement net periodic benefit costs.

Income tax expense was $21.2 million in the second quarter of 2024 compared to $19.8 million in the second quarter of 2023. The effective tax rate for the second quarter of 2024 was 24.3% compared to 24.8% for the same period of 2023. Income tax expense was $41.5 million in the first six months of 2024 compared to $36.4 million in the first six months of 2023. The effective tax rate was 24.8% in the first six months of 2024 compared to 25.3% in the same period of 2023. The effective tax rates for the second quarter and first six months of 2024 were lower compared to the same periods in 2023 primarily due to increased excess tax benefits from stock-based compensation deductions.

Total Other Comprehensive Loss (“OCL”) was $0.9 million in the second quarter of 2024 compared to Other Comprehensive Income ("OCI") of $0.4 million in the second quarter of 2023. OCL was $1.8 million in the first six months of 2024 compared to $1.7 million in the first six months of 2023. The change in OCL in the second quarter and first six months of 2024 compared to the same periods in 2023 were primarily driven by foreign currency translation adjustments and pension and postretirement adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Foreign currency translation adjustments in 2024 and 2023 were driven primarily by changes in the Canadian dollar. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Partially offsetting OCL in the second quarter and first six months of 2024 compared to the same periods in 2023

Management’s Discussion and Analysis of Financial Condition and Results of Operations

was OCI from derivative gains/losses. Derivative gain/loss represents the mark-to-market value adjustments of our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive Income.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2024	2023	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$250.2	$234.0	6.9%
Operating income	$81.7	$75.5	8.2%

Six Months Ended June 30,
Total segment net sales	$489.8	$462.4	5.9%
Operating income	$160.9	$139.3	15.5%

Net sales increased $16 million in the second quarter of 2024 as compared to the prior-year quarter due to $13 million of favorable AUV and $3 million of higher sales volumes. The improvement in AUV was driven primarily by favorable like-for-like price, with a modest contribution from favorable mix. The second quarter increase in volumes was primarily driven by stabilizing demand and the impact from our growth initiatives compared to the prior-year period.

For the first six months of 2024, net sales improved by $27 million from the prior-year period, primarily due to $32 million of favorable AUV, partially offset by lower sales volumes of $5 million. The favorable AUV was driven primarily by positive like-for-like pricing, and to a lesser extent, favorable mix. The decrease in volumes for the first six months of 2024 was driven primarily by prior-year first quarter inventory level increases at our home center customers that did not repeat in the first half of 2024, partially offset by stabilizing demand and the impact from our growth initiatives compared to the prior-year period.

Second-quarter 2024 operating income increased primarily due to a $9 million benefit from favorable AUV, a $3 million decrease in manufacturing and input costs, a $2 million increase from higher sales volumes and a $2 million increase in WAVE equity earnings. These benefits were partially offset by a $9 million increase in SG&A expenses, driven by $3 million of higher incentive compensation, an increase in employee costs due to inflationary pressures, accruals for environmental remediation matters and higher depreciation and amortization.

Operating income for the first six months of 2024 increased primarily due to a $22 million benefit from favorable AUV, an $8 million increase in WAVE equity earnings and a $6 million decrease in manufacturing and input costs, partially offset by a $3 million decrease from lower sales volumes. Operating income was also negatively impacted by an $11 million increase in SG&A expenses, that resulted from increases in deferred compensation related charges, an increase in incentive compensation, an increase in employee costs due to inflationary pressures, higher depreciation and amortization expense and an increase in accruals for environmental remediation matters.

Architectural Specialties

(dollar amounts in millions)

	2024	2023	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$114.9	$91.4	25.7%
Operating income	$14.2	$12.2	16.4%

Six Months Ended June 30,
Total segment net sales	$201.6	$173.2	16.4%
Operating income	$21.9	$19.4	12.9%

Net sales increased $24 million in the second quarter of 2024 compared to the same period in 2023 primarily due to a $20 million contribution from the acquisitions of 3form and BOK, and to a lesser extent, increased custom project net sales.

For the first six months of 2024 net sales improved by $28 million from the prior-year period primarily due to a $23 million contribution from the acquisitions of 3form and BOK. Increased custom metal project net sales also contributed to these results.

Operating income increased in the second quarter of 2024 primarily due to a $14 million margin benefit from increased sales, driven primarily by the acquisitions of 3form and BOK, and partially due to improved project margins. This increase was partially offset by a $9 million increase in SG&A expenses primarily due to the acquisitions of 3form and BOK, as well as a $3 million increase in manufacturing costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating income for the first six months of 2024 compared to the same period in 2023 was positively impacted by an $18 million margin benefit from increased sales, driven by the acquisitions of 3form and BOK and improved project margins. This increase was partially offset by a $10 million increase in SG&A expenses due to the acquisitions of 3form and BOK and a $5 million increase in manufacturing costs.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the second quarter of 2024 and 2023. Unallocated Corporate operating loss was $2 million in the first six months of 2024 and 2023.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first six months of 2024 provided $83.7 million, compared to $93.9 million for the first six months of 2023. Higher cash earnings for the first six months of 2024 in comparison to the prior-year period were offset by unfavorable timing-related working capital changes, most notably in accounts receivables, and an increase in cash paid for income taxes.

Net cash used in investing activities was $81.4 million in the first six months of 2024, compared to $6.0 million in the first six months of 2023. The unfavorable change in cash was primarily due to $94 million of cash paid for the 3form acquisition, partially offset by decreased purchases of property, plant and equipment in comparison to the prior year period.

Net cash provided by financing activities was $1.1 million in the first six months of 2024, compared to $92.6 million cash used in the first six months of 2023. The favorable change in cash was primarily due to increased net borrowings under our credit facility due primarily to the 3form acquisition, a decrease in repurchases of outstanding common stock, and lower payments of acquisition-related contingent consideration.

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

As of June 30, 2024, the total principal balances outstanding under our senior credit facility were $438.7 million under Term Loan A and $208.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of June 30, 2024, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis. The following table summarizes our interest rate swaps (dollar amounts in millions):

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2021 to March 2025	$100.0	USD-SOFR	November 28, 2018
November 2023 to December 2025	$50.0	USD-SOFR	October 23, 2023
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024

Under the terms of the interest rate swap with a November 28, 2018 trade date above, we pay a fixed rate monthly and receive a floating rate based on the Secured Overnight Financing Rate (“SOFR”), inclusive of a 0% floor. Under the terms of all remaining interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

As of June 30, 2024, these swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

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

	June 30, 2024
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.4	$17.6
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.4	$167.6

As of June 30, 2024, we had $73.6 million of cash and cash equivalents, $60.3 million in the U.S. and $13.3 million in foreign jurisdictions, primarily Canada. As of June 30, 2024, we also had $292.0 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures, acquisitions and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2024, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30, 2024	123,921	$119.67	83,811	$691,794,701
May 1-31, 2024	-	$-	-	$691,794,701
June 1-30, 2024	-	$-	-	$691,794,701
Total	123,921		83,811

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

During the three months ended June 30, 2024, we repurchased 0.1 million shares under the Program for a total cost of $10.0 million, excluding commissions and taxes, or an average price of $119.32 per share. During the six months ended June 30, 2024, we repurchased 0.2 million shares under the Program for a total cost of $25.0 million, excluding commissions and taxes, or an average price of $110.43 per share. Since inception and through June 30, 2024, we have repurchased 14.4 million shares under the Program for a total cost of $1,008.2 million, excluding commissions and taxes, or an average price of $69.97 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

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

Date: July 30, 2024