Form 10-Q
period 2025-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2025-04-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 24, 2025 – 43,426,816.

When we refer to “AWI,” the “Company,” “we,” “our” or “us,” we are referring to Armstrong World Industries, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our markets and demand for our products, tariffs, broader economic conditions and their effect on our operating results; our expectations regarding the payment of dividends and stock repurchases; and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “outlook,” “target,” “predict,” “may,” “will,” “would,” “could,” “should,” “seek,” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

Risks Related to Our Operations

•
changes in key customer relationships;
•
availability and costs of manufacturing inputs or sourced products, which may be impacted by tariffs, geopolitical events, and other supply chain disruptions or inflationary pressures;
•
financial contribution of Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc.;
•
productivity and cost savings initiatives;
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
•
geographic concentration;
•
public health epidemics or pandemics; and
•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2025	2024
Net sales	$382.7	$326.3
Cost of goods sold	232.8	202.0
Gross profit	149.9	124.3
Selling, general and administrative expenses	78.0	65.4
Equity (earnings) from unconsolidated affiliates, net	(26.6)	(27.2)
Operating income	98.5	86.1
Interest expense	8.5	9.0
Other non-operating (income), net	(0.7)	(3.1)
Earnings before income taxes	90.7	80.2
Income tax expense	21.6	20.3
Net earnings	$69.1	$59.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.3	(0.8)
Derivative (loss) gain, net	(1.5)	0.5
Pension and postretirement adjustments	0.6	(0.6)
Total other comprehensive (loss)	(0.6)	(0.9)
Total comprehensive income	$68.5	$59.0
Net earnings per share of common stock:
Basic	$1.59	$1.37
Diluted	$1.58	$1.36
Average number of common shares outstanding:
Basic	43.5	43.8
Diluted	43.8	44.1

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(dollar amounts in millions)

	Unaudited
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$82.8	$79.3
Accounts and notes receivable, net	151.4	134.4
Inventories, net	117.1	109.8
Income taxes receivable	0.5	3.9
Other current assets	19.7	21.5
Total current assets	371.5	348.9
Property, plant, and equipment, less accumulated depreciation and amortization of $679.2 and $659.4, respectively	596.2	598.8
Operating lease assets	37.4	36.6
Finance lease assets	33.5	34.6
Prepaid pension costs	89.6	88.3
Investments in unconsolidated affiliates	28.9	27.2
Goodwill	210.0	203.2
Intangible assets, net	440.3	455.0
Other non-current assets	47.0	50.1
Total assets	$1,854.4	$1,842.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$22.5	$22.5
Accounts payable and accrued expenses	178.7	215.3
Operating lease liabilities	8.6	8.1
Finance lease liabilities	4.1	3.8
Income taxes payable	17.7	-
Total current liabilities	231.6	249.7
Long-term debt, less current installments	497.2	502.6
Operating lease liabilities	30.1	29.7
Finance lease liabilities	32.5	33.2
Postretirement benefit liabilities	34.8	35.3
Pension benefit liabilities	24.0	24.6
Other long-term liabilities	30.3	28.4
Income taxes payable	15.4	15.0
Deferred income taxes	165.1	167.1
Total non-current liabilities	829.4	835.9
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,189,152 shares issued and 43,424,918 shares outstanding as of March 31, 2025 and 63,176,007 shares issued and 43,561,649 shares outstanding as of December 31, 2024	0.6	0.6
Capital in excess of par value	607.5	604.0
Retained earnings	1,616.3	1,560.7
Treasury stock, at cost, 19,764,234 shares as of March 31, 2025 and 19,614,358 shares as of December 31, 2024	(1,320.2)	(1,298.0)
Accumulated other comprehensive (loss)	(110.8)	(110.2)
Total shareholders’ equity	793.4	757.1
Total liabilities and shareholders’ equity	$1,854.4	$1,842.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(dollar amounts in millions, except share and per share data)

Unaudited

	Three Months Ended March 31, 2025
							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Total
December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1
Stock issuance, net	13,145	-	-	-	-	-	-	-
Cash dividends - $0.308 per common share	-	-	-	(13.5)	-	-	-	(13.5)
Share-based employee compensation	-	-	3.5	-	-	-	-	3.5
Net earnings	-	-	-	69.1	-	-	-	69.1
Other comprehensive (loss)	-	-	-	-	-	-	(0.6)	(0.6)
Acquisition of treasury stock	(149,876)	-	-	-	149,876	(22.2)	-	(22.2)
March 31, 2025	43,424,918	$0.6	$607.5	$1,616.3	19,764,234	$(1,320.2)	$(110.8)	$793.4

	Three Months Ended March 31, 2024
							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Total
December 31, 2023	43,902,061	$0.6	$591.7	$1,346.6	19,152,279	$(1,242.4)	$(104.7)	$591.8
Stock issuance, net	17,892	-	-	-	-	-	-	-
Cash dividends - $0.28 per common share	-	-	-	(12.4)	-	-	-	(12.4)
Share-based employee compensation	-	-	3.6	-	-	-	-	3.6
Net earnings	-	-	-	59.9	-	-	-	59.9
Other comprehensive (loss)	-	-	-	-	-	-	(0.9)	(0.9)
Acquisition of treasury stock	(142,582)	-	-	-	142,582	(15.2)	-	(15.2)
March 31, 2024	43,777,371	$0.6	$595.3	$1,394.1	19,294,861	$(1,257.6)	$(105.6)	$626.8

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$69.1	$59.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29.3	24.3
Deferred income taxes	(1.7)	(1.0)
Share-based compensation	4.5	4.1
Equity earnings from unconsolidated affiliates, net	(26.6)	(27.2)
Loss (gain) related to change in fair value of contingent consideration	0.3	(0.3)
Payment of contingent consideration in excess of acquisition-date fair value	(0.7)	-
Other non-cash adjustments, net	0.4	-
Changes in operating assets and liabilities:
Receivables	(22.3)	(25.1)
Inventories	(7.2)	(2.5)
Accounts payable and accrued expenses	(24.9)	(18.2)
Income taxes receivable and payable, net	21.5	19.5
Other assets and liabilities	(0.7)	(7.1)
Net cash provided by operating activities	41.0	26.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(19.1)	(14.7)
Return of investment from joint venture	25.1	23.4
Investment in unconsolidated affiliate	-	(5.5)
Proceeds from company owned life insurance, net	-	2.7
Net cash provided by investing activities	6.0	5.9
Cash flows from financing activities:
Proceeds from revolving credit facility	10.0	25.0
Payments of revolving credit facility	(10.0)	(25.0)
Payments of long-term debt	(5.6)	(5.6)
Payments for finance leases	(0.8)	(0.8)
Dividends paid	(13.4)	(12.3)
Payments (proceeds) from share-based compensation plans, net of tax	(1.0)	0.6
Payments of acquisition-related contingent consideration	(0.8)	-
Payments for treasury stock acquired	(22.0)	(15.0)
Net cash (used for) financing activities	(43.6)	(33.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Net increase (decrease) in cash and cash equivalents	3.5	(1.2)
Cash and cash equivalents at beginning of year	79.3	70.8
Cash and cash equivalents at end of period	$82.8	$69.6
Supplemental Cash Flow Disclosures:
Interest paid	$7.8	$8.5
Income tax payments, net	1.8	1.7
Amounts in accounts payable for capital expenditures	2.2	0.4
Purchases of property, plant and equipment through vendor financing	1.6	-

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2024. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the first quarter of 2025 and 2024 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2025 presentation, most notably disaggregated expenditures for our operating segments related to our December 31, 2024 adoption of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") 2023-07, "Improvements to Reportable Segment Disclosures." See Note 2 for additional details.

Acquisitions and Investments in Unconsolidated Affiliates

In December 2024, we acquired all the issued and outstanding stock of A. Zahner Company (“Zahner”), based in Kansas City, Missouri. Zahner is a designer and manufacturer of exterior metal architectural solutions. The operations, assets and liabilities of Zahner are included in our Architectural Specialties segment.

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”) based in Salt Lake City, Utah, from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for a 19.5% ownership interest in Overcast, with future rights to increase our ownership interest. Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings and losses in Overcast are included in our Unallocated Corporate segment.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which modifies the disclosure requirements for income taxes. This ASU requires disclosure of tabular statutory to effective rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories and disaggregation of both income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows and financial condition.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and selling, general and administrative (“SG&A”) expenses, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows and financial condition.

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

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to segments.

For the three months ended March 31, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$245.1	$137.6	$-	$382.7
Cost of goods sold	148.0	84.4	0.4	232.8
Gross profit (loss)	97.1	53.2	(0.4)	149.9
SG&A expenses	39.4	38.4	0.2	78.0
Equity (earnings) loss from unconsolidated affiliates, net	(26.8)	-	0.2	(26.6)
Segment operating income (loss)	$84.5	$14.8	$(0.8)	$98.5

Depreciation and amortization	20.8	8.5	-	29.3
Purchases of property, plant and equipment	14.6	4.5	-	19.1

For the three months ended March 31, 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$239.6	$86.7	$-	$326.3
Cost of goods sold	145.7	55.9	0.4	202.0
Gross profit (loss)	93.9	30.8	(0.4)	124.3
SG&A expenses	42.1	23.1	0.2	65.4
Equity (earnings) loss from unconsolidated affiliates, net	(27.4)	-	0.2	(27.2)
Segment operating income (loss)	$79.2	$7.7	$(0.8)	$86.1

Depreciation and amortization	19.9	4.4	-	24.3
Purchases of property, plant and equipment	11.6	3.1	-	14.7

The following reconciles our total segment operating income to earnings before income taxes. These items are only measured and managed on a consolidated basis:

	Three Months Ended
	March 31,
	2025	2024
Total segment operating income	$98.5	$86.1
Interest expense	8.5	9.0
Other non-operating (income), net	(0.7)	(3.1)
Earnings before income taxes	$90.7	$80.2

As of March 31, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,080.2	$596.7	$177.5	$1,854.4
Investment in unconsolidated affiliates	24.6	-	4.3	28.9

As of December 31,2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,063.8	$602.2	$176.7	$1,842.7
Investment in unconsolidated affiliates	22.6	-	4.6	27.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 3. REVENUE

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions (primarily mineral fiber, fiberglass, metal, felt, wood, architectural resin and glass, wood fiber, and glass-reinforced-gypsum) throughout the Americas. We disaggregate revenue based on our product-based segments and major customer channels, as they represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors. Net sales by major customer channel are as follows:

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

Other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, contractors, online customers, major facility owners, group purchasing organizations and maintenance, repair and operating entities, and original product manufacturers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
Mineral Fiber	2025	2024
Distributors	$180.0	$169.3
Home centers	27.0	31.0
Direct customers	14.1	13.1
Other	24.0	26.2
Total	$245.1	$239.6

	Three Months Ended
	March 31,
Architectural Specialties	2025	2024
Distributors	$54.3	$53.8
Direct customers	77.4	30.0
Other	5.9	2.9
Total	$137.6	$86.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 4. ACQUISITIONS

Zahner

In December 2024, we acquired the issued and outstanding shares of Zahner for $30.0 million, net of $16.0 million of cash acquired, subject to customary post-closing adjustments for working capital. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $18.1 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $10.9 million, property, plant and equipment of $10.4 million, operating right of use (“ROU”) assets and lease liabilities of $2.9 million, finance ROU assets and lease liabilities of $8.9 million and accounts payable and accrued liabilities of $19.6 million. The total fair value of identifiable intangible assets acquired was $15.0 million, resulting in $12.9 million of goodwill. The following table summarizes the preliminary fair values of identifiable intangible assets acquired, and their estimated useful lives:

	Fair Value at Acquisition Date	Estimated Useful Life
Trademarks and brand names	$5.8	15 years
Customer relationships	3.9	5 years
Backlog	3.7	2 years
Non-compete agreements	1.6	3 years
Total identifiable intangible assets	$15.0

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

Goodwill from the Zahner and 3form acquisitions relates to many factors, including the technical competencies and capabilities of the acquired workforce and our strategic intent to integrate and leverage those competencies and capabilities to advance and expand our portfolio of solutions and offerings. All of the acquired goodwill is deductible for tax purposes.

Proforma Financial Information

The following table summarizes aggregate unaudited as reported and pro forma information assuming the acquisitions of Zahner and 3form had occurred on January 1, 2024. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets. The unaudited pro forma results do not include any expected benefits from the Zahner and 3form acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2024.

	Three Months Ended
	March 31,
	2025	2024
Net sales, pro forma	$382.7	$358.0
Net sales, as reported	382.7	326.3
Earnings before income taxes, pro forma	91.2	80.0
Earnings before income taxes, as reported	90.7	80.2

For the three months ended March 31, 2025, net sales of $41.1 million and operating income of $3.1 million, including $4.2 million of depreciation and amortization, from Zahner and 3form were included in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2025	December 31, 2024
Customer receivables	$148.2	$133.0
Miscellaneous receivables	8.4	4.9
Less allowance for warranties, discounts and losses	(5.2)	(3.5)
Accounts and notes receivable, net	$151.4	$134.4

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 6. INVENTORIES

	March 31, 2025	December 31, 2024
Finished goods	$64.9	$60.4
Goods in process	8.4	7.4
Raw materials and supplies	69.8	68.5
Less LIFO reserves	(26.0)	(26.5)
Total inventories, net	$117.1	$109.8

NOTE 7. OTHER CURRENT ASSETS

	March 31, 2025	December 31, 2024
Prepaid expenses	$18.3	$19.8
Assets held for sale	0.1	-
Fair value of derivative assets	-	0.3
Other	1.3	1.4
Total other current assets	$19.7	$21.5

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

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
WAVE	$(26.8)	$(27.4)
Overcast	0.2	0.2
Equity (earnings) from unconsolidated affiliates, net	$(26.6)	$(27.2)

Condensed financial statement data for WAVE is summarized below.

	Three Months Ended
	March 31,
	2025	2024
Net sales	$124.1	$125.8
Gross profit	75.1	76.7
Net earnings	55.3	57.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	2-20 years	$197.4	$167.4	$194.7	$163.9
Developed technology	10-20 years	109.4	86.5	114.8	85.9
Software	5-7 years	19.7	8.7	19.7	7.8
Trademarks and brand names	3-20 years	23.6	4.6	23.6	4.3
Non-compete agreements	3-5 years	12.6	6.3	15.9	5.6
Other	Various	6.9	1.2	9.0	0.5
Total		$369.6	$274.7	$377.7	$268.0
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.4		345.3
Total intangible assets		$715.0		$723.0

Goodwill	Indefinite	$210.0		$203.2

The net increase in goodwill as of March 31, 2025 compared to December 31, 2024 was due to changes in the purchase price allocation of Zahner.

	Three Months Ended
	March 31,
	2025	2024
Amortization expense	$6.7	$4.1

NOTE 10. OTHER NON-CURRENT ASSETS

	March 31, 2025	December 31, 2024
Cash surrender value of company-owned life insurance policies	$34.7	$37.6
Investment in employee deferred compensation plans	10.8	11.0
Other	1.5	1.5
Total other non-current assets	$47.0	$50.1

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2025	December 31, 2024
Payables, trade and other	$93.9	$105.8
Deferred revenue	31.1	26.6
Employment costs	15.5	42.4
Current portion of pension and postretirement liabilities	7.2	7.2
Acquisition-related contingent consideration	1.1	1.5
Other	29.9	31.8
Total accounts payable and accrued expenses	$178.7	$215.3

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2025	2024

Earnings before income taxes	$90.7	$80.2
Income tax expense	21.6	20.3
Effective tax rate	23.8%	25.3%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The decrease in the effective tax rate for the first three months of 2025 in comparison to the same period in 2024 was primarily due to the benefit of federal investment tax credits, a reduction in our valuation allowance for capital loss carryforwards and other favorable permanent adjustments.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior secured credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of March 31, 2025 and December 31, 2024, the principal balance of our Term Loan A was $421.9 million and $427.5 million, respectively. As of March 31, 2025 and December 31, 2024, borrowings outstanding under our revolving credit facility were $100.0 million. We also have a $25.0 million bi-lateral letter of credit facility.

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

	March 31, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Other Commitments

In the ordinary course of business, we provide corporate guarantees and obtain surety bonds in support of underlying contractual commitments to our customers. As of March 31, 2025 and December 31, 2024, $20.9 million and $21.9 million, respectively, of surety bonds are outstanding associated with custom manufacturing projects that were issued by reputable surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. We believe the risk of financial loss associated with our outstanding guarantees and surety bonds is remote and as such, have recorded no liability associated with such commitments on our Condensed Consolidated Balance Sheets.

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

Following are the components of net periodic benefit costs (credits):

	Three Months Ended
	March 31,
	2025	2024
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.6	$0.6
Interest cost on projected benefit obligation	4.2	4.2
Expected return on plan assets	(5.6)	(6.1)
Amortization of net actuarial loss	1.3	1.3
Net periodic pension cost	$0.5	$-
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.5	$0.5
Amortization of prior service credit	-	(0.1)
Amortization of net actuarial gain	(0.4)	(2.1)
Net periodic postretirement cost (credit)	$0.1	$(1.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2025 and 2024.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	March 31, 2025		December 31, 2024
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Liabilities, net:
Total long-term debt, including current portion	$(519.7)	$(519.7)	$(525.1)	$(525.1)
Interest rate swap contracts	(3.5)	(3.5)	(1.5)	(1.5)
Acquisition-related contingent consideration	(2.0)	(2.0)	(3.2)	(3.2)

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt are based on data for our Term Loan A debt provided by a major financial institution. The fair value estimates for interest rate swap contracts are estimated with the assistance of an independent, third-party valuation expert and verified by obtaining quotes from major financial institutions. We engaged an independent, third-party valuation specialist to determine the fair value estimate for acquisition-related contingent consideration payable based on performance, which were measured primarily through the use of a Monte Carlo simulation.

As of March 31, 2025 and December 31, 2024, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to our October 2023 acquisition of Insolcorp, LLC (“Insolcorp”) and July 2023 acquisition of BOK Modern, LLC (“BOK”) that will be paid upon the final achievement of certain financial and performance milestones. As of March 31, 2025 and December 31, 2024, acquisition-related contingent consideration liabilities of $1.1 million and $1.5 million, respectively, related to the financial and performance milestones for the BOK acquisition and were classified as accounts payable and other accrued expenses on our Condensed Consolidated Balance Sheets. As of March 31, 2025, acquisition-related contingent consideration liabilities of $0.9 million related to the future financial and performance milestones for the Insolcorp acquisition was classified as long-term liabilities on our Condensed Consolidated Balance Sheets. As of December 31, 2024, acquisition-related contingent consideration liabilities of $1.7 million related to financial and performance milestones for the BOK and Insolcorp acquisitions and were classified as long-term liabilities on our Condensed Consolidated Balance Sheets.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The fair value measurement of liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	March 31, 2025		December 31, 2024
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Liabilities, net:
Interest rate swap contracts	$(3.5)	$-	$(1.5)	$-
Acquisition-related contingent consideration	-	(2.0)	-	(1.7)

Acquisition-related contingent consideration of $2.0 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively, was measured with the use of significant unobservable inputs, which included financial projections over respective earn-out periods, the volatility of the underlying financial metrics and estimated discount rates. Excluded from the above table were $1.5 million of acquisition-related contingent consideration liabilities outstanding as of December 31, 2024 related to the final achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition.

The following table summarizes the weighted-average of the significant unobservable inputs as of March 31, 2025:

	BOK	Insolcorp
Unobservable input
Volatility	26.9%	23.4%
Discount rates	4.1%	4.3%

The changes in fair value of the acquisition-related contingent consideration liabilities for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Fair value of contingent consideration as of beginning of period	$3.2	$1.6
Cash consideration paid	(1.5)	-
Loss (gain) related to change in fair value of contingent consideration	0.3	(0.3)
Fair value of contingent consideration as of end of period	$2.0	$1.3

During the three months ended March 31, 2025, we paid $1.5 million of additional cash consideration which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

During the three months ended March 31, 2025 and 2024, changes in fair value were primarily due to changes in financial projections over each entity’s earn-out periods and due to changes in valuation inputs. All changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements were recorded as a component of SG&A expenses in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in Secured Overnight Financing Rate (“SOFR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of March 31, 2025:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
November 2023 to December 2025	$50.0	USD-SOFR	October 23, 2023
March 2025 to March 2026	$50.0	USD-SOFR	March 27, 2025
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024

Under the terms of the interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on the SOFR.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2025 and December 31, 2024. We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2025 or December 31, 2024. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets		Derivative Liabilities
		Fair Value		Fair Value
	Balance Sheet Location	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swap contracts	Other current assets	$0.3	Accounts payable and accrued expenses	$0.3	$0.3
			Other long- term liabilities	3.2	1.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Amount of (Loss) Gain Recognized in AOCI		Location of Gain Reclassified from AOCI into Net Earnings	Gain Reclassified from AOCI into Net Earnings
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2025	2024		2025	2024
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$(1.5)	$2.9	Interest expense	$0.4	$2.1

As of March 31, 2025, the amount of existing net losses in Accumulated Other Comprehensive Income (“AOCI”) expected to be recognized in net earnings over the next twelve months was $1.2 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, we have been authorized to repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $639.8 million remaining under the Board’s repurchase authorization as of March 31, 2025.

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

During the three months ended March 31, 2025, we repurchased 0.1 million shares under the Program for a total cost of $22.0 million, excluding commissions and taxes, or an average price of $146.79 per share. Since inception, we have repurchased 14.8 million shares under the Program for a total cost of $1,060.2 million, excluding commissions and taxes, or an average price of $71.66 per share.

Dividends

In February 2025, our Board of Directors declared a $0.308 per share quarterly dividend, which was paid to shareholders in March 2025. On April 23, 2025, our Board of Directors declared a $0.308 per share quarterly dividend to be paid in May 2025.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.1), $0.3, $- and $0.2	0.3	(1.2)	-	(0.9)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.3)	0.6	0.3
Net current period other comprehensive income (loss)	0.3	(1.5)	0.6	(0.6)
Balance, March 31, 2025	$(1.9)	$(2.6)	$(106.3)	$(110.8)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (Loss) (1) (2)	Pension and Postretirement Adjustments (1) (2)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2023	$1.0	$0.5	$(106.2)	$(104.7)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.1, ($0.7), $- and ($0.6)	(0.8)	2.2	-	1.4
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.7)	(0.6)	(2.3)
Net current period other comprehensive (loss) income	(0.8)	0.5	(0.6)	(0.9)
Balance, March 31, 2024	$0.2	$1.0	$(106.8)	$(105.6)

(1) Amounts are net of tax.

(2) Amounts include our 50% share of AOCI components from our WAVE joint venture.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item in the Condensed Consolidated Statements of Earnings and Comprehensive Income
	Three Months Ended March 31,
	2025	2024
Derivative Adjustments:
Interest rate swap contracts, before tax	$(0.4)	$(2.1)	Interest expense
Tax impact	0.1	0.4	Income tax expense
Total (income), net of tax	(0.3)	(1.7)

Pension and Postretirement Adjustments:
Amortization of prior service credit	-	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss (gain)	0.9	(0.8)	Other non-operating (income), net
Total loss (income), before tax	0.9	(0.9)
Tax impact	(0.3)	0.3	Income tax expense
Total loss (income), net of tax	0.6	(0.6)
Total reclassifications for the period	$0.3	$(2.3)

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

Between 2017 and 2021, we entered into settlement agreements totaling $53.0 million with certain legacy insurance carriers to resolve ongoing litigation and recover fees and costs previously incurred by us in connection with certain environmental sites. These settlements were recorded as reductions to cost of goods sold and SG&A expenses, reflecting the same income statement categories where environmental expenditures were historically recorded. From 2020 through the third quarter of 2024, cumulative insurance recoveries exceeded cumulative expenses to date related to the respective environmental sites and the excess was recorded within long-term liabilities on our Condensed Consolidated Balance Sheets. These excess recoveries were released to offset additional reserves for potential liabilities incurred on the respective environmental sites. We may enter into additional settlement agreements in the future, which may or may not be material, with other legacy insurers to obtain reimbursement or contribution for environmental site expenses.

Estimates of our future liability at the environmental sites are based on evaluations of currently available facts regarding each individual site. We consider factors such as our activities associated with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of these sites is expected to be limited by the number of other companies potentially liable for site remediation. As a result, our estimated liability reflects only our expected share. In determining the probability of contribution, we consider the solvency of other parties, the site activities of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar matters, and the effect of our October 2006 Chapter 11 reorganization and separation with Armstrong Flooring, Inc. upon the validity of the claim, if any.

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

It is probable that we will incur field investigation, engineering and oversight costs associated with designing and implementing the remedy for all non-groundwater elements of Operable Unit 2 and for completing an RI/FS for the groundwater elements of Operable Unit 3. AWI and the other PRPs recently requested to the EPA that the Operable Unit 3 groundwater investigation be completed in conjunction with the groundwater investigation at the adjacent former Macon Naval Ordnance Plant landfill, since the impacts to groundwater at both sites are related. We may also ultimately incur costs in remediating contamination discovered during the RI/FS for Operable Unit 3 and we are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, North Carolina

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, which became Armstrong Wood Products, Inc. (“AWP”), and is now known as AHF Products, LLC. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved an RI/FS work plan for the site in August 2011. In January 2014, we submitted draft RI and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan (“RDWP”) for the site was submitted to the EPA in June 2022, and AWI and Paramount responded on November 2022 to comments received from the EPA in September 2022. The EPA approved the revised RDWP in February 2023 and in June 2023, the parties submitted a Pre-Design Investigation Work Plan. The EPA provided comments on the Pre-Design Investigation Work Plan in November 2023 and the revised document was submitted to the EPA in December 2023. In March 2024, the EPA issued a conditional approval of the Pre-Design Investigation Work Plan, subject to the Company and Paramount addressing the EPA comments on a component of the Work Plan within 60 days. In May 2024 and August 2024, AWI and Paramount submitted revisions to the Pre-Design Investigation Work Plan to address additional comments received from the EPA. In December 2024, the EPA approved the Pre-Design Investigation Work Plan and related Quality Assurance Project Plan, allowing the Pre-Design investigation work to start in March 2025. The current estimate of future liability at this site includes only our estimated share of the costs of implementing the interim remedial action under the IROD. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter's or one year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $4.1 million and $4.6 million as of March 31, 2025 and December 31, 2024, respectively, were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of March 31, 2025 and December 31, 2024, $4.1 million and $4.2 million, respectively, of environmental liabilities were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2024, $0.4 million of environmental liabilities was reflected within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024 we did not record any additional reserves for potential environmental liabilities. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

The estimated environmental liabilities above do not take into account any claims for additional recoveries from insurance or third parties. It is our policy to record insurance recoveries as assets on the Condensed Consolidated Balance Sheets when realizable. We incur costs to pursue environmental insurance recoveries, which are expensed as incurred.

Actual costs to be incurred at identified sites may vary from our estimates. Based on our knowledge of the identified sites, it is not possible to reasonably estimate future costs in excess of amounts already recognized.

OTHER CLAIMS

From time to time, we are involved in other various lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, employees and other matters. In connection with those matters, we may have rights of indemnity, contribution or reimbursement from other parties or coverage under applicable insurance policies. When applicable and appropriate, we will seek indemnity, contribution or reimbursement from other parties and pursue coverage and recoveries under those policies, but we are unable to predict the outcome of those demands. While complete assurance cannot be given to the outcome of any proceedings relating to these matters, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 19. NET EARNINGS PER SHARE

Net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three months ended March 31, 2025 and 2024, were equal to net earnings on our Condensed Consolidated Statements of Earnings and Comprehensive Income. EPS components may not add due to rounding.

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2025 and 2024 (shares in millions):

	Three Months Ended
	March 31,
	2025	2024

Basic shares outstanding	43.5	43.8
Dilutive effect of common stock equivalents	0.3	0.3
Diluted shares outstanding	43.8	44.1

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended March 31, 2025 and 2024 were 30,196 and 34,851, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”) based in Salt Lake City, Utah, from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

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

Manufacturing Plants

As of March 31, 2025, we operated 20 manufacturing plants, including 18 plants located within the U.S. and two plants in Canada.

WAVE operates seven additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and fiberglass ceiling systems. Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, and energy efficiency, along with other health and sustainability features and aesthetic appeal. Ceiling products are primarily sold to resale distributors, ceiling systems contractors and wholesalers, and retailers (including large home centers). The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture. Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems. For some customers, WAVE sells its suspension system products to AWI for resale to customers. Mineral Fiber segment results reflect those sales transactions. The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate, including all property and related depreciation associated with our Lancaster, Pennsylvania headquarters. Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, wood, resin and glass, wood fiber and glass-reinforced-gypsum in various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy conservation and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold primarily to resale distributors and direct customers, primarily ceiling systems contractors. This segment’s revenues are primarily project driven, which

Management’s Discussion and Analysis of Financial Condition and Results of Operations

can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Factors Affecting Revenues

For information on our 2025 and 2024 net sales and disaggregated expenses by segment, see Note 2 to the Condensed Consolidated Financial Statements. For information on our segments’ 2025 and 2024 net sales disaggregated by major customer groups, see Note 3 to the Condensed Consolidated Financial Statements.

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, gross domestic product, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits, and retail sales. The Company continues to monitor the impacts of recent tariff announcements and geopolitical events, including but not limited to, conflicts in Ukraine and the Middle East, none of which had a material direct impact on our financial condition, liquidity or results of operations in the first three months of 2025 or 2024.

Several factors and trends within our markets affected our business performance during the first quarter of 2025 compared to the first quarter of 2024, most notably a $41 million increase in net sales due to our December 2024 acquisition of Zahner and April 2024 acquisition of 3form. Also contributing to the increase in net sales was a $10 million increase in organic Architectural Specialties net sales, driven primarily by increased custom project revenues, offset by a $10 million decrease in net sales due to lower sales volumes in our Mineral Fiber segment.

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

Favorable AUV contributed approximately $16 million to our total consolidated net sales for the three months ended March 31, 2025 compared to the same period in 2024. Our Architectural Specialties segment revenues are primarily generated by individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first quarter of 2025, we implemented price increases on Mineral Fiber ceiling products and WAVE implemented price increases on grid products. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of announced tariffs and the rate and pace of inflation and its impact on our business.

Seasonality. Historically, our sales tend to be stronger in the second and third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and the timing of renovation and new construction projects.

Factors Affecting Operating Costs

Operating Expenses. Our operating expenses are comprised of direct production costs (principally raw materials, labor, and energy), manufacturing overhead costs, freight, costs to purchase sourced products, tariffs and selling, general and administrative (“SG&A”) expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, natural gas and packaging materials also represent significant input costs. Fluctuations in the prices of these inputs impact our financial results. In the first quarter of 2025, higher energy and raw material costs negatively impacted operating income by $1 million compared to the same period in 2024.

Employees

As of March 31, 2025 and December 31, 2024, we had approximately 3,600 full-time and part-time employees.

RESULTS OF OPERATIONS

Please refer to Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended March 31,
Total consolidated net sales	$382.7	$326.3	17.3%
Operating income	$98.5	$86.1	14.4%

Consolidated net sales for the first quarter of 2025 increased 17.3% over the prior-year period due to higher volumes of $41 million and favorable AUV of $16 million. Architectural Specialties net sales increased $51 million and Mineral Fiber net sales increased $6 million over the prior-year period. Architectural Specialties segment net sales improved primarily due to a $41 million contribution from the acquisitions of Zahner and 3form and increased organic custom project net sales. The increase in Mineral Fiber net sales was primarily driven by favorable AUV, partially offset by lower sales volumes.

Cost of goods sold in the first quarter of 2025 was 60.8% of net sales, compared to 61.9% for the same period in 2024. The year-over-year decrease in cost of goods sold as a percent of net sales was driven primarily by favorable AUV margin benefit, favorable inventory valuation impacts, improved manufacturing productivity and favorable margin benefits from the acquisition of Zahner and 3form.

SG&A expenses in the first quarter of 2025 were $78.0 million, or 20.4% of net sales, compared to $65.4 million, or 20.0% of net sales, for the same period in 2024. The increase in SG&A expenses was primarily driven by a $14 million increase related to the acquisitions of Zahner and 3form and a $2 million increase in selling expenses. These increases were partially offset by a $4 million increase in company-owned officer life insurance gains related to deferred compensation plans.

Equity earnings from unconsolidated subsidiaries were $26.6 million in the first quarter of 2025, compared to $27.2 million in the first quarter of 2024. WAVE equity earnings were $26.8 million in the first quarter of 2025, compared to $27.4 million in the first quarter of 2024. The decrease in WAVE equity earnings was primarily driven by the negative impact of lower sales volumes, partially offset by favorable AUV. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $8.5 million in the first quarter of 2025 compared to $9.0 million in the first quarter of 2024. The decrease in interest expense for the first quarter of 2025 in comparison to the same period in 2024 was primarily due to lower average debt balances, partially offset by higher average effective interest rates.

Other non-operating income, net, was $0.7 million in the first quarter of 2025 compared to $3.1 million in the first quarter of 2024. The decrease in other non-operating income, net, for the first quarter 2025 in comparison to the same period in 2024 was primarily driven by the non-service cost components of pension and postretirement net periodic benefit costs.

Income tax expense was $21.6 million in the first quarter of 2025 compared to $20.3 million in the first quarter of 2024. The effective tax rate for the first quarter of 2025 was 23.8% compared to 25.3% for the same period of 2024. The decrease in the effective tax rate was primarily due to the benefit of federal investment tax credits, a reduction in our valuation allowance for capital loss carryforwards and other favorable permanent adjustments.

Total Other Comprehensive Loss (“OCL”) was $0.6 million in the first quarter of 2025 compared to $0.9 million in the first quarter of 2024. The change in OCL in the first quarter of 2025 compared to the first quarter of 2024 was due to pension and postretirement adjustments and foreign currency translation adjustments, partially offset by lower interest rate swap derivative losses in 2025.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Foreign currency translation adjustments in 2025 and 2024 were driven primarily by changes in the Canadian dollar. Derivative losses represent the mark-to-market value fair adjustments for our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive Income.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended March 31,
Total segment net sales	$245.1	$239.6	2.3%
Operating income	$84.5	$79.2	6.7%

Net sales increased $6 million in the first quarter of 2025 compared to the prior-year quarter due to $16 million of favorable AUV, partially offset by $10 million of lower sales volumes. The improvement in AUV was driven by favorable like-for-like price and favorable mix. The decrease in volumes was primarily driven by softer demand from our home center customers, and the impact of one less shipping day compared to the prior year period.

Costs of goods sold during the first quarter of 2025 was $148 million, or 60.4% of net sales, compared to $146 million, or 60.8% of net sales, in the prior year period. Gross profit increased $3 million, or 3.4%, compared to the prior year period. The year-over-year increase in gross profit was driven primarily by an $8 million benefit from favorable AUV and a $2 million decrease in manufacturing costs driven primarily by improved productivity, partially offset by higher input costs. These increases were partially offset by a $7 million negative impact from lower sales volumes.

SG&A expenses during the first quarter of 2025 were $39 million, or 16.1% of net sales, compared to $42 million, or 17.6% of net sales, in the prior year period. The year-over-year decrease in SG&A expenses was primarily driven by a $4 million increase in company-owned officer life insurance gains related to deferred compensation plans, partially offset by an increase in selling expenses.

Equity earnings from our WAVE joint venture were $26.8 million in the first quarter of 2025, compared to $27.4 million in the prior year period. The decrease in WAVE earnings was primarily driven by the negative impact of lower sales volumes, partially offset by the benefits of favorable AUV.

Architectural Specialties

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended March 31,
Total segment net sales	$137.6	$86.7	58.7%
Operating income	$14.8	$7.7	92.2%

Net sales increased $51 million in the first quarter of 2025, driven primarily by a $41 million increase from the acquisitions of Zahner and 3form, in addition to increased organic custom project net sales.

Costs of goods sold during the first quarter of 2025 was $84 million, or 61.3% of net sales, compared to $56 million, or 64.5% of net sales, in the prior year period. Gross profit increased $22 million, or 72.7%, compared to the prior year period due to a $27 million benefit from the higher net sales, partially offset by a $5 million increase in manufacturing costs. The acquisitions of Zahner and 3form contributed a $17 million benefit to gross profit, with the remaining increase driven by improved operating leverage and custom project margins.

SG&A expenses in the first quarter of 2025 were $38 million, or 27.9% of net sales, compared to $23 million, or 26.6% of net sales, in the prior year period. The increase in SG&A expenses was primarily driven by a $14 million increase related to the acquisitions of Zahner and 3form.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the first quarter of 2025 and 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first three months of 2025 provided $41.0 million, compared to $26.4 million for the first three months of 2024. The favorable change in cash from operating activities was primarily due to higher cash earnings, partially offset by unfavorable timing related working capital changes in inventories, accounts payable and accrued expenses.

Net cash provided by investing activities was $6.0 million in the first three months of 2025, compared to $5.9 million in the first three months of 2024. The change in cash in the first three months of 2025 compared to the same period in 2024 was primarily due to the prior-year first quarter investment in Overcast that did not recur in the current-year period, mostly offset by increased purchases of property, plant and equipment.

Net cash used for financing activities was $43.6 million in the first three months of 2025, compared to $33.1 million in the first three months of 2024. The unfavorable change in cash was primarily due to an increase in repurchases of outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of March 31, 2025, the revolving credit facility and Term Loan A were priced at 1.375% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point adjustment. The revolving credit facility and Term Loan A mature in December 2027. We also have a $25.0 million bi-lateral letter of credit facility.

As of March 31, 2025, the total principal balances outstanding under our senior credit facility were $421.9 million under Term Loan A and $100.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of March 31, 2025, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis. We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility associated with our senior credit facility. The following table summarizes our interest rate swaps (dollar amounts in millions):

Coverage Period	Notional Amount	Risk Coverage	Trade Date
November 2023 to December 2025	$50.0	USD-SOFR	October 23, 2023
March 2025 to March 2026	$50.0	USD-SOFR	March 27, 2025
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024

Under the terms of our interest rate swaps, we pay a fixed rate monthly and receive a floating rate based on the SOFR. These swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

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

	March 31, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2025, we had $82.8 million of cash and cash equivalents, $68.5 million in the U.S. and $14.3 million in foreign jurisdictions, primarily Canada. As of March 31, 2025, we also had $400 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures, acquisitions and scheduled payments of debt obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of March 31, 2025, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31, 2025	75,686	$146.31	73,603	$651,020,119
February 1-28, 2025	32,698	$151.29	27,869	$646,795,147
March 1-31, 2025	48,480	$144.62	48,404	$639,795,215
Total	156,864		149,876

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

During the three months ended March 31, 2025, we repurchased 0.1 million shares under the Program for a total cost of $22.0 million, excluding commissions and taxes, or an average price of $146.79 per share. Since inception and through March 31, 2025, we have repurchased 14.8 million shares under the Program for a total cost of $1,060.2 million, excluding commissions and taxes, or an average price of $71.66 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.

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

Date: April 29, 2025