Form 10-Q
period 2025-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2025-07-29
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 24, 2025 – 43,258,332.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$424.6	$365.1	$807.3	$691.4
Cost of goods sold	248.8	215.8	481.6	417.8
Gross profit	175.8	149.3	325.7	273.6
Selling, general and administrative expenses	84.5	80.6	162.5	146.0
Equity (earnings) from unconsolidated affiliates, net	(31.9)	(26.3)	(58.5)	(53.5)
Operating income	123.2	95.0	221.7	181.1
Interest expense	8.6	11.1	17.1	20.1
Other non-operating (income), net	(0.7)	(3.2)	(1.4)	(6.3)
Earnings before income taxes	115.3	87.1	206.0	167.3
Income tax expense	27.5	21.2	49.1	41.5
Net earnings	$87.8	$65.9	$156.9	$125.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.5	(0.4)	1.8	(1.2)
Derivative (loss) gain, net	(0.3)	0.2	(1.8)	0.7
Pension and postretirement adjustments	0.7	(0.7)	1.3	(1.3)
Total other comprehensive income (loss), net of tax	1.9	(0.9)	1.3	(1.8)
Total comprehensive income	$89.7	$65.0	$158.2	$124.0
Net earnings per share of common stock:
Basic	$2.02	$1.50	$3.62	$2.87
Diluted	$2.01	$1.50	$3.59	$2.86
Average number of common shares outstanding:
Basic	43.4	43.8	43.4	43.8
Diluted	43.7	44.0	43.7	44.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81.1	$79.3
Accounts and notes receivable, net	155.1	134.4
Inventories, net	116.4	109.8
Income taxes receivable	3.9	3.9
Other current assets	19.1	21.5
Total current assets	375.6	348.9
Property, plant, and equipment, less accumulated depreciation and amortization of $701.5 and $659.4, respectively	595.1	598.8
Operating lease assets	37.8	36.6
Finance lease assets	36.8	34.6
Prepaid pension costs	90.8	88.3
Investments in unconsolidated affiliates	34.6	27.2
Goodwill	208.5	203.2
Intangible assets, net	435.3	455.0
Other non-current assets	47.5	50.1
Total assets	$1,862.0	$1,842.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$22.5	$22.5
Accounts payable and accrued expenses	188.2	215.3
Operating lease liabilities	8.9	8.1
Finance lease liabilities	5.9	3.8
Income taxes payable	7.4	-
Total current liabilities	232.9	249.7
Long-term debt, less current installments	461.8	502.6
Operating lease liabilities	30.3	29.7
Finance lease liabilities	32.3	33.2
Postretirement benefit liabilities	33.7	35.3
Pension benefit liabilities	23.6	24.6
Other long-term liabilities	31.7	28.4
Income taxes payable	14.4	15.0
Deferred income taxes	163.5	167.1
Total non-current liabilities	791.3	835.9
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,290,913 shares issued and 43,319,850 shares outstanding as of June 30, 2025 and 63,176,007 shares issued and 43,561,649 shares outstanding as of December 31, 2024	0.6	0.6
Capital in excess of par value	605.9	604.0
Retained earnings	1,690.6	1,560.7
Treasury stock, at cost, 19,971,063 shares as of June 30, 2025 and 19,614,358 shares as of December 31, 2024	(1,350.4)	(1,298.0)
Accumulated other comprehensive (loss)	(108.9)	(110.2)
Total shareholders’ equity	837.8	757.1
Total liabilities and shareholders’ equity	$1,862.0	$1,842.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(dollar amounts in millions, except share and per share data)

Unaudited

	Three Months Ended June 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, March 31, 2025	43,424,918	$0.6	$607.5	$1,616.3	19,764,234	$(1,320.2)	$(110.8)	$793.4
Stock issuance, net	101,761	-	-	-	-	-	-	-
Cash dividends - $0.308 per common share	-	-	-	(13.5)	-	-	-	(13.5)
Share-based employee compensation	-	-	(1.6)	-	-	-	-	(1.6)
Net earnings	-	-	-	87.8	-	-	-	87.8
Other comprehensive income	-	-	-	-	-	-	1.9	1.9
Acquisition of treasury stock	(206,829)	-	-	-	206,829	(30.2)	-	(30.2)
Balance, June 30, 2025	43,319,850	$0.6	$605.9	$1,690.6	19,971,063	$(1,350.4)	$(108.9)	$837.8

	Six Months Ended June 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1
Stock issuance, net	114,906	-	-	-	-	-	-	-
Cash dividends - $0.616 per common share	-	-	-	(27.0)	-	-	-	(27.0)
Share-based employee compensation	-	-	1.9	-	-	-	-	1.9
Net earnings	-	-	-	156.9	-	-	-	156.9
Other comprehensive income	-	-	-	-	-	-	1.3	1.3
Acquisition of treasury stock	(356,705)	-	-	-	356,705	(52.4)	-	(52.4)
Balance, June 30, 2025	43,319,850	$0.6	$605.9	$1,690.6	19,971,063	$(1,350.4)	$(108.9)	$837.8

	Three Months Ended June 30, 2024
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, March 31, 2024	43,777,371	$0.6	$595.3	$1,394.1	19,294,861	$(1,257.6)	$(105.6)	$626.8
Stock issuance, net	94,197	-	-	-	-	-	-	-
Cash dividends - $0.28 per common share	-	-	-	(12.5)	-	-	-	(12.5)
Share-based employee compensation	-	-	(0.2)	-	-	-	-	(0.2)
Net earnings	-	-	-	65.9	-	-	-	65.9
Other comprehensive (loss)	-	-	-	-	-	-	(0.9)	(0.9)
Acquisition of treasury stock	(83,811)	-	-	-	83,811	(10.1)	-	(10.1)
Balance, June 30, 2024	43,787,757	$0.6	$595.1	$1,447.5	19,378,672	$(1,267.7)	$(106.5)	$669.0

	Six Months Ended June 30, 2024
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2023	43,902,061	$0.6	$591.7	$1,346.6	19,152,279	$(1,242.4)	$(104.7)	$591.8
Stock issuance, net	112,089	-	-	-	-	-	-	-
Cash dividends - $0.56 per common share	-	-	-	(24.9)	-	-	-	(24.9)
Share-based employee compensation	-	-	3.4	-	-	-	-	3.4
Net earnings	-	-	-	125.8	-	-	-	125.8
Other comprehensive (loss)	-	-	-	-	-	-	(1.8)	(1.8)
Acquisition of treasury stock	(226,393)	-	-	-	226,393	(25.3)	-	(25.3)
Balance, June 30, 2024	43,787,757	$0.6	$595.1	$1,447.5	19,378,672	$(1,267.7)	$(106.5)	$669.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$156.9	$125.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.8	49.8
Deferred income taxes	(3.0)	(1.8)
Share-based compensation	9.8	8.7
Equity earnings from unconsolidated affiliates, net	(58.5)	(53.5)
Loss related to change in fair value of contingent consideration	0.4	0.4
Payment of contingent consideration in excess of acquisition-date fair value	(0.7)	-
Other non-cash adjustments, net	0.9	-
Changes in operating assets and liabilities:
Receivables	(25.6)	(29.5)
Inventories	(6.4)	(2.0)
Accounts payable and accrued expenses	(17.1)	(5.7)
Income taxes receivable and payable, net	6.8	(1.0)
Other assets and liabilities	(0.7)	(7.5)
Net cash provided by operating activities	122.6	83.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(39.0)	(34.6)
Return of investment from joint venture	51.3	46.2
Acquisitions, net of cash acquired	0.8	(93.9)
Investment in unconsolidated affiliate	-	(5.5)
Proceeds from the sale of fixed assets	-	2.1
Proceeds from company owned life insurance, net	0.1	4.3
Net cash provided by (used for) investing activities	13.2	(81.4)
Cash flows from financing activities:
Proceeds from revolving credit facility	10.0	138.0
Payments of revolving credit facility	(40.0)	(70.0)
Payments of long-term debt	(11.3)	(11.3)
Payments for finance leases	(5.1)	(1.5)
Dividends paid	(27.2)	(24.9)
Payments of tax withholdings for share-based compensation plans, net of issuances	(7.9)	(4.2)
Payments of acquisition-related contingent consideration	(0.8)	-
Payments for treasury stock acquired	(52.4)	(25.0)
Net cash (used for) provided by financing activities	(134.7)	1.1
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.6)
Net increase in cash and cash equivalents	1.8	2.8
Cash and cash equivalents at beginning of year	79.3	70.8
Cash and cash equivalents at end of period	$81.1	$73.6
Supplemental cash flow disclosures:
Interest paid	$16.5	$19.0
Income tax payments, net	45.3	44.3
Amounts in accounts payable for capital expenditures	3.1	2.1
Purchases of property, plant and equipment through vendor financing	1.6	-

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2024. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the second quarter and first six months of 2025 and 2024 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2025 presentation, most notably disaggregated expenditures for our operating segments related to our December 31, 2024 adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” See Note 2 for additional details.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which modifies the disclosure requirements for income taxes. This ASU requires disclosure of tabular statutory to effective tax rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories and disaggregation of both income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. We expect this ASU to impact only our disclosures, with no impact to our results of operations, cash flows and financial condition.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and selling, general and administrative (“SG&A”) expenses, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to impact only our disclosures, with no impact to our results of operations, cash flows and financial condition.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 2. SEGMENT RESULTS

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate. Our Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to operating segments:

For the three months ended June 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$267.0	$157.6	$-	$424.6
Cost of goods sold	156.7	91.8	0.3	248.8
Gross profit (loss)	110.3	65.8	(0.3)	175.8
SG&A expenses	44.0	40.2	0.3	84.5
Equity (earnings) loss from unconsolidated affiliates, net	(32.1)	-	0.2	(31.9)
Segment operating income (loss)	$98.4	$25.6	$(0.8)	$123.2

Depreciation and amortization	$22.1	$8.4	$-	$30.5
Purchases of property, plant and equipment	16.8	3.1	-	19.9

For the three months ended June 30, 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$250.2	$114.9	$-	$365.1
Cost of goods sold	147.5	68.0	0.3	215.8
Gross profit (loss)	102.7	46.9	(0.3)	149.3
SG&A expenses	47.5	32.7	0.4	80.6
Equity (earnings) loss from unconsolidated affiliates, net	(26.5)	-	0.2	(26.3)
Segment operating income (loss)	$81.7	$14.2	$(0.9)	$95.0

Depreciation and amortization	$19.7	$5.8	$-	$25.5
Purchases of property, plant and equipment	16.0	3.9	-	19.9

For the six months ended June 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$512.1	$295.2	$-	$807.3
Cost of goods sold	304.7	176.2	0.7	481.6
Gross profit (loss)	207.4	119.0	(0.7)	325.7
SG&A expenses	83.4	78.6	0.5	162.5
Equity (earnings) loss from unconsolidated affiliates, net	(58.9)	-	0.4	(58.5)
Segment operating income (loss)	$182.9	$40.4	$(1.6)	$221.7

Depreciation and amortization	$42.9	$16.9	$-	$59.8
Purchases of property, plant and equipment	31.4	7.6	-	39.0

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

For the six months ended June 30, 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$489.8	$201.6	$-	$691.4
Cost of goods sold	293.2	123.9	0.7	417.8
Gross profit (loss)	196.6	77.7	(0.7)	273.6
SG&A expenses	89.6	55.8	0.6	146.0
Equity (earnings) loss from unconsolidated affiliates, net	(53.9)	-	0.4	(53.5)
Segment operating income (loss)	$160.9	$21.9	$(1.7)	$181.1

Depreciation and amortization	$39.6	$10.2	$-	$49.8
Purchases of property, plant and equipment	27.6	7.0	-	34.6

The following table reconciles our total segment operating income to earnings before income taxes. These items are measured and managed only on a consolidated basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total segment operating income	$123.2	$95.0	$221.7	$181.1
Interest expense	8.6	11.1	17.1	20.1
Other non-operating (income), net	(0.7)	(3.2)	(1.4)	(6.3)
Earnings before income taxes	$115.3	$87.1	$206.0	$167.3

The following tables present balance sheet information by operating segment:

As of June 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,089.0	$592.8	$180.2	$1,862.0
Investment in unconsolidated affiliates	30.4	-	4.2	34.6

As of December 31,2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,063.8	$602.2	$176.7	$1,842.7
Investment in unconsolidated affiliates	22.6	-	4.6	27.2

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following tables provide net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2025	2024	2025	2024
Distributors	$200.2	$184.9	$380.2	$354.2
Home centers	25.0	24.5	52.0	55.5
Direct customers	17.9	16.6	32.0	29.7
Other	23.9	24.2	47.9	50.4
Total	$267.0	$250.2	$512.1	$489.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2025	2024	2025	2024
Distributors	$70.0	$55.5	$124.3	$109.3
Direct customers	80.9	53.7	158.3	83.7
Other	6.7	5.7	12.6	8.6
Total	$157.6	$114.9	$295.2	$201.6

NOTE 4. ACQUISITIONS

Zahner

In December 2024, we acquired the issued and outstanding shares of Zahner for $30.0 million, net of $16.0 million of cash acquired. During the second quarter of 2025, the purchase price for Zahner was reduced by $0.8 million based on customary net working capital adjustments. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $17.9 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $10.9 million, property, plant and equipment of $10.4 million, operating right of use (“ROU”) assets and lease liabilities of $2.9 million, finance ROU assets and lease liabilities of $8.9 million and accounts payable and accrued liabilities of $19.7 million. The total fair value of identifiable intangible assets acquired was $16.1 million, resulting in $11.2 million of goodwill. The following table summarizes the fair values of identifiable intangible assets acquired, and their estimated useful lives:

	Fair Value at Acquisition Date	Estimated Useful Life
Trademarks and brand names	$5.8	15 years
Customer relationships	4.4	5 years
Backlog	4.3	2 years
Non-compete agreements	1.6	3 years
Total identifiable intangible assets	$16.1

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following table summarizes the Zahner and 3form results included in our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$45.0	$16.7	$86.1	$16.7
Operating income (1)	5.1	0.1	8.2	0.1

(1)
For the three and six months ended June 30, 2025, operating income included depreciation and amortization of $4.0 million and $8.2 million, respectively. For the three and six months ended June 30, 2024, operating income included depreciation and amortization of $1.9 million.

Pro forma Financial Information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales, pro forma	$424.6	$415.2	$807.3	$773.2
Net sales, as reported	424.6	365.1	807.3	691.4
Earnings before income taxes, pro forma	116.0	89.6	206.9	170.0
Earnings before income taxes, as reported	115.3	87.1	206.0	167.3

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2025	December 31, 2024
Customer receivables	$151.6	$133.0
Miscellaneous receivables	8.5	4.9
Less allowance for warranties, discounts and losses	(5.0)	(3.5)
Accounts and notes receivable, net	$155.1	$134.4

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 6. INVENTORIES

	June 30, 2025	December 31, 2024
Finished goods	$62.1	$60.4
Goods in process	10.5	7.4
Raw materials and supplies	70.3	68.5
Less LIFO reserves	(26.5)	(26.5)
Total inventories, net	$116.4	$109.8

NOTE 7. OTHER CURRENT ASSETS

	June 30, 2025	December 31, 2024
Prepaid expenses	$17.7	$19.8
Assets held for sale	0.1	-
Fair value of derivative assets	-	0.3
Other	1.3	1.4
Total other current assets	$19.1	$21.5

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

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
WAVE	$(32.1)	$(26.5)	$(58.9)	$(53.9)
Overcast	0.2	0.2	0.4	0.4
Equity (earnings) from unconsolidated affiliates, net	$(31.9)	$(26.3)	$(58.5)	$(53.5)

The following table presents condensed financial statement data for WAVE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$140.0	$126.1	$264.1	$251.9
Gross profit	86.7	71.1	161.8	147.8
Net earnings	66.4	55.2	121.7	112.2

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table presents amounts related to our goodwill and intangible assets as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	2-20 years	$198.1	$171.0	$194.7	$163.9
Developed technology	10-20 years	109.7	87.0	114.8	85.9
Trademarks and brand names	3-20 years	23.6	5.0	23.6	4.3
Software	5-7 years	19.7	9.5	19.7	7.8
Non-compete agreements	3-5 years	12.6	7.0	15.9	5.6
Other	Various	7.5	1.9	9.0	0.5
Total		$371.2	$281.4	$377.7	$268.0
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.5		345.3
Total intangible assets		$716.7		$723.0

Goodwill	Indefinite	$208.5		$203.2

The increase in goodwill as of June 30, 2025 compared to December 31, 2024 was due to changes in the purchase price allocation for Zahner and foreign exchange movements.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following table presents the amortization expense related to our intangible assets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amortization expense	$6.5	$5.3	$13.2	$9.4

NOTE 10. OTHER NON-CURRENT ASSETS

	June 30, 2025	December 31, 2024
Cash surrender value of company-owned life insurance policies	$35.3	$37.6
Investment in employee deferred compensation plans	10.7	11.0
Other	1.5	1.5
Total other non-current assets	$47.5	$50.1

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2025	December 31, 2024
Payables, trade and other	$97.2	$105.8
Deferred revenue	28.7	26.6
Employment costs	24.5	42.4
Current portion of pension and postretirement liabilities	7.2	7.2
Acquisition-related contingent consideration	0.9	1.5
Other	29.7	31.8
Total accounts payable and accrued expenses	$188.2	$215.3

NOTE 12. INCOME TAX EXPENSE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Earnings before income taxes	$115.3	$87.1	$206.0	$167.3
Income tax expense	27.5	21.2	49.1	41.5
Effective tax rate	23.9%	24.3%	23.8%	24.8%

The decrease in the effective tax rate for the second quarter and first six months of 2025, in comparison to the same periods in 2024, was primarily due to the benefit of federal investment tax credits.

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

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act,” resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions. We are currently evaluating the enacted legislation and refining its estimated impact on our results of operations, cash flows and financial condition, most notably a forecasted 2025 reduction in federal cash taxes.

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior secured credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of June 30, 2025 and December 31, 2024, the principal balance of our Term Loan A was $416.2 million and $427.5 million, respectively. As of June 30, 2025 and December 31, 2024, borrowings outstanding under our revolving credit facility were $70.0 million and $100.0 million, respectively. We also have a $25.0 million bi-lateral letter of credit facility.

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

	June 30, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Other Commitments

In the ordinary course of business, and primarily due to our December 2024 acquisition of Zahner, we provide corporate guarantees and obtain surety bonds in support of underlying contractual commitments to our customers. As of June 30, 2025 and December 31, 2024, there were $32.1 million and $21.9 million, respectively, of outstanding surety bonds associated with custom manufacturing projects that were issued by reputable surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. We believe the risk of financial loss associated with our outstanding guarantees and surety bonds is remote and as such, have recorded no liability associated with such commitments on our Condensed Consolidated Balance Sheets.

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.6	$0.6	$1.2	$1.2
Interest cost on projected benefit obligation	4.1	4.2	8.3	8.4
Expected return on plan assets	(5.6)	(6.1)	(11.2)	(12.2)
Amortization of net actuarial loss	1.4	1.3	2.7	2.6
Net periodic pension cost	$0.5	$-	$1.0	$-
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.5	$0.5	$1.0	$1.0
Amortization of prior service credit	(0.1)	-	(0.1)	(0.1)
Amortization of net actuarial gain	(0.4)	(2.1)	(0.8)	(4.2)
Net periodic postretirement (credit) cost	$-	$(1.6)	$0.1	$(3.3)

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2025 and 2024.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities, net:
Total long-term debt, including current portion	$(484.3)	$(484.3)	$(525.1)	$(525.1)
Interest rate swap contracts	(4.0)	(4.0)	(1.5)	(1.5)
Acquisition-related contingent consideration	(2.1)	(2.1)	(3.2)	(3.2)

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

As of June 30, 2025 and December 31, 2024, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to our October 2023 acquisition of Insolcorp, LLC (“Insolcorp”) and July 2023 acquisition of BOK Modern, LLC (“BOK”) that will be paid upon the final achievement of certain financial and performance milestones. As of June 30, 2025 and December 31, 2024, acquisition-related contingent consideration liabilities of $0.9 million and $1.5 million, respectively, related to the financial and performance milestones for the BOK acquisition and were classified as accounts payable and other accrued expenses on our Condensed Consolidated Balance Sheets. As of June 30, 2025, acquisition-related contingent consideration liabilities of $1.2 million related to the future financial and performance milestones for the Insolcorp acquisition was classified as long-term liabilities on our Condensed Consolidated Balance Sheets. As of December 31, 2024, acquisition-related contingent consideration liabilities of $1.7 million related to financial and performance milestones for the BOK and Insolcorp acquisitions and were classified as long-term liabilities on our Condensed Consolidated Balance Sheets.

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

The liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	June 30, 2025		December 31, 2024
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Liabilities, net:
Interest rate swap contracts	$(4.0)	$-	$(1.5)	$-
Acquisition-related contingent consideration	-	(2.1)	-	(1.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Acquisition-related contingent consideration of $2.1 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively, was measured with the use of significant unobservable inputs, which included financial projections over respective earn-out periods, the volatility of the underlying financial metrics and estimated discount rates. Excluded from the above table were $1.5 million of acquisition-related contingent consideration liabilities outstanding as of December 31, 2024 related to the final achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition.

The following table summarizes the weighted average of the significant unobservable inputs as of June 30, 2025:

	BOK	Insolcorp
Unobservable input
Volatility	27.5%	25.0%
Discount rates	4.0%	3.8%

The changes in fair value of the acquisition-related contingent consideration liabilities for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fair value of contingent consideration as of beginning of period	$2.0	$1.3	$3.2	$1.6
Cash consideration paid	-	-	(1.5)	-
Loss related to change in fair value of contingent consideration	0.1	0.7	0.4	0.4
Fair value of contingent consideration as of end of period	$2.1	$2.0	$2.1	$2.0

During the six months ended June 30, 2025, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows. There was no additional cash consideration paid during the three months ended June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, changes in fair value were primarily due to changes in financial projections over each entity’s earn-out periods and due to changes in valuation inputs. All changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements were recorded as a component of SG&A expenses in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition. We use interest rate derivatives to manage our exposure to interest rates. At inception, interest rate swap derivatives that we designate as hedging instruments are formally documented as a hedge of a forecasted transaction or cash flow hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark-to-market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in Secured Overnight Financing Rate (“SOFR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of June 30, 2025:

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2025 and December 31, 2024. We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2025 or December 31, 2024. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swap contracts	Other current assets	$-	$0.3	Accounts payable and accrued expenses	$0.5	$0.3
				Other long-term liabilities	3.5	1.5

	Amount of (Loss) Gain Recognized in AOCL		Location of Gain	Gain Reclassified from AOCL into Net Earnings
	Six Months Ended		Reclassified from	Three Months Ended		Six Months Ended
	June 30,		AOCL into	June 30,		June 30,
	2025	2024	Net Earnings	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1.9)	$4.3	Interest expense	$-	$1.2	$0.4	$3.3

As of June 30, 2025, the amount of existing net losses in Accumulated Other Comprehensive Loss (“AOCL”) expected to be recognized in net earnings over the next twelve months was $1.4 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, we have been authorized to repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $609.8 million remaining under the Board’s repurchase authorization as of June 30, 2025.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

During the three months ended June 30, 2025, we repurchased 0.2 million shares under the Program for a total cost of $30.0 million, excluding commissions and taxes, or an average price of $145.04 per share. During the six months ended June 30, 2025, we repurchased 0.4 million shares under the Program for a total cost of $52.0 million, excluding commissions and taxes, or an average price of $145.78 per share. Since inception and through June 30, 2025, we have repurchased 15.0 million shares under the Program for a total cost of $1,090.2 million, excluding commissions and taxes, or an average price of $72.67 per share.

Dividends

In February and April 2025, our Board of Directors declared $0.308 per share quarterly dividends, which were paid to shareholders in March and May 2025, respectively. On July 23, 2025, our Board of Directors declared a $0.308 per share quarterly dividend to be paid in August 2025.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, March 31, 2025	$(1.9)	$(2.6)	$(106.3)	$(110.8)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.3), $0.1, $- and ($0.2)	1.5	(0.3)	-	1.2
Amounts reclassified from accumulated other comprehensive (loss)	-	-	0.7	0.7
Net current period other comprehensive income (loss)	1.5	(0.3)	0.7	1.9
Balance, June 30, 2025	$(0.4)	$(2.9)	$(105.6)	$(108.9)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.4), $0.4, $- and $-	1.8	(1.5)	-	0.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.3)	1.3	1.0
Net current period other comprehensive income (loss)	1.8	(1.8)	1.3	1.3
Balance, June 30, 2025	$(0.4)	$(2.9)	$(105.6)	$(108.9)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1) (2)	Pension and Postretirement Adjustments (1) (2)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, March 31, 2024	$0.2	$1.0	$(106.8)	$(105.6)
Other comprehensive (loss) income before reclassifications, net of tax expense of $-, ($0.3), $- and ($0.3)	(0.4)	1.1	-	0.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.9)	(0.7)	(1.6)
Net current period other comprehensive (loss) income	(0.4)	0.2	(0.7)	(0.9)
Balance, June 30, 2024	$(0.2)	$1.2	$(107.5)	$(106.5)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (1) (2)	Pension and Postretirement Adjustments (1) (2)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2023	$1.0	$0.5	$(106.2)	$(104.7)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.1, ($1.0), $- and ($0.9)	(1.2)	3.3	-	2.1
Amounts reclassified from accumulated other comprehensive (loss)	-	(2.6)	(1.3)	(3.9)
Net current period other comprehensive (loss) income	(1.2)	0.7	(1.3)	(1.8)
Balance, June 30, 2024	$(0.2)	$1.2	$(107.5)	$(106.5)

(1)
Amounts are net of tax.
(2)
Amounts include our 50% share of AOCL components from our WAVE joint venture.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Earnings
	Three Months Ended June 30,		Six Months Ended June 30,		and Comprehensive
	2025	2024	2025	2024	Income
Derivative Adjustments:
Interest rate swap contracts, before tax	$-	$(1.2)	$(0.4)	$(3.3)	Interest expense
Tax impact	-	0.3	0.1	0.7	Income tax expense
Total (income), net of tax	-	(0.9)	(0.3)	(2.6)

Pension and Postretirement Adjustments:
Amortization of prior service credit	(0.1)	-	(0.1)	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss (gain)	1.0	(0.8)	1.9	(1.6)	Other non-operating loss (income), net
Total loss (income), before tax	0.9	(0.8)	1.8	(1.7)
Tax impact	(0.2)	0.1	(0.5)	0.4	Income tax expense
Total loss (income), net of tax	0.7	(0.7)	1.3	(1.3)
Total reclassifications for the period	$0.7	$(1.6)	$1.0	$(3.9)

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

Based on findings in the RIR, the PRPs developed and submitted to the EPA a draft Feasibility Study (“FS”) to identify and evaluate potential remedial alternatives for all non-groundwater elements of Operable Unit 2. Following review and comment by the EPA and the State of Georgia and revisions to the FS to address those comments, the EPA conditionally approved the FS in April 2024 and issued a Proposed Remedial Action Plan (“Proposed Plan”) for the non-groundwater elements at the site in May 2024, which included a total cost estimate for the non-groundwater elements at the site of approximately $8 million. In August 2024, the EPA signed the Record of Decision, selecting the remedy outlined in the Proposed Plan. The portion of these remediation costs that AWI will bear for all non-groundwater elements of Operable Unit 2 will not be known until the PRPs resolve the final allocation of costs.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

In March 2025, AWI and the other PRPs requested to the EPA that the groundwater investigation for Operable Unit 3 (the groundwater elements of Operable Unit 2), be completed in conjunction with the groundwater investigation at the adjacent former Macon Naval Ordnance Plant landfill, however, the EPA rejected this request and required two separate remedial investigation reports.

It is probable that we will incur field investigation, engineering and oversight costs associated with designing and implementing the remedy for all non-groundwater elements of Operable Unit 2 and for completing an RI/FS of Operable Unit 3. We may also ultimately incur costs in remediating contamination discovered during the RI/FS for Operable Unit 3 and we are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Elizabeth City, North Carolina

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, which became Armstrong Wood Products, Inc. (“AWP”), and is now known as AHF Products, LLC. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount Global (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved an RI/FS work plan for the site in August 2011. In January 2014, we submitted draft RI and Risk Assessment reports and conducted supplemental investigative work based upon agency comments to those reports. In connection with the separation of Armstrong Flooring, Inc. in 2016, we agreed to retain any legacy environmental liabilities associated with the AWP site. The EPA published an Interim Action Proposed Plan for the site in April 2018 seeking public comment until June 2018. The EPA evaluated comments, including ours, and has published its Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In September 2018, AWI and Paramount received a Special Notice Letter from the EPA under CERCLA inviting AWI and Paramount to enter into the negotiation of a settlement agreement to conduct or finance the response action at the site. In response to the September 2018 Special Notice Letter, we and Paramount submitted a good faith offer to the EPA in May 2019. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan (“RDWP”) for the site was submitted to the EPA in June 2022, and AWI and Paramount responded in November 2022 to comments received from the EPA in September 2022. The EPA approved the revised RDWP in February 2023 and in June 2023, the parties submitted a Pre-Design Investigation Work Plan. Following review and comment by the EPA and revisions to the Pre-Design Investigation Work Plan to address the EPA comments, the EPA approved the Pre-Design Investigation Work Plan and related Quality Assurance Project Plan in December 2024, allowing the Pre-Design investigation work to start in March 2025. The current estimate of future liability at this site includes only our estimated share of the costs of implementing the interim remedial action under the IROD. We are unable to reasonably estimate our final share of the total costs associated with the interim or final remediation at the site, although such amounts may be material to any one quarter's or one year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

Summary of Financial Position

Total liabilities of $4.1 million and $4.6 million as of June 30, 2025 and December 31, 2024, respectively, were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of June 30, 2025 and December 31, 2024, $4.1 million and $4.2 million, respectively, of environmental liabilities were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2024, $0.4 million of environmental liabilities was reflected within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025, we did not record any additional reserves for potential environmental liabilities. During the three and six months ended June 30, 2024, we recorded $4.0 million of additional reserves for potential environmental liabilities, of which $2.5 million was offset through a release of our remaining environmental insurance recoveries in excess of cumulative expenses and $1.5 million was recorded as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

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

NOTE 19. NET EARNINGS PER SHARE

Net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three and six months ended June 30, 2025 and 2024, were equal to net earnings on our Condensed Consolidated Statements of Earnings and Comprehensive Income. EPS components may not add due to rounding.

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2025 and 2024 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic shares outstanding	43.4	43.8	43.4	43.8
Dilutive effect of common stock equivalents	0.3	0.2	0.3	0.2
Diluted shares outstanding	43.7	44.0	43.7	44.0

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and six months ended June 30, 2025 were 27,860 and 29,028, respectively. There were no anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended June 30, 2024. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the six months ended June 30, 2024 were 17,426.

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

OVERVIEW

AWI is an Americas leader in the design, innovation and manufacture of interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass, metal, felt, wood, resin and glass, wood fiber and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Enterprises, Inc. called Worthington Armstrong Venture (“WAVE”).

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

Manufacturing Plants

As of June 30, 2025, we operated 20 manufacturing plants, including 18 plants located within the U.S. and two plants in Canada.

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

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, gross domestic product, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits, and retail sales. The Company continues to monitor the impacts of recently implemented and announced tariffs and geopolitical events, including but not limited to, conflicts in Ukraine and the Middle East, neither of which had a material direct impact on our financial condition, liquidity or results of operations in the first six months of 2025 or 2024.

Several factors and trends within our markets affected our business performance during the three and six months ended June 30, 2025 compared to the same periods in 2024, most notably an increase in net sales due to our December 2024 acquisition of Zahner and April 2024 acquisition of 3form. For the three months ended June 30, 2025, sales volumes increased $46 million compared to the same period in 2024, with the Zahner and 3form acquisitions contributing $28 million to net sales. Also contributing to the increase in net sales was a $15 million increase in organic Architectural Specialties net sales and a $3 million increase in net sales due to higher sales volumes in our Mineral Fiber segment. For the six months ended June 30, 2025, sales volumes increased $87 million compared to the same period in 2024 driven primarily by a $69 million increase in net sales from the Zahner and 3form acquisitions. Also contributing to the increase in net sales for the six months ended June 30, 2025 was a $24 million increase in organic Architectural Specialties sales, partially offset by a $7 million decrease in net sales due to lower sales volumes in our Mineral Fiber segment.

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

Favorable AUV increased our total consolidated net sales for the three and six months ended June 30, 2025 by approximately $14 million and $29 million, respectively, compared to the same periods in 2024. Our Architectural Specialties segment revenues are primarily generated by individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first quarter of 2025, we implemented price increases on Mineral Fiber ceiling products and WAVE implemented price increases on grid products. In the second quarter of 2025, we announced price increases on Mineral Fiber products that will become effective in the third quarter of 2025. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of recently implemented or announced tariffs and the rate and pace of inflation and its impact on our business.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, natural gas and packaging materials also represent significant input costs. Fluctuations in the prices of these inputs impact our financial results. In the second quarter and first half of 2025, higher energy and raw material costs negatively impacted operating income by $1 million and $2 million, respectively, compared to the same periods in 2024.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of 3form in April 2024, Insolcorp, LLC (“Insolcorp”) in October 2023 and BOK Modern, LLC (“BOK”) in July 2023, we recorded certain acquisition-related expenses and losses to operating income during the three and six months ended June 30, 2025 and 2024, summarized as follows (dollar amounts in millions):

	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed
	June 30,		June 30,		Consolidated Statements of Earnings and
	2025	2024	2025	2024	Comprehensive Income
Inventory	$-	$0.3	$-	$0.3	Cost of goods sold
Acquisition costs	-	1.0	-	1.0	SG&A expenses
Loss related to change in fair value of contingent consideration	0.1	0.7	0.4	0.4	SG&A expenses
Net negative impact to operating income	$0.1	$2.0	$0.4	$1.7

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

Employees

As of June 30, 2025 and December 31, 2024, we had approximately 3,700 and 3,600 full-time and part-time employees, respectively.

RESULTS OF OPERATIONS

See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended June 30,
Total consolidated net sales	$424.6	$365.1	16.3%
Operating income	$123.2	$95.0	29.7%

Six Months Ended June 30,
Total consolidated net sales	$807.3	$691.4	16.8%
Operating income	$221.7	$181.1	22.4%

Consolidated net sales for the second quarter of 2025 increased 16.3% from the prior-year period due to higher volumes of $46 million and favorable AUV of $14 million. Architectural Specialties net sales increased $43 million and Mineral Fiber net sales increased $17 million from the prior-year period. Architectural Specialties segment net sales improved primarily due to a $28 million contribution from the acquisitions of Zahner and 3form and increased organic net sales driven by strengthening broad-based penetration throughout our specialty product categories. The increase in Mineral Fiber net sales was primarily driven by favorable AUV and modestly improved sales volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales for the first six months of 2025 increased 16.8% over the prior-year period due to higher volumes of $87 million and favorable AUV of $29 million. Architectural Specialties net sales increased $94 million and Mineral Fiber net sales increased $22 million over the prior-year period. Architectural Specialties segment net sales improved primarily due to a $69 million contribution from the acquisitions of Zahner and 3form and increased organic net sales driven by strengthening broad-based penetration throughout our specialty product categories. The increase in Mineral Fiber net sales was driven by favorable AUV, partially offset by lower sales volumes.

Cost of goods sold in the second quarter of 2025 was 58.6% of net sales, compared to 59.1% for the same period in 2024. Cost of goods sold in the first six months of 2025 was 59.7% of net sales, compared to 60.4% for the same period in 2024. The year-over-year decreases in cost of goods sold as a percent of net sales for the second quarter and first six months of 2025 were primarily driven by favorable AUV benefits and improved manufacturing productivity. Also contributing to the decrease in cost of goods sold as a percent of net sales for the first six months of 2025 compared to the same period in 2024 were favorable inventory valuation impacts.

SG&A expenses in the second quarter of 2025 were $84.5 million, or 19.9% of net sales, compared to $80.6 million, or 22.1% of net sales, for the same period in 2024. The increase in SG&A expenses was primarily driven by a $7 million increase related to the acquisitions of Zahner and 3form, partially offset by a $2 million decrease in acquisition-related expenses and a prior-period increase in reserves for environmental remediation matters of $1 million that did not recur in the current period.

SG&A expenses in the first six months of 2025 were $162.5 million, or 20.1% of net sales, compared to $146.0 million, or 21.1% of net sales, for the same period in 2024. The year-over-year increase in SG&A expenses was primarily driven by a $21 million increase related to the acquisitions of Zahner and 3form and a $2 million increase in selling expenses. These increases were partially offset by a $3 million increase in company-owned officer life insurance gains related to deferred compensation plans, a $1 million decrease in acquisition-related expenses and a prior-period increase in reserves for environmental remediation matters of $1 million that did not recur in the current period.

Equity earnings from unconsolidated subsidiaries were $31.9 million in the second quarter of 2025, compared to $26.3 million in the second quarter of 2024, and were $58.5 million in the first six months of 2025, compared to $53.5 million in the same period in 2024. WAVE equity earnings were $32.1 million in the second quarter of 2025, compared to $26.5 million in the second quarter of 2024, and $58.9 million in the first six months of 2025, compared to $53.9 million in the same period of 2024. The year-over-year increase in WAVE equity earnings for the second quarter of 2025 was primarily driven by the benefit from favorable AUV, higher sales volumes and lower steel costs. The increase in WAVE equity earnings for the first six months of 2025 compared to the same period in 2024 was driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $8.6 million in the second quarter of 2025 compared to $11.1 million in the second quarter of 2024. Interest expense was $17.1 million in the first six months of 2025 compared to $20.1 million in the first six months of 2024. The decrease in interest expense was primarily due to lower average debt balances.

Other non-operating income, net, was $0.7 million in the second quarter of 2025 compared to $3.2 million in the second quarter of 2024, and $1.4 million in the first six months of 2025 compared to $6.3 million in the first six months of 2024. The decreases in other non-operating income, net, for the three and six months ended June 30, 2025 in comparison to the same periods in 2024 were primarily driven by the non-service cost components of pension and postretirement net periodic benefit costs.

Income tax expense was $27.5 million in the second quarter of 2025 compared to $21.2 million in the second quarter of 2024. The effective tax rate for the second quarter of 2025 was 23.9% compared to 24.3% for the same period of 2024. Income tax expense was $49.1 million in the first six months of 2025 compared to $41.5 million in the first six months of 2024. The effective tax rate for the first six months of 2025 was 23.8% compared to 24.8% for the same period of 2024. The decrease in the effective tax rate for the second quarter and first six months of 2025, in comparison to the same periods in 2024, was primarily due to the benefit of federal investment tax credits.

Total Other Comprehensive Income (“OCI”) was $1.9 million in the second quarter of 2025 compared to Total Other Comprehensive Loss (“OCL”) of $0.9 million in the second quarter of 2024. OCI was $1.3 million in the first six months of 2025 compared to OCL of $1.8 million in the first six months of 2024. The changes from OCL to OCI in the second quarter and first six months of 2025 compared to the same periods in 2024 were due to increases in income from foreign currency translation adjustments and favorable pension and postretirement adjustments, partially offset by interest rate swap derivative losses in 2025. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Foreign currency translation adjustments in 2025 and 2024 were driven primarily by changes in the Canadian dollar relative to the U.S. dollar. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Derivative losses represent the mark-to-market value fair adjustments for our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive (Loss).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$267.0	$250.2	6.7%
Operating income	$98.4	$81.7	20.4%

Six Months Ended June 30,
Total segment net sales	$512.1	$489.8	4.6%
Operating income	$182.9	$160.9	13.7%

Mineral Fiber net sales increased $17 million in the second quarter of 2025 compared to the prior-year quarter due to $14 million of favorable AUV and $3 million of higher sales volumes, both of which were primarily driven by strong commercial execution and benefits from growth initiatives. The improvement in AUV was driven by both favorable like-for-like price and favorable mix.

For the first six months of 2025, net sales increased $22 million from the prior-year period, primarily due to $29 million of favorable AUV, partially offset by lower sales volumes of $7 million. The improvement in AUV was driven by both favorable like-for-like price and favorable mix. The decrease in volumes for the first six months of 2025 was primarily driven by declines from our home center customers, partially offset by strong commercial execution and benefits from growth initiatives.

Costs of goods sold during the three months ended June 30, 2025 was $157 million, or 58.7% of net sales, compared to $148 million, or 59.0% of net sales, in the prior-year period. Gross profit increased $8 million, or 7.4%, compared to the prior-year period due primarily to an $8 million benefit from favorable AUV.

Costs of goods sold during the six months ended June 30, 2025 was $305 million, or 59.5% of net sales, compared to $293 million, or 59.9% of net sales, in the prior-year period. Gross profit increased $11 million, or 5.5%, compared to the prior-year period due to a $16 million benefit from favorable AUV, partially offset by a $5 million negative impact from lower sales volumes.

SG&A expenses during the three months ended June 30, 2025 were $44 million, or 16.5% of net sales, compared to $48 million, or 19.0% of net sales, in the prior-year period. The year-over-year decrease in SG&A expenses was primarily driven by a $2 million decrease in acquisition-related expenses and a prior-period increase in reserves for environmental remediation matters of $1 million that did not recur in the current period.

SG&A expenses during the six months ended June 30, 2025 were $83 million, or 16.3% of net sales, compared to $90 million, or 18.3% of net sales, in the prior-year period. The year-over-year decrease in SG&A expenses was primarily driven by a $3 million increase in company-owned officer life insurance gains related to deferred compensation plans, a $1 million decrease in acquisition-related expenses and a prior-period increase in reserves for environmental remediation matters of $1 million that did not recur in the current period.

Equity earnings from our WAVE joint venture were $32.1 million in the three months ended June 30, 2025, compared to $26.5 million in the prior-year period. The year-over-year increase in WAVE earnings was primarily driven by the benefit from favorable AUV, higher sales volumes and lower steel costs.

Equity earnings from our WAVE joint venture were $58.9 million in the first six months of 2025, compared to $53.9 million in the prior-year period. The year-over-year increase in WAVE earnings was primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes.

Architectural Specialties

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended June 30,
Total segment net sales	$157.6	$114.9	37.2%
Operating income	$25.6	$14.2	80.3%

Six Months Ended June 30,
Total segment net sales	$295.2	$201.6	46.4%
Operating income	$40.4	$21.9	84.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased $43 million in the second quarter of 2025 compared to the same period in 2024, driven primarily by a $28 million increase from the acquisitions of Zahner and 3form, in addition to increased organic net sales driven by strengthening broad-based penetration throughout our specialty product categories.

For the first six months of 2025, net sales improved by $94 million from the prior-year period, primarily due to a $69 million increase from the acquisitions of Zahner and 3form, in addition to increased organic net sales driven by strengthening broad-based penetration throughout our specialty product categories.

Costs of goods sold during the three months ended June 30, 2025 was $92 million, or 58.2% of net sales, compared to $68 million, or 59.2% of net sales, in the prior-year period. Gross profit increased $19 million, or 40.3%, compared to the prior-year period due to a $23 million benefit from higher net sales, partially offset by a $4 million increase in manufacturing costs. The acquisitions of Zahner and 3form contributed a $12 million benefit to gross profit, with the remaining increase driven by improved operating leverage and custom project margins.

Costs of goods sold during the six months ended June 30, 2025 was $176 million, or 59.7% of net sales, compared to $124 million, or 61.5% of net sales, in the prior-year period. Gross profit increased $41 million, or 53.2%, compared to the prior-year period due to a $50 million benefit from higher net sales, partially offset by a $9 million increase in manufacturing costs. The acquisitions of Zahner and 3form contributed a $29 million benefit to gross profit, with the remaining increase driven by improved operating leverage and custom project margins.

SG&A expenses in the three months ended June 30, 2025 were $40 million, or 25.5% of net sales, compared to $33 million, or 28.5% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by a $7 million increase related to the acquisitions of Zahner and 3form.

SG&A expenses in the first six months of 2025 were $79 million, or 26.6% of net sales, compared to $56 million, or 27.7% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by a $21 million increase related to the acquisitions of Zahner and 3form.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the second quarter of 2025 and 2024. Unallocated Corporate operating loss was $2 million in the first six months of 2025 and 2024.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first six months of 2025 provided $122.6 million, compared to $83.7 million for the first six months of 2024. The favorable change in cash from operating activities was primarily due to higher cash earnings compared to the prior-year period and an increase in income taxes payable, partially offset by unfavorable timing related changes in accounts payable and accrued expenses.

Net cash provided by investing activities was $13.2 million in the first six months of 2025, compared to $81.4 million used for investing activities in the first six months of 2024. The favorable change in cash from investing activities in the first six months of 2025 compared to the same period in 2024 was primarily due to $94 million of cash paid for the 3form acquisition in 2024.

Net cash used for financing activities was $134.7 million in the first six months of 2025, compared to $1.1 million cash provided in the first six months of 2024. The unfavorable change in cash used for financing activities was primarily due to decreased net borrowings under our credit facility, primarily due to the prior year 3form acquisition, and an increase in repurchases of our outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of June 30, 2025, the revolving credit facility and Term Loan A were priced at 1.375% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point adjustment. The revolving credit facility and Term Loan A mature in December 2027. We also have a $25.0 million bi-lateral letter of credit facility.

As of June 30, 2025, the total principal balances outstanding under our senior credit facility were $416.2 million under Term Loan A and $70.0 million under the revolving credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of June 30, 2025, we were in compliance with all covenants of the senior credit facility.

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

Under the terms of all interest rate swaps, we pay a fixed rate monthly and receive a floating rate based on SOFR. These swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

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

	June 30, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

As of June 30, 2025, we had $81.1 million of cash and cash equivalents, $66.9 million in the U.S. and $14.2 million in foreign jurisdictions, primarily Canada. As of June 30, 2025, we also had $430 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures, acquisitions and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of June 30, 2025, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30, 2025	145,561	$131.16	91,287	$627,543,645
May 1-31, 2025	112,349	$153.57	112,349	$610,290,225
June 1-30, 2025	3,236	$154.76	3,193	$609,796,120
Total	261,146		206,829

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

During the three months ended June 30, 2025, we repurchased 0.2 million shares under the Program for a total cost of $30.0 million, excluding commissions and taxes, or an average price of $145.04 per share. During the six months ended June 30, 2025, we repurchased 0.4 million shares under the Program for a total cost of $52.0 million, excluding commissions and taxes, or an average price of $145.78 per share. Since inception and through June 30, 2025, we have repurchased 15.0 million shares under the Program for a total cost of $1,090.2 million, excluding commissions and taxes, or an average price of $72.67 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.

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
James T. Burge
Vice President and Controller
(Principal Accounting Officer)

Date: July 29, 2025