Form 10-Q
period 2025-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2025-10-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 23, 2025 – 43,128,042.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$425.2	$386.6	$1,232.5	$1,078.0
Cost of goods sold	246.7	222.5	728.3	640.3
Gross profit	178.5	164.1	504.2	437.7
Selling, general and administrative expenses	90.1	77.6	252.1	223.1
Loss related to change in fair value of contingent consideration	0.1	0.2	0.5	0.6
(Gain) loss on sales and impairment of fixed assets, net	(0.9)	0.2	(0.8)	0.3
Equity (earnings) from unconsolidated affiliates, net	(28.0)	(25.2)	(86.5)	(78.7)
Operating income	117.2	111.3	338.9	292.4
Interest expense	8.2	10.5	25.3	30.6
Other non-operating (income), net	(0.5)	(3.0)	(1.9)	(9.3)
Earnings before income taxes	109.5	103.8	315.5	271.1
Income tax expense	23.2	26.9	72.3	68.4
Net earnings	$86.3	$76.9	$243.2	$202.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.9)	0.3	0.9	(0.9)
Derivative (loss), net	-	(5.7)	(1.8)	(5.0)
Pension and postretirement adjustments	0.6	(1.0)	1.9	(2.3)
Total other comprehensive (loss) income, net of tax	(0.3)	(6.4)	1.0	(8.2)
Total comprehensive income	$86.0	$70.5	$244.2	$194.5
Net earnings per share of common stock:
Basic	$2.00	$1.76	$5.60	$4.63
Diluted	$1.98	$1.75	$5.56	$4.61
Average number of common shares outstanding:
Basic	43.2	43.7	43.4	43.8
Diluted	43.6	43.9	43.7	44.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90.1	$79.3
Accounts and notes receivable, net	157.8	134.4
Inventories, net	123.5	109.8
Income taxes receivable	4.0	3.9
Other current assets	20.3	21.5
Total current assets	395.7	348.9
Property, plant, and equipment, less accumulated depreciation and amortization of $720.2 and $659.4, respectively	598.7	598.8
Operating lease assets	48.2	36.6
Finance lease assets	35.3	34.6
Prepaid pension costs	92.0	88.3
Investments in unconsolidated affiliates	31.3	27.2
Goodwill	214.4	203.2
Intangible assets, net	429.6	455.0
Other non-current assets	48.2	50.1
Total assets	$1,893.4	$1,842.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$22.5	$22.5
Accounts payable and accrued expenses	218.7	215.3
Operating lease liabilities	9.9	8.1
Finance lease liabilities	6.1	3.8
Income taxes payable	3.9	-
Total current liabilities	261.1	249.7
Long-term debt, less current installments	386.4	502.6
Operating lease liabilities	39.9	29.7
Finance lease liabilities	31.5	33.2
Postretirement benefit liabilities	32.2	35.3
Pension benefit liabilities	23.3	24.6
Other long-term liabilities	32.6	28.4
Income taxes payable	10.0	15.0
Deferred income taxes	187.2	167.1
Total non-current liabilities	743.1	835.9
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,293,119 shares issued and 43,172,826 shares outstanding as of September 30, 2025 and 63,176,007 shares issued and 43,561,649 shares outstanding as of December 31, 2024	0.6	0.6
Capital in excess of par value	612.2	604.0
Retained earnings	1,763.3	1,560.7
Treasury stock, at cost, 20,120,293 shares as of September 30, 2025 and 19,614,358 shares as of December 31, 2024	(1,377.7)	(1,298.0)
Accumulated other comprehensive (loss)	(109.2)	(110.2)
Total shareholders’ equity	889.2	757.1
Total liabilities and shareholders’ equity	$1,893.4	$1,842.7

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(dollar amounts in millions, except share and per share data)

Unaudited

	Three Months Ended September 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, June 30, 2025	43,319,850	$0.6	$605.9	$1,690.6	19,971,063	$(1,350.4)	$(108.9)	$837.8
Stock issuance, net	2,206	-	-	-	-	-	-	-
Cash dividends - $0.308 per common share	-	-	-	(13.6)	-	-	-	(13.6)
Share-based employee compensation	-	-	6.3	-	-	-	-	6.3
Net earnings	-	-	-	86.3	-	-	-	86.3
Other comprehensive (loss)	-	-	-	-	-	-	(0.3)	(0.3)
Acquisition of treasury stock	(149,230)	-	-	-	149,230	(27.3)	-	(27.3)
Balance, September 30, 2025	43,172,826	$0.6	$612.2	$1,763.3	20,120,293	$(1,377.7)	$(109.2)	$889.2

	Nine Months Ended September 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1
Stock issuance, net	117,112	-	-	-	-	-	-	-
Cash dividends - $0.924 per common share	-	-	-	(40.6)	-	-	-	(40.6)
Share-based employee compensation	-	-	8.2	-	-	-	-	8.2
Net earnings	-	-	-	243.2	-	-	-	243.2
Other comprehensive income	-	-	-	-	-	-	1.0	1.0
Acquisition of treasury stock	(505,935)	-	-	-	505,935	(79.7)	-	(79.7)
Balance, September 30, 2025	43,172,826	$0.6	$612.2	$1,763.3	20,120,293	$(1,377.7)	$(109.2)	$889.2

	Three Months Ended September 30, 2024
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, June 30, 2024	43,787,757	$0.6	$595.1	$1,447.5	19,378,672	$(1,267.7)	$(106.5)	$669.0
Stock issuance, net	2,912	-	-	-	-	-	-	-
Cash dividends - $0.28 per common share	-	-	-	(12.3)	-	-	-	(12.3)
Share-based employee compensation	-	-	4.9	-	-	-	-	4.9
Net earnings	-	-	-	76.9	-	-	-	76.9
Other comprehensive (loss)	-	-	-	-	-	-	(6.4)	(6.4)
Acquisition of treasury stock	(125,992)	-	-	-	125,992	(15.1)	-	(15.1)
Balance, September 30, 2024	43,664,677	$0.6	$600.0	$1,512.1	19,504,664	$(1,282.8)	$(112.9)	$717.0

	Nine Months Ended September 30, 2024
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2023	43,902,061	$0.6	$591.7	$1,346.6	19,152,279	$(1,242.4)	$(104.7)	$591.8
Stock issuance, net	115,001	-	-	-	-	-	-	-
Cash dividends - $0.84 per common share	-	-	-	(37.2)	-	-	-	(37.2)
Share-based employee compensation	-	-	8.3	-	-	-	-	8.3
Net earnings	-	-	-	202.7	-	-	-	202.7
Other comprehensive (loss)	-	-	-	-	-	-	(8.2)	(8.2)
Acquisition of treasury stock	(352,385)	-	-	-	352,385	(40.4)	-	(40.4)
Balance, September 30, 2024	43,664,677	$0.6	$600.0	$1,512.1	19,504,664	$(1,282.8)	$(112.9)	$717.0

See accompanying notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$243.2	$202.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89.9	75.9
Deferred income taxes	20.1	0.9
Share-based compensation	16.3	13.9
Equity earnings from unconsolidated affiliates, net	(86.5)	(78.7)
Loss related to change in fair value of contingent consideration	0.5	0.6
(Gain) loss on sales and impairment of fixed assets, net	(0.8)	0.3
Payment of contingent consideration in excess of acquisition-date fair value	(0.7)	-
Other non-cash adjustments, net	1.2	(0.1)
Changes in operating assets and liabilities:
Receivables	(31.5)	(29.5)
Inventories	(13.2)	(4.2)
Accounts payable and accrued expenses	12.4	14.4
Income taxes receivable and payable, net	(1.2)	1.5
Other assets and liabilities	(4.2)	(17.5)
Net cash provided by operating activities	245.5	180.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(61.6)	(54.0)
Return of investment from joint venture	82.5	72.7
Acquisitions, net of cash acquired	(6.7)	(93.5)
Investment in unconsolidated affiliate	-	(5.5)
Proceeds from the sale of fixed assets	1.0	11.5
Proceeds from company owned life insurance, net	1.6	7.6
Net cash provided by (used for) investing activities	16.8	(61.2)
Cash flows from financing activities:
Proceeds from revolving credit facility	10.0	138.0
Payments of revolving credit facility	(110.0)	(153.0)
Payments of long-term debt	(16.9)	(16.9)
Payments for finance leases	(6.2)	(2.3)
Dividends paid	(40.6)	(37.1)
Payments of tax withholdings for share-based compensation plans, net of issuances	(8.1)	(4.4)
Payments of acquisition-related contingent consideration	(0.8)	-
Payments for treasury stock acquired	(79.4)	(40.0)
Net cash (used for) financing activities	(252.0)	(115.7)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.4)
Net increase in cash and cash equivalents	10.8	2.9
Cash and cash equivalents at beginning of year	79.3	70.8
Cash and cash equivalents at end of period	$90.1	$73.7
Supplemental cash flow disclosures:
Interest paid	$22.9	$28.8
Income tax payments, net	53.4	66.0
Amounts in accounts payable for capital expenditures	4.6	1.1
Purchases of property, plant and equipment through vendor financing	1.6	-

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2024. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the third quarter and first nine months of 2025 and 2024 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Acquisitions and Investments in Unconsolidated Affiliates

In September 2025, we acquired all of the issued and outstanding stock of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a leading Canadian designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

In December 2024, we acquired all of the issued and outstanding stock of A. Zahner Company (“Zahner”), based in Kansas City, Missouri. Zahner is a designer and manufacturer of exterior metal architectural solutions. The operations, assets and liabilities of Zahner are included in our Architectural Specialties segment.

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”) based in Salt Lake City, Utah, from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for a 19.5% ownership interest in Overcast (currently 19.2%), with future rights to increase our ownership interest. Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings and losses in Overcast are included in our Unallocated Corporate segment.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses,” which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. If elected, entities are required to apply the guidance on a prospective basis. The update is effective for interim and annual reporting periods beginning after December 15, 2025. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have to our results of operations, cash flows and financial condition.

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software,” which modernizes and clarifies the threshold entities apply to begin capitalizing development costs for internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have to our results of operations, cash flows and financial condition.

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

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to operating segments:

For the three months ended September 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$274.0	$151.2	$-	$425.2
Cost of goods sold	155.3	91.1	0.3	246.7
Gross profit (loss)	118.7	60.1	(0.3)	178.5
SG&A expenses	49.1	40.7	0.3	90.1
Loss related to change in fair value of contingent consideration	-	0.1	-	0.1
(Gain) on sales of fixed assets, net	(0.9)	-	-	(0.9)
Equity (earnings) loss from unconsolidated affiliates, net	(28.2)	-	0.2	(28.0)
Segment operating income (loss)	$98.7	$19.3	$(0.8)	$117.2

Depreciation and amortization	$21.6	$8.5	$-	$30.1
Purchases of property, plant and equipment	18.5	4.1	-	22.6

For the three months ended September 30, 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$258.0	$128.6	$-	$386.6
Cost of goods sold	146.5	75.5	0.5	222.5
Gross profit (loss)	111.5	53.1	(0.5)	164.1
SG&A expenses	43.6	33.9	0.1	77.6
Loss related to change in fair value of contingent consideration	0.1	0.1	-	0.2
Loss (gain) on sales and impairment of fixed assets, net	0.3	(0.1)	-	0.2
Equity (earnings) loss from unconsolidated affiliates, net	(25.5)	-	0.3	(25.2)
Segment operating income (loss)	$93.0	$19.2	$(0.9)	$111.3

Depreciation and amortization	$19.7	$6.4	$-	$26.1
Purchases of property, plant and equipment	15.9	3.5	-	19.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

For the nine months ended September 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$786.1	$446.4	$-	$1,232.5
Cost of goods sold	460.0	267.3	1.0	728.3
Gross profit (loss)	326.1	179.1	(1.0)	504.2
SG&A expenses	132.3	119.0	0.8	252.1
Loss related to change in fair value of contingent consideration	0.2	0.3	-	0.5
(Gain) loss on sales of fixed assets, net	(0.9)	0.1	-	(0.8)
Equity (earnings) loss from unconsolidated affiliates, net	(87.1)	-	0.6	(86.5)
Segment operating income (loss)	$281.6	$59.7	$(2.4)	$338.9

Depreciation and amortization	$64.5	$25.4	$-	$89.9
Purchases of property, plant and equipment	49.9	11.7	-	61.6

For the nine months ended September 30, 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$747.8	$330.2	$-	$1,078.0
Cost of goods sold	439.7	199.4	1.2	640.3
Gross profit (loss)	308.1	130.8	(1.2)	437.7
SG&A expenses	132.8	89.6	0.7	223.1
Loss related to change in fair value of contingent consideration	0.5	0.1	-	0.6
Loss on sales and impairment of fixed assets, net	0.3	-	-	0.3
Equity (earnings) loss from unconsolidated affiliates, net	(79.4)	-	0.7	(78.7)
Segment operating income (loss)	$253.9	$41.1	$(2.6)	$292.4

Depreciation and amortization	$59.3	$16.6	$-	$75.9
Purchases of property, plant and equipment	43.5	10.5	-	54.0

During the third quarter of 2025, we sold a parcel of land at a Mineral Fiber plant for total proceeds of $1.0 million, with a $0.9 million gain recorded upon sale.

During the third quarter of 2024, we sold our idled Mineral Fiber plant in St. Helens, Oregon for total proceeds of $9.4 million, with a $4.6 million gain recorded upon sale, and we recorded an impairment loss of $4.9 million within our Mineral Fiber segment upon classification of a parcel of undeveloped land adjacent to our corporate campus in Lancaster, Pennsylvania to assets held for sale. During the second quarter of 2024 we sold a building and related land of an Architectural Specialties design center in Chicago, Illinois for total proceeds of $2.1 million, with no gain or loss recorded upon sale.

The impact of these transactions was recorded within (gain) loss on sales and impairment of fixed assets, net on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

The following table reconciles our total segment operating income to earnings before income taxes. These items are measured and managed only on a consolidated basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total segment operating income	$117.2	$111.3	$338.9	$292.4
Interest expense	8.2	10.5	25.3	30.6
Other non-operating (income), net	(0.5)	(3.0)	(1.9)	(9.3)
Earnings before income taxes	$109.5	$103.8	$315.5	$271.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following tables present balance sheet information by operating segment:

As of September 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,082.1	$621.1	$190.2	$1,893.4
Investments in unconsolidated affiliates	27.3	-	4.0	31.3

As of December 31, 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,063.8	$602.2	$176.7	$1,842.7
Investments in unconsolidated affiliates	22.6	-	4.6	27.2

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

Distributors – represents net sales to commercial building materials distributors who re-sell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

Home centers – represents net sales to home center customers who re-sell our products through retail outlets. This category includes sales primarily to U.S. customers.

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

The following tables present net sales by major customer channel within our Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mineral Fiber	2025	2024	2025	2024
Distributors	$205.0	$188.7	$585.2	$542.9
Home centers	26.6	26.7	78.6	82.2
Direct customers	15.6	15.7	47.6	45.4
Other	26.8	26.9	74.7	77.3
Total	$274.0	$258.0	$786.1	$747.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Architectural Specialties	2025	2024	2025	2024
Distributors	$67.3	$59.5	$191.6	$168.8
Direct customers	76.7	63.1	235.0	146.8
Other	7.2	6.0	19.8	14.6
Total	$151.2	$128.6	$446.4	$330.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 4. ACQUISITIONS

Geometrik

In September 2025, we acquired the issued and outstanding shares of Geometrik for a purchase price of $7.5 million, plus additional contingent consideration payable upon the achievement of certain future performance obligations in 2027 and 2028 not to exceed $1.5 million. The purchase price is subject to customary post-closing adjustments for working capital. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.3 million at the acquisition date, resulting in an initial purchase price of $7.8 million. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $1.7 million, resulting in $6.1 million of goodwill. Included in net tangible assets acquired were operating right of use (“ROU”) assets and lease liabilities with a fair value of $3.8 million. Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Zahner

In December 2024, we acquired the issued and outstanding shares of Zahner for $30.0 million, net of $16.0 million of cash acquired. During the second quarter of 2025, the purchase price for Zahner was reduced by $0.8 million based on customary net working capital adjustments. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $17.9 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $10.9 million, property, plant and equipment of $10.4 million, operating ROU assets and lease liabilities of $2.9 million, finance ROU assets and lease liabilities of $8.9 million and accounts payable and accrued liabilities of $19.7 million. The total fair value of identifiable intangible assets acquired was $16.1 million, resulting in $11.2 million of goodwill. The following table summarizes the fair values of identifiable intangible assets acquired, and their estimated useful lives:

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

Consolidated Financial Information

Goodwill from the Geometrik, Zahner and 3form acquisitions relates to many factors, including the technical competencies and capabilities of the acquired workforce and our strategic intent to integrate and leverage those competencies and capabilities to advance and expand our portfolio of solutions and offerings. The acquired goodwill associated with the Zahner and 3form acquisitions are deductible for tax purposes.

The following table summarizes the Geometrik, Zahner and 3form results included in our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$39.3	$23.2	$125.4	$39.9
Operating income (1)	2.3	0.5	10.5	0.6

(1)
For the three and nine months ended September 30, 2025, operating income included depreciation and amortization of $3.8 million and $12.0 million, respectively. For the three and nine months ended September 30, 2024, operating income included depreciation and amortization of $2.5 million and $4.4 million, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Pro forma Financial Information

The following table summarizes aggregate unaudited as reported and pro forma information assuming the acquisitions of Geometrik, Zahner and 3form had occurred on January 1, 2024. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets. The unaudited pro forma results do not include any expected benefits from the Geometrik, Zahner and 3form acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales, pro forma	$426.5	$423.8	$1,235.7	$1,199.9
Net sales, as reported	425.2	386.6	1,232.5	1,078.0
Earnings before income taxes, pro forma	109.9	104.3	316.3	275.3
Earnings before income taxes, as reported	109.5	103.8	315.5	271.1

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2025	December 31, 2024
Customer receivables	$155.5	$133.0
Miscellaneous receivables	7.2	4.9
Less allowance for warranties, discounts and losses	(4.9)	(3.5)
Accounts and notes receivable, net	$157.8	$134.4

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

NOTE 6. INVENTORIES

	September 30, 2025	December 31, 2024
Finished goods	$66.1	$60.4
Goods in process	11.4	7.4
Raw materials and supplies	72.4	68.5
Less LIFO reserves	(26.4)	(26.5)
Total inventories, net	$123.5	$109.8

NOTE 7. OTHER CURRENT ASSETS

	September 30, 2025	December 31, 2024
Prepaid expenses	$19.8	$19.8
Fair value of derivative assets	-	0.3
Other	0.5	1.4
Total other current assets	$20.3	$21.5

NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates include our 50% equity interest in Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc., and our 19.2% equity interest in Overcast. Both the WAVE joint venture and Overcast investment are reflected within our Condensed Consolidated Financial Statements using the equity method of accounting. WAVE is reflected as a component of our Mineral Fiber segment while Overcast is included as a component of our Unallocated Corporate segment.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
WAVE	$(28.2)	$(25.5)	$(87.1)	$(79.4)
Overcast	0.2	0.3	0.6	0.7
Equity (earnings) from unconsolidated affiliates, net	$(28.0)	$(25.2)	$(86.5)	$(78.7)

The following table presents condensed financial statement data for WAVE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$125.9	$122.6	$390.0	$374.5
Gross profit	76.6	72.5	238.4	225.3
Net earnings	57.9	52.9	179.6	165.1

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table presents amounts related to our goodwill and intangible assets as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	5-20 years	$192.9	$169.1	$194.7	$163.9
Developed technology	10-20 years	110.0	87.4	114.8	85.9
Trademarks and brand names	3-20 years	23.6	5.4	23.6	4.3
Software	5-7 years	19.7	10.3	19.7	7.8
Non-compete agreements	3-5 years	12.6	7.6	15.9	5.6
Other	Various	7.1	2.1	9.0	0.5
Total		$365.9	$281.9	$377.7	$268.0
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.6		345.3
Total intangible assets		$711.5		$723.0

Goodwill	Indefinite	$214.4		$203.2

The increase in goodwill as of September 30, 2025 compared to December 31, 2024 was due to changes in the purchase price allocation for Zahner, and the acquisition of Geometrik, net of foreign exchange movements.

The following table presents the amortization expense related to our intangible assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization expense	$6.1	$5.2	$19.3	$14.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 10. OTHER NON-CURRENT ASSETS

	September 30, 2025	December 31, 2024
Cash surrender value of company-owned life insurance policies	$36.0	$37.6
Investment in employee deferred compensation plans	11.9	11.0
Other	0.3	1.5
Total other non-current assets	$48.2	$50.1

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2025	December 31, 2024
Payables, trade and other	$107.0	$105.8
Deferred revenue	37.0	26.6
Employment costs	33.9	42.4
Current portion of pension and postretirement liabilities	7.2	7.2
Acquisition-related contingent consideration	1.1	1.5
Other	32.5	31.8
Total accounts payable and accrued expenses	$218.7	$215.3

NOTE 12. INCOME TAX EXPENSE

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act” (“OBBBA”), resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions. Our federal income tax expense for the third quarter and nine months ended September 30, 2025 reflects the impact of the OBBBA, which resulted in an immaterial impact to our effective tax rate and a reduction in our federal cash taxes paid.

The following table presents our effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Earnings before income taxes	$109.5	$103.8	$315.5	$271.1
Income tax expense	23.2	26.9	72.3	68.4
Effective tax rate	21.2%	25.9%	22.9%	25.2%

The decrease in the effective tax rate for the third quarter and first nine months of 2025, in comparison to the same periods in 2024, was primarily due to the benefits recognized from statute closures and federal investment tax credits.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $950.0 million variable rate senior secured credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of September 30, 2025 and December 31, 2024, the principal balance of our Term Loan A was $410.6 million and $427.5 million, respectively. As of September 30, 2025, we had no borrowings outstanding under our revolving credit facility. As of December 31, 2024, borrowings outstanding under our revolving credit facility were $100.0 million. We also have a $25.0 million bi-lateral letter of credit facility.

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

	September 30, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Other Commitments

In the ordinary course of business, and primarily due to our December 2024 acquisition of Zahner, we provide corporate guarantees and obtain surety bonds in support of underlying contractual commitments to our customers. As of September 30, 2025 and December 31, 2024, there were $32.1 million and $21.9 million, respectively, of outstanding surety bonds associated with custom manufacturing projects that were issued by reputable surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. We believe the risk of financial loss associated with our outstanding guarantees and surety bonds is remote and as such, have recorded no liability associated with such commitments on our Condensed Consolidated Balance Sheets.

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S. defined benefit plans:
Pension benefits
Service cost of benefits earned during the period	$0.5	$0.6	$1.7	$1.8
Interest cost on projected benefit obligation	4.1	4.2	12.4	12.6
Expected return on plan assets	(5.6)	(6.0)	(16.8)	(18.2)
Amortization of net actuarial loss	1.4	1.3	4.1	3.9
Net periodic pension cost	$0.4	$0.1	$1.4	$0.1
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.5	$0.6	$1.5	$1.6
Amortization of prior service credit	-	(0.1)	(0.1)	(0.2)
Amortization of net actuarial gain	(0.5)	(2.2)	(1.3)	(6.4)
Net periodic postretirement (credit) cost	$-	$(1.7)	$0.1	$(5.0)

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2025 and 2024.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities, net:
Total long-term debt, including current portion	$(408.9)	$(408.9)	$(525.1)	$(525.1)
Interest rate swap contracts	(3.8)	(3.8)	(1.5)	(1.5)
Acquisition-related contingent consideration	(2.5)	(2.5)	(3.2)	(3.2)

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based on data for our Term Loan A debt provided by a major financial institution. The fair value estimates for interest rate swap contracts were estimated with the assistance of an independent, third-party valuation expert and verified by obtaining quotes from major financial institutions. The fair value estimates for acquisition-related contingent consideration liabilities that are payable based on performance were measured primarily through the use of a Monte Carlo simulation by an independent, third-party specialist.

As of September 30, 2025 and December 31, 2024, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to the September 2025 acquisition of Geometrik, the October 2023 acquisition of Insolcorp, LLC (“Insolcorp”) and the July 2023 acquisition of BOK Modern, LLC (“BOK”) that will be paid upon the final achievement of certain financial and performance milestones. As of September 30, 2025 and December 31, 2024, acquisition-related contingent consideration liabilities of $1.1 million and $1.5 million, respectively, related to the financial and performance milestones for the BOK acquisition and were classified as accounts payable and other accrued expenses on our Condensed Consolidated Balance Sheets. As of September 30, 2025, acquisition-related contingent consideration liabilities of $1.4 million related to the future financial and performance milestones for the Geometrik and Insolcorp acquisitions were classified as long-term liabilities on our Condensed Consolidated Balance Sheets. As of December 31, 2024, acquisition-related contingent consideration liabilities of $1.7 million related to financial and performance milestones for the Insolcorp and BOK acquisitions were classified as long-term liabilities on our Condensed Consolidated Balance Sheets.

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

The liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets are summarized below:

	September 30, 2025		December 31, 2024
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Liabilities, net:
Interest rate swap contracts	$(3.8)	$-	$(1.5)	$-
Acquisition-related contingent consideration	-	(2.5)	-	(1.7)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Acquisition-related contingent consideration of $2.5 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively, was measured with the use of significant unobservable inputs, which included financial projections over respective earn-out periods, the volatility of the underlying financial metrics and estimated discount rates. Excluded from the above table were $1.5 million of acquisition-related contingent consideration liabilities outstanding as of December 31, 2024 related to the final achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition.

The following table summarizes the weighted average of the significant unobservable inputs as of September 30, 2025:

	Geometrik	Insolcorp	BOK
Unobservable input
Volatility	23.3%	25.0%	29.4%
Discount rates	3.5%	3.8%	3.8%

The changes in fair value of the acquisition-related contingent consideration liabilities for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fair value of contingent consideration as of beginning of period	$2.1	$2.0	$3.2	$1.6
Cash consideration paid	-	-	(1.5)	-
Acquisition date fair value of contingent consideration	0.3	-	0.3	-
Loss related to change in fair value of contingent consideration	0.1	0.2	0.5	0.6
Fair value of contingent consideration as of end of period	$2.5	$2.2	$2.5	$2.2

During the nine months ended September 30, 2025, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. The additional cash consideration paid was classified as cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.

During the three and nine months ended September 30, 2025 and 2024, changes in fair value were primarily due to changes in financial projections over each entity’s earn-out periods, changes in valuation inputs and the impact of foreign exchange movements. All changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements and excluding foreign exchange movements were recorded as a component of SG&A expenses in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Interest Rate Risk

We utilize interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in Secured Overnight Financing Rate (“SOFR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of September 30, 2025:

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

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2025 and December 31, 2024. We did not have any derivative assets or liabilities not designated as hedging instruments as of September 30, 2025 or December 31, 2024. The derivative asset amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swap contracts	Other current assets	$-	$0.3	Accounts payable and accrued expenses	$0.5	$0.3
				Other long-term liabilities	3.3	1.5

	Amount of (Loss) Recognized in AOCL		Location of Gain	Gain Reclassified from AOCL into Net Earnings
	Nine Months Ended		Reclassified from	Three Months Ended		Nine Months Ended
	September 30,		AOCL into	September 30,		September 30,
	2025	2024	Net Earnings	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(1.7)	$(1.9)	Interest expense	$0.1	$1.4	$0.5	$4.7

As of September 30, 2025, the amount of existing net losses in Accumulated Other Comprehensive Loss (“AOCL”) expected to be recognized in net earnings over the next twelve months was $1.8 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $582.8 million remaining under the Board’s repurchase authorization as of September 30, 2025.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

During the three months ended September 30, 2025, we repurchased 0.1 million shares under the Program for a total cost of $27.0 million, excluding commissions and taxes, or an average price of $181.19 per share. During the nine months ended September 30, 2025, we repurchased 0.5 million shares under the Program for a total cost of $79.0 million, excluding commissions and taxes, or an average price of $156.22 per share. Since inception and through September 30, 2025, we have repurchased 15.1 million shares under the Program for a total cost of $1,117.2 million, excluding commissions and taxes, or an average price of $73.74 per share.

Dividends

In February, April and July 2025, our Board of Directors declared $0.308 per share quarterly dividends, which were paid to shareholders in March, May and August 2025, respectively. On October 22, 2025, our Board of Directors declared a $0.339 per share quarterly dividend to be paid in November 2025.

Accumulated Other Comprehensive (Loss)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, June 30, 2025	$(0.4)	$(2.9)	$(105.6)	$(108.9)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.2, $(0.1), $- and $0.1	(0.9)	0.1	-	(0.8)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.1)	0.6	0.5
Net current period other comprehensive (loss) income	(0.9)	-	0.6	(0.3)
Balance, September 30, 2025	$(1.3)	$(2.9)	$(105.0)	$(109.2)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(0.2), $0.3, $- and $0.1	0.9	(1.4)	-	(0.5)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.4)	1.9	1.5
Net current period other comprehensive income (loss)	0.9	(1.8)	1.9	1.0
Balance, September 30, 2025	$(1.3)	$(2.9)	$(105.0)	$(109.2)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (Loss) (1) (2)	Pension and Postretirement Adjustments (1) (2)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, June 30, 2024	$(0.2)	$1.2	$(107.5)	$(106.5)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $-, $1.5, $0.2 and $1.7	0.3	(4.7)	(0.4)	(4.8)
Amounts reclassified from accumulated other comprehensive (loss)	-	(1.0)	(0.6)	(1.6)
Net current period other comprehensive income (loss)	0.3	(5.7)	(1.0)	(6.4)
Balance, September 30, 2024	$0.1	$(4.5)	$(108.5)	$(112.9)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Foreign Currency Translation Adjustments (1)	Derivative Gain (Loss) (1) (2)	Pension and Postretirement Adjustments (1) (2)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2023	$1.0	$0.5	$(106.2)	$(104.7)
Other comprehensive (loss) before reclassifications, net of tax benefit of $0.1, $0.5, $0.2 and $0.8	(0.9)	(1.4)	(0.4)	(2.7)
Amounts reclassified from accumulated other comprehensive (loss)	-	(3.6)	(1.9)	(5.5)
Net current period other comprehensive (loss)	(0.9)	(5.0)	(2.3)	(8.2)
Balance, September 30, 2024	$0.1	$(4.5)	$(108.5)	$(112.9)

(1)
Amounts are net of tax.
(2)
Amounts include our 50% share of AOCL components from our WAVE joint venture.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item in the Condensed Consolidated Statements of Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,		and Comprehensive
	2025	2024	2025	2024	Income
Derivative Adjustments:
Interest rate swap contracts, before tax	$(0.1)	$(1.4)	$(0.5)	$(4.7)	Interest expense
Tax impact	-	0.4	0.1	1.1	Income tax expense
Total (income), net of tax	(0.1)	(1.0)	(0.4)	(3.6)

Pension and Postretirement Adjustments:
Amortization of prior service credit	-	(0.1)	(0.1)	(0.2)	Other non-operating (income), net
Amortization of net actuarial loss (gain)	0.9	(0.9)	2.8	(2.5)	Other non-operating (income), net
Total loss (income), before tax	0.9	(1.0)	2.7	(2.7)
Tax impact	(0.3)	0.4	(0.8)	0.8	Income tax expense
Total loss (income), net of tax	0.6	(0.6)	1.9	(1.9)
Total reclassifications for the period	$0.5	$(1.6)	$1.5	$(5.5)

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (“Operable Unit 1”). After completing an investigation of Operable Unit 1 and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. The Operable Unit 1 final report was submitted to the EPA in October 2016, the EPA approved the final report in November 2016 and a Post-Removal Control Plan was submitted to the EPA in March 2017. AWI has been conducting operation and maintenance activities of the completed remedy since 2017 consistent with the approved Post-Removal Control Plan.

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

In June 2021, the PRPs submitted a Site Characterization Summary Report (“SCSR”) for Operable Unit 2 to the EPA. The purpose of the SCSR was to demonstrate that the available data for Operable Unit 2 was adequate for the risk assessment and for the development of remedial action objectives. In the second half of 2022, the EPA and the PRPs agreed to separate all non-groundwater aspects of the site, and the groundwater investigation is ongoing. In August 2022, the PRPs submitted a Human Health Baseline Risk Assessment to the EPA, and in December 2022, the PRPs submitted a final Baseline Ecological Risk Assessment for all non-groundwater aspects of Operable Unit 2 to the EPA. Both risk assessments served as exhibits to the Remedial Investigation Report (“RIR”), which the EPA approved in July 2023.

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

Elizabeth City, North Carolina

This site is a former cabinet manufacturing facility that from 1977 until 1996 was operated by Triangle Pacific Corporation, which became Armstrong Wood Products, Inc. (“AWP”), and is now known as AHF Products, LLC. The site was formerly owned by the U.S. Navy (“Navy”) and Westinghouse, which was purchased by Paramount, a Skydance Corporation (“Paramount”) (then known as CBS Corporation). We assumed ownership of the site when we acquired the stock of AWP in 1998. Prior to our acquisition, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally in costs associated with investigation and potential remediation. In 2000, AWP and Paramount entered into an Administrative Order on Consent to conduct an RI/FS with the EPA for the site.

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

Summary of Financial Position

Total liabilities of $4.1 million and $4.6 million as of September 30, 2025 and December 31, 2024, respectively, were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of September 30, 2025 and December 31, 2024, $4.1 million and $4.2 million, respectively, of environmental liabilities were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2024, $0.4 million of environmental liabilities was reflected within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, we recorded additional reserves for potential environmental liabilities of $0.1 million. During the three and nine months ended September 30, 2024, we recorded $0.1 million and $4.1 million of additional reserves for potential environmental liabilities, of which $2.5 million was offset through a release of our remaining environmental

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

insurance recoveries in excess of cumulative expenses and $1.6 million was recorded as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

NOTE 19. NET EARNINGS PER SHARE

Net earnings attributable to common shares used in our basic and diluted net Earnings Per Share (“EPS”) calculations for the three and nine months ended September 30, 2025 and 2024, were equal to net earnings on our Condensed Consolidated Statements of Earnings and Comprehensive Income. EPS components may not add due to rounding.

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2025 and 2024 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic shares outstanding	43.2	43.7	43.4	43.8
Dilutive effect of common stock equivalents	0.4	0.2	0.3	0.2
Diluted shares outstanding	43.6	43.9	43.7	44.0

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and nine months ended September 30, 2025 were 261 and 19,439, respectively. Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three and nine months ended September 30, 2024 were 128 and 11,660, respectively.

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

OVERVIEW

AWI is an Americas leader in the design and manufacture of innovative interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass, metal, felt, wood, architectural resin and glass, wood fiber and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Enterprises, Inc. called Worthington Armstrong Venture (“WAVE”).

Acquisitions and Investments in Unconsolidated Affiliates

In September 2025, we acquired all of the issued and outstanding stock of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a leading Canadian designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

In December 2024, we acquired all of the issued and outstanding stock of A. Zahner Company (“Zahner”), based in Kansas City, Missouri. Zahner is a designer and manufacturer of exterior metal architectural solutions. The operations, assets and liabilities of Zahner are included in our Architectural Specialties segment.

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”) based in Salt Lake City, Utah, from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we acquired a 19.5% ownership interest in Overcast (currently 19.2%), with future rights to increase our ownership interest. Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings and losses in Overcast are included in our Unallocated Corporate segment.

Manufacturing Plants

As of September 30, 2025, we operated 21 manufacturing plants, including 18 plants located within the U.S. and three plants in Canada.

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

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, wood, architectural resin and glass, wood fiber and glass-reinforced-gypsum in

Management’s Discussion and Analysis of Financial Condition and Results of Operations

various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy conservation and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold primarily to resale distributors and direct customers, primarily ceiling systems contractors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Markets. We compete in the building products markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, gross domestic product, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits, and retail sales. The Company continues to monitor the impacts of recently implemented and announced tariffs and geopolitical events, including but not limited to, conflicts in Ukraine and the Middle East, neither of which had a material direct impact on our financial condition, liquidity or results of operations in the first nine months of 2025 or 2024. In September 2025, GMS, Inc., one of our largest distributor customers, was acquired by The Home Depot, Inc. In August 2025, Lowe’s Companies, Inc., announced that it had entered into a definitive agreement to acquire Foundation Building Materials, Inc., another one of our largest distributor customers. This acquisition activity continues a trend of customer consolidation within the building products markets of the Americas referenced in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and had no impact on our financial condition, liquidity or results of operations in the first nine months of 2025.

Several factors and trends within our markets affected our business performance during the three and nine months ended September 30, 2025 compared to the same periods in 2024, most notably an increase in net sales due to our December 2024 acquisition of Zahner and April 2024 acquisition of 3form. The increase in net sales attributable to the Geometrik acquisition was not material. For the three months ended September 30, 2025, sales volumes increased $24 million compared to the same period in 2024, with the Zahner and 3form acquisitions contributing $16 million to net sales. Also contributing to the increase in net sales was a $7 million increase in organic Architectural Specialties net sales and a $2 million increase in net sales due to higher sales volumes in our Mineral Fiber segment. For the nine months ended September 30, 2025, sales volumes increased $111 million compared to the same period in 2024 driven primarily by an $86 million increase in net sales from the Zahner and 3form acquisitions. Also contributing to the increase in net sales for the nine months ended September 30, 2025 was a $30 million increase in organic Architectural Specialties net sales, partially offset by a $5 million decrease in net sales due to lower sales volumes in our Mineral Fiber segment.

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

Favorable AUV increased our total consolidated net sales for the three and nine months ended September 30, 2025 by approximately $14 million and $43 million, respectively, compared to the same periods in 2024. Our Architectural Specialties segment revenues are primarily generated by individual contracts that include a mix of products, both manufactured by us and sourced from third parties, which varies by project. As such, we do not track AUV performance for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first quarter and third quarter of 2025, we implemented price increases on Mineral Fiber ceiling products. During the first and second quarters of 2025, WAVE implemented price increases on grid products. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of tariffs, the rate and pace of inflation and its impact on our business and the competitive environment.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, natural gas and packaging materials also represent significant input costs. Fluctuations in the prices of these inputs impact our financial results. During the three and nine months ended September 30, 2025, higher energy and raw material costs negatively impacted operating income by $1 million and $3 million, respectively, compared to the same periods in 2024.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of Geometrik in September 2025, 3form in April 2024, Insolcorp, LLC (“Insolcorp”) in October 2023 and BOK Modern, LLC (“BOK”) in July 2023, we recorded certain acquisition-related expenses and losses to operating income during the three and nine months ended September 30, 2025 and 2024, summarized as follows (dollar amounts in millions):

	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed
	September 30,		September 30,		Consolidated Statements of Earnings and
	2025	2024	2025	2024	Comprehensive Income
Inventory	$-	$-	$-	$0.3	Cost of goods sold
Acquisition costs	0.5	-	0.5	1.0	SG&A expenses
Loss related to change in fair value of contingent consideration	0.1	0.2	0.5	0.6	Loss related to change in fair value of contingent consideration
Negative impact to operating income	$0.6	$0.2	$1.0	$1.9

The inventory amount above reflects the post-acquisition expenses associated with recording inventory at fair value as part of purchase accounting for the 3form acquisition. Acquisition costs above reflect certain contingent third-party professional fees incurred due to the Geometrik and 3form acquisitions. The change in fair value of contingent consideration was related to our Geometrik, Insolcorp and BOK acquisitions and is remeasured quarterly during each acquisition's earn-out periods. See Note 15 to the Condensed Consolidated Financial Statements for further information. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of September 30, 2025 and December 31, 2024, we had approximately 3,800 and 3,600 full-time and part-time employees, respectively.

RESULTS OF OPERATIONS

See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended September 30,
Total consolidated net sales	$425.2	$386.6	10.0%
Operating income	$117.2	$111.3	5.3%

Nine Months Ended September 30,
Total consolidated net sales	$1,232.5	$1,078.0	14.3%
Operating income	$338.9	$292.4	15.9%

Consolidated net sales for the third quarter of 2025 increased 10.0% from the prior-year period due to higher volumes of $24 million and favorable AUV of $14 million. Architectural Specialties net sales increased $23 million and Mineral Fiber net sales increased $16

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million from the prior-year period. Architectural Specialties segment net sales improved due to a $16 million contribution from the acquisitions of Zahner and 3form and a $7 million increase in organic net sales. The increase in Mineral Fiber net sales was primarily driven by favorable AUV and modestly improved sales volumes.

Consolidated net sales for the first nine months of 2025 increased 14.3% over the prior-year period due to higher volumes of $111 million and favorable AUV of $43 million. Architectural Specialties net sales increased $116 million and Mineral Fiber net sales increased $38 million over the prior-year period. Architectural Specialties segment net sales improved primarily due to an $86 million contribution from the acquisitions of Zahner and 3form and a $30 million increase in organic net sales. The increase in Mineral Fiber net sales was driven by favorable AUV, partially offset by lower sales volumes.

Cost of goods sold in the third quarter of 2025 was 58.0% of net sales, compared to 57.6% for the same period in 2024. Cost of goods sold in the first nine months of 2025 was 59.1% of net sales, compared to 59.4% for the same period in 2024. The year-over-year increase in cost of goods sold as a percent of net sales for the third quarter of 2025 was primarily driven by increased manufacturing costs, partially offset by favorable AUV benefits and improved manufacturing productivity. The year-over-year decrease in cost of goods sold as a percent of net sales for the first nine months of 2025 was primarily driven by favorable AUV benefits and improved manufacturing productivity, partially offset by increased manufacturing costs. To a lesser extent, favorable inventory valuation impacts also contributed to the year-over-year decrease in cost of goods sold as a percent of net sales for the first nine months of 2025 compared to the same period in 2024.

SG&A expenses in the third quarter of 2025 were $90.1 million, or 21.2% of net sales, compared to $77.6 million, or 20.1% of net sales, for the same period in 2024. The increase in SG&A expenses was primarily driven by a $4 million increase related to the acquisitions of Zahner and 3form, a $3 million increase in incentive compensation, a $2 million increase in Architectural Specialties selling expenses driven primarily by higher net sales as well as additional investments in selling capabilities, a $1 million increase in depreciation and amortization expense and a $1 million decrease in company-owned officer life insurance gains related to deferred compensation plans.

SG&A expenses in the first nine months of 2025 were $252.1 million, or 20.5% of net sales, compared to $223.1 million, or 20.7% of net sales, for the same period in 2024. The year-over-year increase in SG&A expenses was primarily driven by a $24 million increase related to the acquisitions of Zahner and 3form, a $4 million increase in Architectural Specialties selling expenses driven primarily by higher net sales as well as additional investments in selling capabilities and a $3 million increase in incentive compensation. These increases were partially offset by a $2 million increase in company-owned officer life insurance gains related to deferred compensation plans and a prior-period increase in reserves for environmental remediation matters of $2 million that did not recur in the current period.

Losses related to changes in the fair value of contingent consideration were $0.1 million in the third quarter of 2025, compared to $0.2 million for the third quarter of 2024, and $0.5 million in the first nine months of 2025, compared to $0.6 million for the same period in 2024. Losses were related to our Insolcorp and BOK acquisitions. See Note 15 to the Condensed Consolidated Financial Statements for further information.

During the three and nine months ended September 30, 2025, we recorded $0.9 million and $0.8 million, respectively, of net gains on sales of fixed assets. During the same periods in 2024, we recorded $0.2 million and $0.3 million, respectively, of net losses on sales and impairment of fixed assets. During the third quarter of 2025, we recorded a $0.9 million gain on the sale of a parcel of land at a Mineral Fiber plant. During the third quarter of 2024, we recorded a $4.9 million impairment charge for undeveloped land adjacent to our Corporate headquarters. Also in the third quarter of 2024, we recorded a $4.6 million gain on the sale of our idled Mineral Fiber plant in St. Helens, Oregon.

Equity earnings from unconsolidated subsidiaries were $28.0 million in the third quarter of 2025, compared to $25.2 million in the third quarter of 2024, and were $86.5 million in the first nine months of 2025, compared to $78.7 million in the same period in 2024. WAVE equity earnings were $28.2 million in the third quarter of 2025, compared to $25.5 million in the third quarter of 2024, and $87.1 million in the first nine months of 2025, compared to $79.4 million in the same period of 2024. The year-over-year increases in WAVE equity earnings for the third quarter and first nine months of 2025 were primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $8.2 million in the third quarter of 2025, compared to $10.5 million in the third quarter of 2024, and $25.3 million in the first nine months of 2025, compared to $30.6 million in the first nine months of 2024. The decreases in interest expense for the third quarter and first nine months of 2025, in comparison to the same periods in 2024, were primarily due to lower average debt balances.

Other non-operating income, net, was $0.5 million in the third quarter of 2025 compared to $3.0 million in the third quarter of 2024, and $1.9 million in the first nine months of 2025 compared to $9.3 million in the first nine months of 2024. The decreases in other non-operating income, net, for the third quarter and first nine months of 2025, in comparison to the same periods in 2024, were primarily driven by the non-service cost components of pension and postretirement net periodic benefit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $23.2 million in the third quarter of 2025 compared to $26.9 million in the third quarter of 2024. The effective tax rate for the third quarter of 2025 was 21.2% compared to 25.9% for the same period of 2024. Income tax expense was $72.3 million in the first nine months of 2025 compared to $68.4 million in the first nine months of 2024. The effective tax rate for the first nine months of 2025 was 22.9% compared to 25.2% for the same period of 2024. The decreases in the effective tax rates for the third quarter and first nine months of 2025, in comparison to the same periods in 2024, were primarily due to the benefits recognized from statute closures and federal investment tax credits.

Total Other Comprehensive Loss (“OCL”) was $0.3 million in the third quarter of 2025 compared to total OCL of $6.4 million in the third quarter of 2024. Total Other Comprehensive Income (“OCI”) was $1.0 million in the first nine months of 2025 compared to OCL of $8.2 million in the first nine months of 2024. The decrease in OCL for the third quarter of 2025 compared to the same period in 2024 was due to a decrease in interest rate swap derivative losses and favorable pension and postretirement adjustments, partially offset by unfavorable foreign currency translation adjustments. The change from OCL to OCI for the first nine months of 2025 compared to the same period for 2024 was due to favorable pension and postretirement adjustments, a decrease in interest rate swap derivative losses, and an increase in income from foreign currency translation adjustments. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Foreign currency translation adjustments in 2025 and 2024 were driven primarily by changes in the Canadian dollar relative to the U.S. dollar. Pension and postretirement adjustments represent the amortization of actuarial gains and losses related to our defined benefit pension and postretirement plans. Derivative losses represent the mark-to-market value fair adjustments for our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive (Loss).

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended September 30,
Total segment net sales	$274.0	$258.0	6.2%
Operating income	$98.7	$93.0	6.1%

Nine Months Ended September 30,
Total segment net sales	$786.1	$747.8	5.1%
Operating income	$281.6	$253.9	10.9%

Mineral Fiber net sales increased $16 million in the third quarter of 2025 compared to the prior-year quarter due to $14 million of favorable AUV and $2 million of higher sales volumes. The improvement in AUV was due to favorable like-for-like price, with a modest contribution from mix. The increased volumes and favorable mix were driven by our strong execution, along with benefits from our growth initiatives.

For the first nine months of 2025, net sales increased $38 million from the prior-year period, primarily due to $43 million of favorable AUV, partially offset by lower sales volumes of $5 million. The improvement in AUV was due to favorable like-for-like price and, to a lesser extent, favorable mix. Our strong execution and benefits from growth initiatives contributed to positive volume and mix growth, partially offset by a decrease in volumes driven by home centers and Latin America.

Cost of goods sold during the three months ended September 30, 2025 was $155 million, or 56.7% of net sales, compared to $147 million, or 56.8% of net sales, in the prior-year period. Gross profit increased $7 million, or 6.5%, compared to the prior-year period due to a $9 million benefit from favorable AUV and a $1 million benefit from higher sales volumes, partially offset by a $3 million increase in manufacturing costs.

Cost of goods sold during the nine months ended September 30, 2025 was $460 million, or 58.5% of net sales, compared to $440 million, or 58.8% of net sales, in the prior-year period. Gross profit increased $18 million, or 5.8%, compared to the prior-year period due to a $25 million benefit from favorable AUV, partially offset by a $3 million negative impact from lower sales volumes and a $4 million increase in manufacturing costs.

SG&A expenses during the three months ended September 30, 2025 were $49 million, or 17.9% of net sales, compared to $44 million, or 16.9% of net sales, in the prior-year period. The year-over-year increase in SG&A expenses was primarily driven by a $2 million increase in incentive compensation, a $1 million increase in depreciation and amortization expense and a $1 million decrease in company-owned officer life insurance gains related to deferred compensation plans.

SG&A expenses during the nine months ended September 30, 2025 were $132 million, or 16.8% of net sales, compared to $133 million, or 17.8% of net sales, in the prior-year period. The year-over-year decrease in SG&A expenses was primarily driven by a $2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million increase in company-owned officer life insurance gains related to deferred compensation plans and a prior period increase in reserves for environmental remediation matters of $2 million that did not recur in the current period. These decreases were partially offset by a $3 million increase in incentive compensation.

Equity earnings from our WAVE joint venture were $28.2 million in the three months ended September 30, 2025, compared to $25.5 million in the prior-year period. Equity earnings from our WAVE joint venture were $87.1 million in the first nine months of 2025, compared to $79.4 million in the prior-year period. The year-over-year increases in WAVE earnings for the third quarter and first nine months of 2025 were primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes.

Architectural Specialties

(dollar amounts in millions)

	2025	2024	Change is Favorable
Three Months Ended September 30,
Total segment net sales	$151.2	$128.6	17.6%
Operating income	$19.3	$19.2	0.5%

Nine Months Ended September 30,
Total segment net sales	$446.4	$330.2	35.2%
Operating income	$59.7	$41.1	45.3%

Net sales increased $23 million in the third quarter of 2025 compared to the same period in 2024, driven primarily by a $16 million increase from the acquisitions of Zahner and 3form, in addition to a $7 million increase in organic net sales driven by strong growth across most of our specialty product categories.

For the first nine months of 2025, net sales improved by $116 million from the prior-year period, primarily due to an $86 million increase from the acquisitions of Zahner and 3form, in addition to a $30 million increase in organic net sales driven by strong growth across most of our specialty product categories.

Cost of goods sold during the three months ended September 30, 2025 was $91 million, or 60.3% of net sales, compared to $76 million, or 58.7% of net sales, in the prior-year period. The increase in costs of goods sold as a percentage of net sales was driven primarily by an increase in manufacturing costs within our organic business, partially offset by improved custom project margins. Gross profit increased $7 million, or 13.2%, compared to the prior-year period due primarily to a $6 million benefit from the acquisitions of Zahner and 3form.

Cost of goods sold during the nine months ended September 30, 2025 was $267 million, or 59.9% of net sales, compared to $199 million, or 60.4% of net sales, in the prior-year period. Gross profit increased $48 million, or 36.9%, compared to the prior-year period. The acquisitions of Zahner and 3form contributed a $34 million benefit to gross profit, with the remaining increase driven by improved custom project margins and operating leverage.

SG&A expenses in the three months ended September 30, 2025 were $41 million, or 26.9% of net sales, compared to $34 million, or 26.4% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by a $4 million increase related to the acquisitions of Zahner and 3form and a $2 million increase in selling expenses driven primarily by higher net sales as well as additional investments in selling capabilities.

SG&A expenses in the first nine months of 2025 were $119 million, or 26.7% of net sales, compared to $90 million, or 27.1% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by a $24 million increase related to the acquisitions of Zahner and 3form and a $4 million increase in selling expenses driven primarily by higher net sales as well as additional investments in selling capabilities.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the third quarter of 2025 and 2024. Unallocated Corporate operating loss was $2 million in the first nine months of 2025 and $3 million in the first nine months of 2024.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for the first nine months of 2025 provided $245.5 million, compared to $180.2 million for the first nine months of 2024. The favorable change in cash from operating activities was primarily due to higher cash earnings compared to the prior-year period, including a benefit from a decrease in income taxes paid due to the impact of 2025 Federal tax reform.

Net cash provided by investing activities was $16.8 million in the first nine months of 2025, compared to $61.2 million used for investing activities in the first nine months of 2024. The favorable change in cash from investing activities in the first nine months of 2025 compared to the same period in 2024 was primarily due to $94 million of cash paid for the 3form acquisition in 2024 and an increase in dividends from WAVE, partially offset by a decrease in proceeds from the sale of fixed assets and an increase in purchases of property, plant and equipment.

Net cash used for financing activities was $252.0 million in the first nine months of 2025, compared to $115.7 million cash used in the first nine months of 2024. The unfavorable change in cash used for financing activities was primarily due to increased debt repayments, net of borrowings, under our credit facility. Borrowings were significantly higher in the prior year primarily due to the 3form acquisition. Also contributing to the increase in cash used for financing activities was an increase in repurchases of our outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $950.0 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $450.0 million Term Loan A. As of September 30, 2025, the revolving credit facility and Term Loan A were priced at 1.375% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point adjustment. The revolving credit facility and Term Loan A mature in December 2027. We also have a $25.0 million bi-lateral letter of credit facility.

As of September 30, 2025, the total principal balance outstanding under our senior credit facility was $410.6 million under Term Loan A. We had no balance outstanding under the revolving credit facility as of September 30, 2025.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of September 30, 2025, we were in compliance with all covenants of the senior credit facility.

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

	September 30, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

As of September 30, 2025, we had $90.1 million of cash and cash equivalents, $71.2 million in the U.S. and $18.9 million in foreign jurisdictions, primarily Canada. As of September 30, 2025, we also had $500 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures, acquisitions and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our chief financial officer, as of September 30, 2025, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31, 2025	72,210	$167.40	71,194	$597,875,051
August 1-31, 2025	73,676	$193.66	73,676	$583,606,725
September 1-30, 2025	4,454	$194.81	4,360	$582,757,372
Total	150,340		149,230

(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

On July 29, 2016, our Board of Directors approved our share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchase up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026.

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

During the three months ended September 30, 2025, we repurchased 0.1 million shares under the Program for a total cost of $27.0 million, excluding commissions and taxes, or an average price of $181.19 per share. During the nine months ended September 30, 2025, we repurchased 0.5 million shares under the Program for a total cost of $79.0 million, excluding commissions and taxes, or an average price of $156.22 per share. Since inception and through September 30, 2025, we have repurchased 15.1 million shares under the Program for a total cost of $1,117.2 million, excluding commissions and taxes, or an average price of $73.74 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14-(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.

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

Date: October 28, 2025