Form 10-K
period 2025-12-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2026-02-24
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock of Armstrong World Industries, Inc. held by non-affiliates based on the closing price ($162.44 per share) on the New York Stock Exchange (trading symbol AWI) as of June 30, 2025 was approximately $7.0 billion. As of February 18, 2026, the number of shares outstanding of the registrant's Common Stock was 42,834,049.

Documents Incorporated by Reference

Certain sections of Armstrong World Industries, Inc.’s definitive Proxy Statement for use in connection with its 2026 annual meeting of shareholders, to be filed no later than April 30, 2026 (120 days after the last day of our 2025 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

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

•
changes in key customer relationships;
•
availability and costs of manufacturing inputs or sourced products, which may be impacted by governmental trade policies, including tariffs, geopolitical events, and other supply chain disruptions or inflationary pressures;
•
financial contribution of Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc.;
•
ability to achieve productivity and cost savings initiatives;
•
labor costs, relations and shortages;
•
regulatory, financial and stakeholder expectation risks related to climate change and other sustainability matters, including progress towards meeting sustainability goals;

Risks Related to Our Strategy

•
ability to achieve benefits from strategic initiatives, including investments in product innovation and digitalization;
•
identification, completion and successful integration of strategic transactions;

Risks Related to Financial Matters

•
ability to meet liquidity needs and indebtedness;
•
ability to make dividend payments and stock repurchases;
•
unanticipated negative tax consequences;
•
changes in defined benefit plan obligations;

Risks Related to Legal and Regulatory Matters

•
claims, litigation and regulatory actions;
•
environmental liability exposure and related regulatory compliance costs;
•
effectiveness of intellectual property rights protection;
•
operations in Canada and Latin America;

Risks Related to General Economic and Other Factors

•
changing economic conditions;
•
construction activity;
•
market competition;

•
continued customer consolidation;
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

AWI is an Americas leader in the design and manufacture of innovative interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass, metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Enterprises, Inc. called Worthington Armstrong Venture (“WAVE”).

Reportable Segments

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and fiberglass ceiling systems. Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, and energy efficiency, along with other health and sustainability features and aesthetic appeal. Ceiling products are primarily sold to resale distributors, ceiling systems contractors and wholesalers, and retailers (including large home centers). The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture. Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems, structural and walkable grid systems. For some customers, WAVE sells its suspension system products to AWI for resale to customers. Mineral Fiber segment results reflect those sales transactions. The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, Pennsylvania headquarters. Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum in various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy conservation and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold primarily to direct customers, primarily ceiling systems contractors, and resale distributors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, our Overcast Innovations LLC investment and related equity earnings and losses, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances.

Overview

Our business has been built on providing high-quality, innovative products through a highly effective service model as well as by maintaining strong brand awareness and trust. We are committed to delivering profitable revenue growth, strong cash flow generation and sustainable shareholder value by strengthening our core Mineral Fiber segment and expanding our Architectural Specialties segment into new, adjacent business categories and sectors. Through this strategy, we have delivered consistent growth in mineral fiber sales dollars per unit sold through product innovation, including our Templok® energy saving ceiling tiles, Total Acoustics® solutions and Sustain® family of products, and we have built a broad portfolio of architectural specialties products for ceilings, specialty walls and exterior metal architectural applications. Our growth initiatives continue to focus on market-driven innovation and digital tools to accelerate renovation and further differentiate our products and solutions. In addition, we continue to invest in expanding our Architectural Specialties market and reach capabilities into new adjacencies through both organic investment and acquisitions.

Acquisitions and Investments in Unconsolidated Affiliates

In December 2025, we acquired all of the issued and outstanding stock of FGM-Parallel LLC (“Parallel”), based in Englewood, Colorado. Parallel is a designer and manufacturer of extruded aluminum products primarily used in exterior architectural applications. The operations, assets and liabilities of Parallel are included in our Architectural Specialties segment.

In September 2025, we acquired all of the issued and outstanding stock of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

In December 2024, we acquired all of the issued and outstanding stock of A. Zahner Company (“Zahner”), based in Kansas City, Missouri. Zahner is a designer and manufacturer of exterior metal architectural solutions. The operations, assets and liabilities of Zahner are included in our Architectural Specialties segment.

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”), based in Salt Lake City, Utah from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for an initial 19.5% ownership interest in Overcast (currently 19.2%). Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings and losses in Overcast are included in our Unallocated Corporate segment.

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

Commercial Construction. Our revenue opportunities come from new construction as well as renovation of existing buildings. Most of our revenue comes from the following sectors of commercial construction: office (including data centers), education, healthcare, transportation and retail. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, gross domestic product (“GDP”), office vacancy rates, the Architecture Billings Index, new commercial construction starts, government spending, corporate profits and retail sales. Our revenue from new construction can lag behind construction starts by as much as 24 months. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction. Additionally, we believe that customer preferences for product type, style, color, performance attributes (such as acoustics, energy efficiency, sustainability and health attributes), availability, affordability and ease of installation also affect our revenue.

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

Customers

We have developed long-standing relationships with our customers based on our product quality, broad product portfolio, design capabilities, service, innovation and brand recognition. We principally sell commercial products to building materials distributors, who re-sell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. Our design services and sales teams also work directly with architects, design firms and general contractors to ensure our products are included in project specifications. We have important relationships with home center customers, direct customers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, and maintenance, repair and operating supply (“MRO”) companies.

In 2025, approximately 63% of our consolidated net sales were to building materials distributors. Sales to home center customers accounted for nearly 7% of our consolidated net sales. Our remaining sales were primarily to direct customers, independent retailers, national account customers and online customers.

In September 2025, GMS, Inc., one of our largest distributor customers, was acquired by The Home Depot, Inc. In addition, in October 2025, Foundation Building Materials, Inc., another one of our largest distributor customers, was acquired by Lowe's Companies, Inc.

Gross sales to Lowe's Companies, Inc. (including sales to Foundation Building Materials, Inc.) and The Home Depot, Inc. (including sales to GMS, Inc.) totaled $937.8 million and each individually exceeded 10% of our consolidated gross sales in 2025. Sales to these customers were included in both our Mineral Fiber and Architectural Specialties segment net sales.

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

Competition

The markets in which our products are sold are highly competitive. Principal factors of competition include product performance and attributes, product styling, service and price. Competition comes from both domestic and international manufacturers. Additionally, some of our ceiling products compete with alternative products or finishing solutions, namely, drywall and exposed structure (also known as open plenum). Excess industry capacity exists for certain products, which tends to increase price competition. The following companies are our primary competitors:

CertainTeed Corporation (a subsidiary of Saint-Gobain), Chicago Metallic Corporation (owned by Rockwool International A/S), Rockfon A/S (owned by Rockwool International A/S), USG Corporation (owned by Gebr. Knauf KG), Ceilings Plus (owned by USG Corporation), Rulon International, SAS International, and 9Wood.

Raw Materials

We purchase raw materials from numerous suppliers in the ordinary course of business. Our principal raw materials are fiberglass, perlite, recycled paper and starch. Other raw materials we purchase include clays, felt, pigment, resin, wood and wood fiber. We manufacture most of our mineral wool needs at one of our facilities. Finally, we use aluminum and steel in the production of metal products by us and by WAVE, our joint venture that manufactures ceiling and wall grid products.

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

Prices for certain high usage raw materials can fluctuate dramatically, including due to tariffs. Cost increases for these materials can have a significant adverse impact on our manufacturing costs. Given the competitiveness of our markets, we may not be able to recover the increased manufacturing costs through increasing selling prices to our customers.

Sourced Products

Some of the products we sell are sourced from third parties. Our primary sourced products include specialty ceiling and exterior metal products. A portion of our sourced products are from suppliers located outside of the U.S., primarily from Europe and the Pacific Rim. Sales of sourced products represented less than 10% of our total consolidated revenue in 2025.

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

Certain of our trademarks, including without limitation, , Armstrong®, 3form®, ACOUSTIBuilt®, Arktura®, BŌK Modern®, Calla®, CastWorks®, Cirrus®, Cortega®, DESIGNFlex®, Dune™, Feltworks®, Infusions®, Kanopi®, LightArt®, Lyra®, MetalWorks™, Móz™, Optima®, ProjectWorks®, Soundscapes®, Sustain®, Tectum®, Templok®, Total Acoustics®, Turf®, Ultima®, WoodWorks® and Zahner®, are important to our business because of their significant brand name recognition. Registrations are generally for fixed, but renewable, terms.

In connection with the separation and distribution of our former flooring business into a separate publicly traded company, Armstrong Flooring, Inc. (“AFI”), in 2016, we entered into several agreements with AFI that, together with a plan of division, provided for the separation and allocation of assets between AWI and AFI. These agreements include a Trademark License Agreement and a Transition Trademark License Agreement. Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to use the “Armstrong” trade name and logo. Further, in 2022, as part of the AFI bankruptcy and with AWI consent, all rights, obligations and protections that existed as part of the arrangement with AFI were transferred to AHF Products, LLC (“AHF”) in North America, Zhejiang GIMIG Tech Co., Ltd. in China and various countries throughout the Pacific Rim, India, Russia, Africa, and the geographical regions in the Middle East and Middle Asia and to Braeside Mills Investments Pty Ltd in Australia and New Zealand. During 2024, AWI terminated the license with AHF and sold the flooring specific trademarks previously licensed to AHF. None of these transactions had or are expected to have any material impact on the integrity of the Armstrong trademark.

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

Sustainability and Environmental Matters

As a leading building products manufacturer, we are committed to operating sustainably across all areas of our business. This commitment is reflected in our ongoing initiatives to design and develop sustainable interior and exterior architectural applications, including ceilings, specialty walls and exterior metal solutions. Our sustainability focus reflects our mission to make a positive difference in the lives of people where they live, work, learn, heal and play. Our approach to sustainability is designed to support our strategic priorities, align with stakeholder interests, and be visible and measurable.

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

In 2025, we published our fifth Sustainability Report which measures our progress towards achieving our 2030 sustainability goals and provides insights into our sustainability efforts. We expect to update our progress regularly. The report is available in the “Sustainability” section of our website, which is listed below. Information in the 2025 Sustainability Report or the Company's website is not incorporated herein by reference.

Human Capital

Workforce Demographics. As of December 31, 2025 and 2024, we had approximately 3,800 and 3,600 full-time and part-time employees, respectively. During 2025, our total voluntary and involuntary turnover rates were approximately 8% and 3%, respectively, for non-production employees and 12% and 7%, respectively, for production employees.

As of December 31, 2025, approximately 54% of our approximately 1,700 production employees in the U.S. were represented by labor unions. Collective bargaining agreements covering approximately 260 employees at one U.S. plant will expire during 2026. We believe that our relations with our employees are constructive and positive.

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

People and Workplace Culture. We believe that an inclusive workplace supports our ability to attract, develop and retain talented employees and is important to our success. This focus is reflected in the Thriving People and Communities Pillar of our Sustainability program, which is led by our Vice President of Talent Sustainability and Talent Acquisition. Through our merit-based selection process, we strive to hire qualified candidates based on skills and experiences to foster a work environment that values collaboration and professionalism. In addition, we engage in events and outreach and provide employee resources to support workforce development and a positive workplace culture across our organization.

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

Liabilities for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made were $4.1 million and $4.6 million as of December 31, 2025 and 2024, respectively. See Note 26 to the Consolidated Financial Statements and Risk Factors in Item 1A of this Form 10-K, for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

Website

We maintain a website at https://www.armstrong.com. Information contained on our website is not incorporated into this document. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other information about us are available free of charge through this website. Documents filed with the SEC are available on our website as soon as reasonably practicable after the reports are electronically filed with the SEC. We also file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at https://sec.gov. Reference in this Form 10-K to our website and the SEC’s website is an inactive text reference only.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

Sales fluctuations and changes in our relationships with key customers could have a material adverse effect on our financial condition, liquidity or results of operations.

The loss, reduction, or fluctuation of sales to key customers, including national home center customers or independent distributors, or any adverse change in our business relationships with them, whether as a result of changing customer demands and expectations, competition, industry consolidation, supply chain constraints or otherwise, could have a material adverse effect on our financial condition, liquidity or results of operations.

If the availability of our manufacturing inputs or sourced products decreases, or the cost of those inputs or sourced products increases and we are unable to pass along increased costs resulting from supply chain or inflationary pressures, our financial condition, liquidity or results of operations could be materially and adversely affected.

The availability and cost of raw materials, packaging materials, energy and sourced products are critical to our operations and our results of operations. For example, we use substantial quantities of natural gas and some petroleum-based raw materials in our manufacturing operations. We source some materials from a limited, or single, number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could require us to reformulate products or limit our production. Supply chain disruptions could decrease access to manufacturing inputs or sourced products or significantly increase the cost to purchase these items. Future input cost volatility could occur because of our suppliers’ exposure to governmental trade policies, including tariffs, or geopolitical events. A decrease in availability or increases in costs of manufacturing inputs or sourced products, and any inability to pass along such costs through price increases, could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We believe the relationship with our partner, Worthington Enterprises, Inc., is an important element in the success of this joint venture. If there is a change in ownership, a change in control, a change in management philosophy, a change in business strategy or another event with respect to our partner that adversely impacts our relationship, WAVE’s performance could be materially and adversely impacted. In addition, our partner may develop economic or business interests or goals that are different from or inconsistent with our interests or goals, which may impact our ability to influence or align WAVE’s strategy and operations with our interests or goals.

We continuously pursue productivity initiatives and periodically engage in cost-saving initiatives. Execution of these initiatives may result in interruptions in production and/or may result in lower-than-expected savings in our operating cost structure or may not improve our operating results.

We seek ways to make our operations more efficient and effective. We may reduce, move, modify or expand our plants and operations, as well as our sourcing and supply chain arrangements, and invest in technology, as needed, to control costs and improve productivity. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. Our ability to achieve the cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays resulting from equipment failures or other interruptions in production, or if other unforeseen events occur, our financial condition, liquidity or results of operations could be materially and adversely affected.

Increased labor costs, labor disputes, work stoppages or union organizing activity, as well as increased labor shortages, or an inability to attract and retain talented employees could delay or impede production and could have a material adverse effect on our financial condition, liquidity or results of operations.

We rely on our employees to manufacture and sell our products. Because most of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, we often incur costs attributable to periodic renegotiation of those agreements, which may be difficult to project. Collective bargaining agreements covering approximately 260 employees at one U.S. plant will expire during 2026. We are also subject to the risk that strikes or other conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not currently have union representation. Prolonged negotiations, conflicts or related activities could also lead to costly work stoppages, loss of productivity and reduced service levels to our customers.

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

Evolving and/or conflicting governmental regulations, customer and societal views related to climate change, climate transition, responsible sourcing and supply chain transparency, resource stewardship, diversity, human rights, social responsibility and other sustainability matters and our efforts to manage and report on them, as well as accomplish our sustainability goals, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact.

In May 2025, we published our annual Sustainability Report, which includes certain 2030 sustainability goals and describes our progress towards meeting those goals. We may not achieve the anticipated benefits we expect from these goals, which may damage our reputation, or these efforts may not align with new regulations or expectations of stakeholders. Many factors, including changes in regulations and tax policies, lagging industry innovation in sustainable technologies and unfavorable market conditions for sustainability-related investments may adversely affect the timeline for achievement of our sustainability goals. Efforts to achieve these goals may also result in higher or unforeseen costs. In addition, we may encounter challenges in meeting our sustainability goals by 2030 and/or in measuring our progress towards the achievement of our sustainability goals.

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

Overall, climate change, its effects, the impacts of government regulation, and consumer, investor and business preferences are inherently difficult to predict and could have a material adverse impact on our business by increasing our energy costs, result in substantial, additional capital expenditures and operating costs in the form of taxes, emissions allowances, carbon offsets, or required equipment upgrades or require that we modify our products or processes in a manner that increases our costs and/or reduces our profitability. Any of the foregoing factors could impair our operating efficiency and productivity and result in higher operating costs.

Risks Related to Our Strategy

We may not experience the anticipated benefits from our strategic initiatives, including investments in product innovation and digitalization.

We continue to evaluate and may pursue strategic initiatives involving the development or use of new or innovative products, solutions and tools, including those related to Templok® energy saving ceiling tiles, as well as the expansion of our ecommerce platform, Kanopi®, and our automated design service, ProjectWorks®. These initiatives are designed to grow revenue, improve profitability and increase shareholder value. Our results of operations and financial position could be materially and adversely affected if we are unable to successfully execute these initiatives or if we are unable to achieve the investment cases or realize expected competitive advantages from the initiatives in a timely and efficient manner.

We are likely to pursue strategic transactions, including mergers, acquisitions, joint ventures, strategic alliances or other investments, which could create risks and present unforeseen integration obstacles or costs, any of which could have a material adverse effect on our financial condition, liquidity or results of operations.

We regularly evaluate potential mergers, acquisitions, joint ventures, strategic alliances or other investments that we believe could complement, enhance or expand our current businesses or product lines or that might otherwise offer us growth opportunities, particularly in our Architectural Specialties segment for which we have completed nine acquisitions from July 2020 through December 31, 2025. Any such strategic transaction involves a number of risks, including potential disruption of our ongoing business and distraction of management, difficulty with integrating or separating personnel and business operations and infrastructure, increasing or decreasing the scope, geographic diversity and complexity of our operations and markets as we expand into new ceiling and wall adjacencies and exterior metal architectural applications, offering products with new attributes and/or increasing the size and scope of solutions offered, including design offerings and the installation of products. Strategic transactions could involve payment by us of a substantial amount of cash, assumption of liabilities and indemnification obligations, subjecting us to new regulatory requirements, incurrence of a substantial amount of debt or issuance of a substantial amount of equity. Certain strategic opportunities may not result in the consummation of a transaction or may fail to realize the intended benefits and synergies. If we fail to identify, consummate and integrate our strategic transactions in a timely and cost-effective manner, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

Additionally, the agreements that govern our indebtedness include covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests. Under the terms of our amended senior secured credit facility, we are required to maintain specified leverage and interest coverage ratios. Our ability to meet these ratios could be affected by events beyond our control, and we cannot ensure that we will continue to meet them. A breach of any of the restrictive covenants or ratios would result in a default under the senior secured credit facility. If any such default occurs, the lenders under the senior secured credit facility may be able to elect to declare all outstanding borrowings under our facility, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest. The lenders may also have the right in these circumstances to terminate commitments to provide further borrowings.

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

As of December 31, 2025, we were authorized to repurchase up to $532.8 million of our outstanding shares of common stock under a share repurchase program first adopted in July 2016 and authorized through December 31, 2026 (the “Program”). Repurchases under the Program may be made through open market, block and privately negotiated transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. Furthermore, there can be no assurance that we will be able to repurchase our common stock, and we may discontinue plans to repurchase common stock at any time.

Negative tax consequences can have an unanticipated effect on our financial results.

We are subject to the tax laws of the various jurisdictions in which we operate. The tax laws are complex, and the manner in which they apply to our operations, results and tax planning strategies is sometimes open to interpretation. Our income tax expense and reported net earnings may fluctuate significantly and may be materially different than forecasted or experienced in the past. Our financial condition, liquidity or results of operations could be materially and adversely affected by changes in effective tax rates, changes in our overall profitability, changes in tax legislation, the results of examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

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

In the aggregate, our U.S. defined benefit pension plans were overfunded by $74.6 million as of December 31, 2025. Our unfunded postretirement plan liabilities were $36.2 million as of December 31, 2025. If our cash flows and capital resources are insufficient to fund our pension and postretirement plans obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or refinance or obtain additional indebtedness.

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

In addition, claims and investigations may arise related to patent infringement, customer relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues, and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.

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

We are actively involved in environmental investigation and remediation activities relating to two domestically owned locations allegedly resulting from past industrial activity, for which our ultimate liability may exceed the currently estimated and accrued amounts. See Note 26 to the Consolidated Financial Statements for further information related to our current environmental matters and the potential liabilities associated therewith. It is also possible that we could become subject to additional environmental matters and corresponding liabilities in the future.

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

Our business is influenced by market and economic conditions, including inflation, deflation, interest rates, tariffs, availability and cost of capital, consumer spending rates, energy availability, the effects of governmental trade policies or spending programs and the impacts of geopolitical events. Volatility in financial markets and softness or deterioration of national and global economic conditions could have a material adverse effect on our financial condition, liquidity or results of operations, including as follows:

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

Indicative of the trend of customer consolidation within the building products markets of the Americas, in September 2025, GMS, Inc., one of our largest distributor customers, was acquired by The Home Depot, Inc. In addition, in October 2025, Foundation Building Materials, Inc., another one of our largest distributor customers, was acquired by Lowe's Companies, Inc.

We rely on operating and information systems that may experience a failure, a compromise of security, or a violation of data privacy laws or regulations, which could interrupt or damage our operations and have a material adverse effect on our financial condition, liquidity or results of operations.

In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. These information systems may be disrupted or fail as a result of events that are wholly or partially beyond our control, including events such as power loss, software or hardware defects, ransomware, malware, phishing, social engineering attacks, supply chain attacks or other cyber-attacks. All of these risks are also applicable where we rely on outside vendors to provide services, which may operate in a cloud environment. We are dependent on third-party vendors for critical services, and any compromise of their systems could result in a service interruption or loss of our data. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations.

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

Finally, we, along with third parties, may use data from our information systems and publicly available sources in a manner that incorporates artificial intelligence (“AI”) technologies and tools. The use of AI may increase risks, including flawed algorithms, hallucinations, and biased outputs. Other risks include data exposure and misuse, including unauthorized access or unintentional disclosure of proprietary manufacturing processes, product designs, pricing data, or other sensitive information. Output generated by AI technologies could result in inaccurate solutions that adversely affect operational decisions, customer relationships, or product quality. As the use of AI technologies continues to evolve, including by competitors, the effectiveness of our cybersecurity, regulatory compliance and intellectual property protection programs may be impacted. In addition, faster or more advanced use of AI by competitors, customers, or other third parties could create competitive or operational disruptions to our business. Failure to successfully govern, integrate, or safeguard the use of AI could subject us to enhanced regulatory scrutiny, litigation, reputational harm, or competitive disadvantage.

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

We primarily operate in the U.S., Canada and Latin America. Our concentrated operations in the Americas could subject us to a greater degree of risk relative to our global, diversified competitors. We are particularly vulnerable to adverse events (including geopolitical events, acts of terrorism, natural disasters, weather conditions, labor market disruptions and government actions) and economic conditions in the U.S., Canada and Latin America. While our operations are primarily in the U.S., Canada and Latin America, we are exposed to downstream risks from global events. Adverse events or conditions in these geographic areas could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Our cybersecurity risk program is a comprehensive framework designed to safeguard our organization and stakeholders from evolving threats. Central to this approach is our commitment to threat and vulnerability management, where we proactively identify, prioritize and address potential cybersecurity gaps to strengthen our overall security posture. We emphasize identity and access management by implementing access controls and robust authentication methods to protect user identities and secure information technology systems. We maintain data protection and privacy processes designed to reduce risk of unauthorized access, use or exfiltration of sensitive information. Our cybersecurity capabilities include network security, endpoint detection and response, identity controls, privileged access controls and continuous monitoring. The purpose of these systems and technologies is to stay ahead of potential threats. To prepare for and respond to potential cybersecurity events, we conduct regular incident response exercises, ensuring our readiness and resilience. Additionally, we invest in employee training and awareness programs to promote a culture of security mindfulness and reduce risks associated with human error. Recognizing the importance of third-party relationships, we maintain a vendor risk management program that includes monitoring the cybersecurity practices of our vendors, and if applicable, performing user access reviews and evaluating System and Organization Controls reports at both inception and on an ongoing basis. Together, these efforts reflect our dedication to building a secure and compliant environment that protects our operations, data and the trust of our stakeholders.

Our program incorporates an Incident Response Plan to guide the evaluation, response and escalation of cybersecurity incidents. This plan is overseen by our CIO and executed by a cross-functional Cybersecurity Incident Response Team. The incident response plan establishes clear protocols for incident identification, impact assessment, containment and resolution, with defined escalation paths based on incident severity. Cybersecurity incidents above a defined threshold of criticality are evaluated for materiality by a cross-functional group to determine reporting and disclosure requirements. To enhance our response capabilities, we conduct periodic assessments, including third-party reviews, and simulate incidents through regular tabletop exercises.

Our Cybersecurity program’s effectiveness is periodically evaluated against established quantifiable goals and other external benchmarks, including the National Institute of Standards and Technology Cybersecurity Framework (“CSF”). This evaluation is carried out through internal and external risk assessments and compliance audits. We regularly engage third parties to help conduct these evaluations, assessments and audits, advise us on the effectiveness of our cybersecurity processes and assist the Company in remediating any identified vulnerabilities.

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

Our CIO holds an advanced degree in Information Technology with over 20 years of experience, including senior leadership roles in technology at various companies. The CIO oversees a cybersecurity team, comprised of internal and external subject matter experts who work collaboratively to achieve our cybersecurity objectives. In addition, our CIO leads the Information Security Steering Committee, a group comprised of key information technology employees and business leaders, including our Senior Vice President, Chief Financial Officer and Senior Vice President, General Counsel, Head of Government Relations & Chief Sustainability Officer. This committee meets regularly to review and discuss the Company's cybersecurity strategies and developments, ensuring a comprehensive approach to managing cybersecurity risk.

ITEM 2. PROPERTIES

We own a 100-acre, multi-building campus in Lancaster, Pennsylvania comprising the site of our corporate headquarters and most of our non-manufacturing operations.

As of December 31, 2025, we operated 22 manufacturing plants, including 19 plants located within the U.S. and three plants in Canada.

WAVE operates seven additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Fourteen of our plants are leased and the remaining eight are owned.

Operating Segment	Number of Plants	Location of Principal Facilities

Mineral Fiber	5	U.S. (Florida, Georgia, Ohio, Pennsylvania and West Virginia)
Architectural Specialties	17	U.S. (California (3), Colorado, Illinois (2), Missouri (2), Ohio (3), North Carolina, Texas, Utah) and Canada (British Columbia, Ontario and Quebec)

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

ITEM 3. LEGAL PROCEEDINGS

See the “Specific Material Events” subheading under the “Environmental Matters” section of Note 26 to the Consolidated Financial Statements, which is incorporated herein by reference, for a description of our significant legal proceedings. We are party to various other lawsuits, claims, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, employees and other matters. We do not believe that any such current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations. However, regardless of outcome, litigation and related matters can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AWI’s common shares trade on the New York Stock Exchange under the ticker symbol “AWI.” As of February 18, 2026, there were 152 holders of record of AWI’s common stock.

Dividends are payable when declared by our Board of Directors and in accordance with restrictions set forth in our debt agreements. In general, our debt agreements allow us to make “restricted payments,” which include dividends and stock repurchases, subject to certain limitations and other restrictions and provided that we are in compliance with the financial and other covenants of our debt agreements and meet certain liquidity requirements after giving effect to the restricted payment. We declared dividends on a quarterly basis, totaling $1.263 per share in 2025. On February 18, 2026, our Board of Directors declared a dividend of $0.339 per common share outstanding. The dividend will be paid on March 19, 2026, to shareholders of record as of the close of business on March 5, 2026. For further discussion of the debt agreements, see the Financial Condition and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Risk Factors in Item 1A in this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
October 1 – 31, 2025	77,674	$197.15	74,306	$568,118,032
November 1 – 30, 2025	187,206	$187.08	187,206	$533,096,274
December 1 – 31, 2025	1,620	$190.64	1,620	$532,787,440
Total	266,500		263,132
(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted shares previously granted under our long-term incentive plans. For more information regarding securities authorized for issuance under our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Form 10-K.

On July 29, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $532.8 million remaining under the Board’s repurchase authorization as of December 31, 2025.

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

During 2025, we repurchased 0.8 million shares under the Program for a total cost of $129.0 million, excluding commissions and taxes, or an average price of $167.75 per share. Since inception through December 31, 2025, we have repurchased 15.4 million shares under the Program for a total cost of $1,167.2 million, excluding commissions and taxes, or an average price of $75.72 per share.

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

Overview

AWI is an Americas leader in the design and manufacture of innovative interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions. We manufacture and source products made of numerous materials, including mineral fiber, fiberglass, metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum. We also manufacture ceiling suspension system (grid) products through a joint venture with Worthington Enterprises, Inc. called Worthington Armstrong Venture (“WAVE”).

Acquisitions

In December 2025, we acquired all of the issued and outstanding stock of FGM-Parallel LLC (“Parallel”), based in Englewood, Colorado. Parallel is a designer and manufacturer of extruded aluminum products primarily used in exterior architectural applications. The operations, assets and liabilities of Parallel are included in our Architectural Specialties segment.

In September 2025, we acquired all of the issued and outstanding stock of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

In December 2024, we acquired all of the issued and outstanding stock of A. Zahner Company (“Zahner”), based in Kansas City, Missouri. Zahner is a designer and manufacturer of exterior metal architectural solutions. The operations, assets and liabilities of Zahner are included in our Architectural Specialties segment.

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”), based in Salt Lake City, Utah from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for an initial 19.5% ownership interest in Overcast (currently 19.2%). Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings and losses in Overcast are included in our Unallocated Corporate segment.

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

Manufacturing Plants

As of December 31, 2025, we operated 22 manufacturing plants, including 19 plants located within the U.S. and three plants in Canada.

WAVE operates seven additional plants in the U.S. to produce suspension system (grid) products, which we use and sell in our ceiling systems.

Reportable Segments

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and fiberglass ceiling systems. Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, and energy efficiency, along with other health and sustainability features and aesthetic appeal. Ceiling products are primarily sold to resale distributors, ceiling systems contractors and wholesalers, and retailers (including large home centers). The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture. Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems, structural and walkable grid systems. For some customers, WAVE sells its suspension system products to AWI for resale to customers. Mineral Fiber segment results reflect those sales transactions. The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, Pennsylvania headquarters. Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum in various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy conservation and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold primarily to direct customers, primarily ceiling systems contractors, and resale distributors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, our Overcast investment and related equity earnings and losses, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances.

Factors Affecting Revenues

For information on our segments’ 2025 net sales by geography and disaggregated expenses, see Note 3 to the Consolidated Financial Statements included in this Form 10-K. For information on our segments’ 2025 net sales disaggregated by major customer groups, see Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, GDP, office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The Company continues to monitor the impacts of tariffs and other governmental trade policies and geopolitical events, neither of which had a material direct impact on our financial condition, liquidity or results of operations during 2025 or 2024. In September 2025, GMS, Inc., one of our largest distributor customers, was acquired by The Home Depot, Inc. In addition, in October 2025, Foundation Building Materials, Inc., another one of our largest distributor customers, was acquired by Lowe's Companies, Inc. These acquisitions had no material impact on our financial condition, liquidity or results of operations during 2025. Additionally, in the fourth quarter of 2025, the U.S. federal government experienced a six‑week shutdown of non‑essential operations. While the shutdown contributed to certain short‑term indirect headwinds that impacted our results for the fourth quarter of 2025, these disruptions were temporary in nature and did not have a material impact on our financial condition, liquidity or results of operations for the full year ended December 31, 2025.

Several factors and trends within our markets affected our business performance during 2025 compared to 2024, most notably a $94 million increase in net sales within Architectural Specialties due to our December 2024 acquisition of Zahner and April 2024 acquisition of 3form (collectively, the “2024 Acquisitions”). The increase in net sales attributable to the December 2025 acquisition of Parallel and the September 2025 acquisition of Geometrik (collectively, the “2025 Acquisitions”) was not material to consolidated net sales. The following table presents the impact of the 2024 Acquisitions and the 2025 Acquisitions on our net sales (dollar amounts in millions):

	2025	2024
2024 Acquisitions	$163.1	$69.6
2025 Acquisitions	1.1	-
Total	$164.2	$69.6

Also contributing to the increase in net sales was a $36 million increase in organic Architectural Specialties net sales, partially offset by a $14 million impact from lower sales volumes in our Mineral Fiber segment.

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

Favorable AUV increased our total consolidated net sales for the year ended December 31, 2025 by approximately $58 million compared to the same period in 2024. Our Architectural Specialties segment revenues are primarily generated from individual contracts that include project-specific mixes of manufactured and sourced products. As such, we do not track AUV performance for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first quarter and third quarters of 2025, we implemented price increases on Mineral Fiber ceiling products. During the first and second quarters of 2025, WAVE implemented price increases on grid products. In the fourth quarter of 2025, we announced price increases on Mineral Fiber ceiling products and WAVE announced price increases on grid products that became effective in the first quarter of 2026. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of tariffs, the rate and pace of inflation and its impact on our business.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, architectural resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, natural gas and packaging materials also represent significant input costs. Fluctuations in the prices of these inputs impact our financial results. In 2025, higher energy and raw material costs were partially offset by lower freight costs, resulting in a $5 million negative impact to operating income compared to 2024.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of Parallel in December 2025, Geometrik in September 2025, Zahner in December 2024, 3form in April 2024, Insolcorp in October 2023, BOK in July 2023 and Arktura LLC (“Arktura”) in December 2020, we recorded certain acquisition-related expenses and losses to operating income for the years ended December 31, 2025, 2024, and 2023, summarized as follows (dollar amounts in millions):

	2025	2024	2023	Affected Line Item on the Consolidated Statements of Earnings and Comprehensive Income
Inventory	$0.1	$0.3	$-	Cost of goods sold
Acquisition costs	1.0	1.8	-	SG&A expenses
Deferred cash and restricted stock expenses	-	-	10.7	SG&A expenses
Loss related to change in fair value of contingent consideration	1.4	1.6	0.1	Loss related to change in fair value of contingent consideration
Negative impact to operating income	$2.5	$3.7	$10.8

The inventory amounts above reflect the post-acquisition expenses associated with recording inventory at fair value as part of purchase accounting for the Geometrik and 3form acquisitions. Acquisition costs above reflect certain contingent third-party professional fees incurred due to the Parallel, Geometrik, Zahner and 3form acquisitions. Expenses related to deferred cash and restricted stock awards were for Arktura’s former owners and employees that were recorded over their respective service periods, as such payments were subject to the awardees’ continued employment with AWI. The change in fair value of contingent consideration was related to our Geometrik, Insolcorp and BOK acquisitions and is remeasured quarterly during each acquisition's earn-out periods. See Note 18 to the Consolidated Financial Statements for further information.

Depreciation and amortization of fixed and intangible assets acquired have been excluded from the table above. See Note 5 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

The following discussion includes year-to-year comparisons between 2025 and 2024. Discussions of year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to Note 3 to the Consolidated Financial Statements for a reconciliation of segment operating income to consolidated earnings before income taxes.

CONSOLIDATED RESULTS FROM OPERATIONS

(dollar amounts in millions)

	2025	2024	Change is Favorable
Total consolidated net sales	$1,620.8	$1,445.7	12.1%
Operating income	$430.9	$374.3	15.1%

Consolidated net sales for 2025 increased 12.1% versus the prior year due to higher volumes of $117 million and favorable AUV of $58 million. Architectural Specialties net sales increased $130 million and Mineral Fiber net sales increased $45 million. Architectural Specialties segment net sales improved due to a $94 million year-over-year increase attributable to the 2024 Acquisitions and a $36 million increase in organic net sales. The increase in Mineral Fiber net sales was driven by favorable AUV, partially offset by lower sales volumes.

Cost of goods sold during 2025 was 59.4% of net sales, compared to 59.8% for 2024. The year-over-year decrease in cost of goods sold as a percent of net sales was primarily driven by favorable AUV benefits, improved manufacturing productivity and favorable inventory valuation impacts. These benefits were partially offset by an increase in manufacturing costs.

SG&A expenses in 2025 were $339.5 million, or 20.9% of net sales, compared to $308.5 million, or 21.3% of net sales, in 2024. The reduction in SG&A expenses as a percent of net sales was due to disciplined cost control, partially offset by inflation. The year-over-year increase in SG&A expenses compared to the prior year was primarily driven by a $27 million increase related to the 2024 Acquisitions, a $4 million increase in incentive compensation and a $3 million increase in Architectural Specialties selling and advertising expenses, driven primarily by higher net sales as well as additional investments in selling capabilities. These increases were partially offset by a $2 million increase in company-owned officer life insurance gains related to deferred compensation plans and a prior-period increase in reserves for environmental remediation matters of $2 million that did not recur in the current period.

In 2025, we recorded $1.4 million of remeasurement losses for changes in the fair value of contingent consideration related to the acquisitions of Geometrik, BOK and Insolcorp. In the same period in 2024, we recorded $1.6 million of remeasurement losses for changes in the fair value of contingent consideration related to the acquisitions of BOK and Insolcorp. See Note 18 to the Consolidated Financial Statements for further information.

In 2025, we recorded $0.8 million of net gains on sales of fixed assets, which were primarily comprised of a $0.9 million gain on the sale of a parcel of land at a Mineral Fiber plant. In 2024, we recorded $0.6 million of net losses on sales of fixed assets, which were comprised of a $5.2 million loss on the sale of undeveloped land adjacent to our Corporate headquarters, partially offset by a $4.6 million gain on the sale of our idled Mineral Fiber plant in St. Helens, Oregon.

Equity earnings from unconsolidated affiliates were $112.3 million in 2025, compared to $103.4 million in 2024. WAVE equity earnings were $113.2 million in 2025 compared to $104.3 million in 2024. The increase in WAVE equity earnings was primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes. See Note 10 to the Consolidated Financial Statements for further information.

Interest expense was $33.0 million in 2025 compared to $39.8 million in 2024. The decrease in interest expense was primarily due to lower average debt balances, partially offset by higher average effective interest rates.

Other non-operating income, net was $2.4 million during 2025 compared to $12.6 million during 2024. The decrease in other non-operating income, net, was primarily driven by the non-service cost components of pension and postretirement net periodic benefit costs and a decrease in interest income.

Income tax expense was $91.6 million in 2025 compared to $82.2 million in 2024. The effective tax rate was 22.9% in 2025 compared to 23.7% in 2024. The effective tax rate for 2025 was lower compared to 2024 primarily due to a greater benefit recognized in the current year from statute closures as well as the benefit from an investment tax credit generated in the current year, offset partially by unfavorable adjustments related to our valuation allowance for capital loss carryforwards compared to 2024.

Total Other Comprehensive Income (“OCI”) was $7.1 million in 2025 compared to Total Other Comprehensive Loss (“OCL”) of $5.5 million in 2024. The change from OCL to OCI was primarily driven by favorable pension and postretirement actuarial adjustments and higher foreign currency translation gains, driven primarily by the Canadian dollar. To a lesser extent, the change was also driven by lower interest rate swap derivative losses in 2025 compared to 2024. Pension and postretirement adjustments represent the actuarial gains and losses related to our defined benefit pension and postretirement plans. Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies. Derivative losses represent the mark-to-market value adjustments of our derivative assets and liabilities, and the recognition of gains and losses previously deferred in accumulated OCL.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2025	2024	Change is Favorable
Total segment net sales	$1,030.7	$986.0	4.5%
Operating income	$362.0	$322.5	12.2%

Mineral Fiber net sales increased $45 million due to $58 million of favorable AUV, partially offset by $14 million of lower sales volumes. The improvement in AUV was due to favorable like-for-like price and, to a lesser extent, favorable mix. The increase in net sales was primarily driven by our strong execution and benefits from growth initiatives, which contributed both volume and mix benefits. These benefits were partially offset by a decrease in volumes driven by softer demand, primarily from home centers.

Cost of goods sold during 2025 was $603 million, or 58.5% of net sales, compared to $586 million, or 59.5% of net sales, for 2024. Gross profit increased $28 million, or 6.9%, compared to 2024 due to a $38 million benefit from favorable AUV, partially offset by a $9 million negative impact from lower sales volumes and a $2 million increase in manufacturing costs. The increase in manufacturing costs was primarily due to higher input costs, net of a $7 million benefit from favorable inventory valuations.

SG&A expenses were $179 million, or 17.4% of net sales in 2025, compared to $181 million, or 18.3% of net sales, for 2024. The year-over-year decrease in SG&A expenses was primarily driven by a $2 million increase in company-owned officer life insurance gains related to deferred compensation plans and a prior period increase in reserves for environmental matters of $2 million that did not recur in the current period. These decreases were partially offset by a $3 million increase in incentive compensation.

Equity earnings from our WAVE joint venture were $113 million in 2025, compared to $104 million in 2024. The increase in WAVE equity earnings was primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes.

Architectural Specialties

(dollar amounts in millions)

	2025	2024	Change is Favorable
Total segment net sales	$590.1	$459.7	28.4%
Operating income	$72.2	$55.3	30.6%

Architectural Specialties net sales increased $130 million, primarily due to a $94 million increase from the 2024 Acquisitions, in addition to a $36 million increase in organic net sales driven by strong growth across most of our specialty product categories.

Cost of goods sold during 2025 was $357 million, or 60.6% of net sales, compared to $276 million, or 60.1% of net sales, for 2024. Gross profit increased $49 million, or 26.9%, compared to 2024. The increase in cost of goods sold as a percentage of sales was driven primarily by an increase in manufacturing costs within our organic business due to less favorable operating leverage driven by project timing, partially offset by improved custom project margins. The 2024 Acquisitions contributed a $36 million benefit to gross profit, with the remaining increase primarily driven by the benefit from higher organic sales volumes.

SG&A expenses were $160 million, or 27.0% of net sales, in 2025 compared to $127 million, or 27.6% of net sales, for 2024. The year-over-year increase in SG&A expenses was primarily driven by a $27 million increase related to the 2024 Acquisitions and a $3 million increase in selling and advertising expenses, driven primarily by higher net sales as well as additional investments in selling capabilities.

Unallocated Corporate

Unallocated Corporate operating loss was $3 million in 2025 compared to $4 million in 2024.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Operating activities for 2025 provided $355.5 million of cash, compared to $266.8 million in 2024. The favorable change in cash from operating activities was driven by higher cash earnings compared to the prior year, including a benefit from a decrease in income taxes paid due to the impact of 2025 federal tax reform. Also contributing to the increase in cash flows from operating activities was a favorable timing related working capital change in accounts receivable, partially offset by an unfavorable change in inventory.

Net cash used for investing activities was $3.6 million for 2025, compared to $79.3 million in 2024. The favorable change in cash was primarily due to a $110 million reduction in cash paid for acquisitions and an increase in dividends from WAVE, partially offset by an increase in purchases of property, plant and equipment and a decrease in proceeds from the sale of fixed assets, due primarily to 2024 cash proceeds received from the sales of our idled St. Helens manufacturing plant and undeveloped land adjacent to our corporate headquarters.

Net cash used for financing activities was $319.3 million in 2025, compared to $177.6 million in 2024. The unfavorable change in cash used for financing activities was primarily due to increased debt repayments, net of borrowings, under our senior secured credit facility. Borrowings were significantly higher in the prior year primarily due to the 2024 acquisition of 3form. Also contributing to the increase in cash used for financing activities was an increase in repurchases of our outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

On December 10, 2025, we amended our second amended and restated $950.0 million variable rate senior secured credit facility. The amendment to our senior secured credit facility decreased our principal balance to $910.6 million and is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. The terms of the amended senior secured credit facility resulted in a lower interest rate spread for both the revolving credit facility and Term Loan A (upon refinance, from 1.375% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point SOFR adjustment to 1.25% over SOFR, with no incremental SOFR basis point adjustment). The interest rate can fluctuate based upon our election of the floating rate, with the applicable margin subject to adjustment based on our consolidated net leverage ratio. We also extended the maturity of both the revolving credit facility and Term Loan A from December 2027 to December 2030. In connection with the refinancing, we incurred $2.7 million of bank, legal and other fees, of which $2.6 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the fourth quarter of 2025, we wrote off $0.2 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

As of December 31, 2025, total borrowings outstanding under our senior credit facility were $410.6 million under Term Loan A, and the revolving credit facility was undrawn.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus consolidated cash interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA, to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of December 31, 2025, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis. We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility associated with our senior credit facility.

The following table summarizes our interest rate swaps, including forward interest rate swaps (dollar amounts in millions):

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

	December 31, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

The following table reflects scheduled future payments of long-term debt, excluding $3.9 million of unamortized debt financing costs, and the related interest payments, which are projected based on market-based interest rate swap curves (dollar amounts in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt	$10.3	$10.3	$20.5	$20.5	$349.0	$-	$410.6
Scheduled interest payments	22.3	20.0	19.1	18.5	16.9	-	96.8

As of December 31, 2025, we had $112.7 million of cash and cash equivalents, $92.0 million in the U.S. and $20.7 million in various foreign jurisdictions, primarily Canada. As of December 31, 2025, we also had $500 million of borrowing capacity available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payment of debt obligations. In 2026, we expect to spend approximately $100 million to $110 million on capital expenditures and approximately $60 million on dividends. In addition, in February 2026 we paid $64.1 million associated with the acquisition of Eventscape, Inc. and Eventscape U.S. Holdings Inc. (collectively, “Eventscape”). See Note 28 to the Consolidated Financial Statements for more information.

In July 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $532.8 million remaining under the Board’s repurchase authorization as of December 31, 2025.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”), we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, using relevant internal and external information. We believe that our estimates and assumptions are reasonable; however, actual results may differ from what was estimated and could have a significant impact on our financial statements.

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

Management utilizes the Aon AA Above Median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining discount rates. As of December 31, 2025 and 2024, we assumed discount rates of 5.47% and 5.68%, respectively, for our U.S. defined benefit pension plans. As of December 31, 2025 and 2024, we assumed discount rates of 5.36% and 5.61%, respectively, for our U.S. postretirement plan. The effects of the change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would not have a material impact on 2026 non-operating income.

We manage two U.S. defined benefit pension plans, our RIP, which is a qualified funded plan, and a nonqualified unfunded plan. For the RIP, the expected return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 20 years. Historical asset returns are monitored and considered when we develop our expected return on plan assets. An incremental component is added for the expected return from active management based on historical information obtained from the plan’s investment consultants. These forecasted gross returns are reduced by estimated management fees and expenses. Over the 10-year period ended December 31, 2025, the historical annualized return was approximately 3.43% compared to an average expected return of 5.63%. The actual gain on plan assets incurred for 2025 was 8.36%, net of fees. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected return on plan assets used in determining our 2025 U.S. pension cost was 6.00%. We have assumed a return on plan assets for 2026 of 6.00%. The 2026 expected return on assets was calculated in a manner consistent with 2025. Absent any other changes, a one-quarter percentage point increase or decrease in this assumption would impact 2026 non-operating income by $1.0 million.

Contributions to the unfunded pension plan were $3.0 million in 2025 and were made on a monthly basis to fund benefit payments. We estimate the 2026 contributions will be approximately $2.7 million. See Note 17 to the Consolidated Financial Statements for more information.

The estimated inflation in health care costs represents a 5 to 10-year view of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions		Actual
	Post-65	Pre-65	Post-65	Pre-65
2024	10.5%	7.8%	11.8%	12.0%
2025	12.0%	8.6%	25.8%	49.4%
2026	18.6%	8.7%

The difference between the actual and expected health care costs is amortized into earnings as described below. As of December 31, 2025, health care cost increases are estimated to decrease ratably until 2036, after which they are estimated to be constant at 4.50%. See Note 17 to the Consolidated Financial Statements for more information.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the remaining life expectancy of participants. Changes in assumptions could have significant effects on earnings in future years.

Total net actuarial losses related to our U.S. pension benefit plans decreased by $10.7 million in 2025 primarily due to a favorable actual return on RIP assets and the amortization of actuarial losses, partially offset by the impact of a 21-basis point decrease in the discount rate. The $10.7 million change in actuarial loss impacting our U.S. pension plans is reflected as a component of other comprehensive income on our Consolidated Statements of Earnings and Comprehensive Income along with actuarial gains and losses from our foreign pension plan and our postretirement benefit plans.

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

As of December 31, 2025, we have recorded valuation allowances totaling $16.6 million for various federal and state deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustments could be material to our Consolidated Financial Statements.

As further described in Note 15 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2025, includes deferred income tax liabilities of $192.8 million, which is net of $69.5 million of deferred tax assets. We have established $16.6 million of valuation allowances consisting of $16.3 million for state deferred tax assets, primarily net operating loss carryforwards, and $0.3 million for federal and state capital loss carryforwards. Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, and other future tax consequences.

As of December 31, 2025 and 2024, we had $337.2 million and $622.9 million, respectively, of gross state NOL carryforwards expiring between 2026 and 2044. We estimate we will need to generate future U.S. taxable income of approximately $106.5 million for state income tax purposes during the respective realization periods (ranging from 2026 to 2044) to be able to fully realize the gross state NOL carryforwards offset by related valuation allowances.

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

In 2025, indefinite-lived intangibles and goodwill were tested for impairment based on the identified asset (for indefinite-lived intangibles) or on our identified reporting units (for goodwill). There were no impairment charges recorded in 2025, 2024 or 2023 related to intangible assets. We did not test tangible assets or amortizing intangible assets for impairment in 2025, 2024 or 2023 as no indicators of impairment existed.

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

We cannot predict the occurrence of certain events that might lead to material impairment charges in the future. Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial construction industry, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions. See Notes 9 and 12 to the Consolidated Financial Statements for further information.

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

Business Combinations and Contingent Consideration – Acquired businesses are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill. The estimated fair value of contingent consideration is recorded as a liability on our Consolidated Balance Sheets at the date of acquisition.

The purchase price allocation requires us to make significant estimates and assumptions with respect to intangible assets and contingent consideration. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies.

We engage independent, third-party valuation specialists to assist in determining the fair values of acquired intangible assets and contingent consideration.

The Geometrik acquisition in 2025 and the Insolcorp and BOK acquisitions in 2023 include the potential for future contingent earn-out payments based on the financial or operational performance of the acquired companies. We estimated the fair value of these contingent consideration liabilities upon acquisition and are required to measure these liabilities at fair value each reporting period until the contingencies are resolved, with changes in fair value after the acquisition date affecting earnings in the period of the estimated fair value change. See Notes 5 and 18 to the Consolidated Financial Statements for further information.

The principal assumptions used in valuing certain intangible assets include discount rates, royalty rates, future expected cash flows from sales attributed to the acquired company's developed technologies, trade names and customer relationships, as well as assumptions about the period of time such assets will continue to be used in the combined company's portfolio. The principal assumptions used in valuing contingent consideration include the probability of meeting the future revenue and EBITDA growth targets and discount rates.

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

Counterparty Risk

We only enter into derivative transactions with established financial institution counterparties having an investment-grade credit rating. We monitor counterparty credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post, nor do we receive, cash collateral with any counterparty for our derivative transactions. These ISDAs do not have any credit-contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled and we consider the risk of counterparty default to be negligible.

Interest Rate Sensitivity

We are subject to interest rate variability on our Term Loan A and revolving credit facility. A hypothetical increase of one-quarter percentage point in SOFR interest rates from December 31, 2025 levels would increase 2026 interest expense by approximately $0.3 million. We have active interest rate swaps outstanding, which effectively fix the interest rates for a portion of our debt. These interest rate swaps are included in this calculation.

As of December 31, 2025, we had interest rate swaps outstanding with notional amounts of $325 million. We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. Under the terms of these swaps, we receive floating rate SOFR and pay a fixed rate over the hedged period. The following table summarizes our interest rate swaps as of December 31, 2025 (dollar amounts in millions):

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

These swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt. The net liability measured at fair value was $3.4 million as of December 31, 2025.

The table below provides information about our long-term debt obligations as of December 31, 2025, including payment requirements and related weighted-average interest rates inclusive of the stated SOFR interest rate spread under our credit facility by scheduled maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve and are exclusive of our interest rate swaps.

Scheduled maturity date (dollar amounts in millions)	2026	2027	2028	2029	2030	After 2030	Total
Variable rate principal payments	$10.3	$10.3	$20.5	$20.5	$349.0	$-	$410.6
Average interest rate	4.61%	4.37%	4.57%	4.74%	4.91%	-	4.86%

Variable rate principal payments reflected in the preceding table exclude $3.9 million of unamortized debt financing costs as of December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023.

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.

Notes to Consolidated Financial Statements.

Schedule II for the Years Ended December 31, 2025, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation and the criteria in the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of December 31, 2025, as stated in their report included herein.

/s/ Victor D. Grizzle

Victor D. Grizzle
Director, President and Chief Executive Officer

/s/ Christopher P. Calzaretta

Christopher P. Calzaretta
Senior Vice President and Chief Financial Officer

/s/ James T. Burge

James T. Burge
Vice President and Controller

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong World Industries, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Armstrong World Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong World Industries, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Pension and postretirement benefit obligations

As discussed in Note 17 to the consolidated financial statements, the Company’s pension projected benefit obligations and the fair value of plan assets for certain U.S. plans were $324.0 million and $398.6 million, respectively, as of December 31, 2025, resulting in a funded status of $74.6 million. Additionally, the Company’s U.S. accumulated postretirement benefit obligation was $35.6 million, which is an unfunded liability.

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
February 24, 2026

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$1,620.8	$1,445.7	$1,295.2
Cost of goods sold	962.1	864.1	798.2
Gross profit	658.7	581.6	497.0
Selling, general and administrative expenses	339.5	308.5	262.5
Loss related to change in fair value of contingent consideration	1.4	1.6	0.1
(Gain) loss on sales of fixed assets, net	(0.8)	0.6	-
Equity (earnings) from unconsolidated affiliates, net	(112.3)	(103.4)	(89.3)
Operating income	430.9	374.3	323.7
Interest expense	33.0	39.8	35.3
Other non-operating (income), net	(2.4)	(12.6)	(9.9)
Earnings before income taxes	400.3	347.1	298.3
Income tax expense	91.6	82.2	74.5
Net earnings	$308.7	$264.9	$223.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.7	(3.2)	0.5
Derivative (loss), net	(1.5)	(1.6)	(9.0)
Pension and postretirement adjustments	6.9	(0.7)	3.9
Total other comprehensive income (loss)	7.1	(5.5)	(4.6)
Total comprehensive income	$315.8	$259.4	$219.2
Net earnings per share of common stock:
Basic	$7.13	$6.06	$5.00
Diluted	$7.08	$6.02	$4.99
Average number of common shares outstanding:
Basic	43.3	43.7	44.7
Diluted	43.6	44.0	44.8

See accompanying Notes to Consolidated Financial Statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$112.7	$79.3
Accounts and notes receivable, net	130.3	134.4
Inventories, net	124.6	109.8
Income taxes receivable	-	3.9
Other current assets	23.9	21.5
Total current assets	391.5	348.9
Property, plant and equipment, net	630.7	598.8
Operating lease assets	46.4	36.6
Finance lease assets	35.9	34.6
Prepaid pension costs	99.7	88.3
Investment in unconsolidated affiliates	26.6	27.2
Goodwill	217.8	203.2
Intangible assets, net	425.2	455.0
Other non-current assets	50.9	50.1
Total assets	$1,924.7	$1,842.7
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$10.3	$22.5
Accounts payable and accrued expenses	237.1	215.3
Operating lease liabilities	10.5	8.1
Finance lease liabilities	6.3	3.8
Income taxes payable	3.2	-
Total current liabilities	267.4	249.7
Long-term debt, less current installments	396.4	502.6
Operating lease liabilities	37.9	29.7
Finance lease liabilities	32.5	33.2
Postretirement benefit liabilities	32.7	35.3
Pension benefit liabilities	24.3	24.6
Other long-term liabilities	33.9	28.4
Income taxes payable	6.1	15.0
Deferred income taxes	192.8	167.1
Total non-current liabilities	756.6	835.9
Shareholders' equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,300,018 shares issued and 42,916,593 shares outstanding as of December 31, 2025 and 63,176,007 shares issued and 43,561,649 shares outstanding as of December 31, 2024	0.6	0.6
Capital in excess of par value	617.2	604.0
Retained earnings	1,814.1	1,560.7
Treasury stock, at cost, 20,383,425 shares as of December 31, 2025 and 19,614,358 shares as of December 31, 2024	(1,428.1)	(1,298.0)
Accumulated other comprehensive (loss)	(103.1)	(110.2)
Total shareholders' equity	900.7	757.1
Total liabilities and shareholders' equity	$1,924.7	$1,842.7

See accompanying Notes to Consolidated Financial Statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollar amounts in millions, except share and per share data)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
December 31, 2022	45,572,185	$0.6	$573.6	$1,169.9	17,364,635	$(1,109.0)	$(100.1)	$535.0
Stock issuance, net	115,701	-	0.1	-	1,819	(0.1)	-	-
Cash dividends - $1.042 per common share	-	-	-	(47.1)	-	-	-	(47.1)
Share-based employee compensation	-	-	18.0	-	-	-	-	18.0
Net earnings	-	-	-	223.8	-	-	-	223.8
Other comprehensive (loss)	-	-	-	-	-	-	(4.6)	(4.6)
Acquisition of treasury stock	(1,785,825)	-	-	-	1,785,825	(133.3)	-	(133.3)
December 31, 2023	43,902,061	$0.6	$591.7	$1,346.6	19,152,279	$(1,242.4)	$(104.7)	$591.8

Stock issuance, net	121,667	-	-	-	-	-	-	-
Cash dividends - $1.148 per common share	-	-	-	(50.8)	-	-	-	(50.8)
Share-based employee compensation	-	-	12.3	-	-	-	-	12.3
Net earnings	-	-	-	264.9	-	-	-	264.9
Other comprehensive (loss)	-	-	-	-	-	-	(5.5)	(5.5)
Acquisition of treasury stock	(462,079)	-	-	-	462,079	(55.6)	-	(55.6)
December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1

Stock issuance, net	124,011	-	-	-	-	-	-	-
Cash dividends - $1.263 per common share	-	-	-	(55.3)	-	-	-	(55.3)
Share-based employee compensation	-	-	13.2	-	-	-	-	13.2
Net earnings	-	-	-	308.7	-	-	-	308.7
Other comprehensive income	-	-	-	-	-	-	7.1	7.1
Acquisition of treasury stock	(769,067)	-	-	-	769,067	(130.1)	-	(130.1)
December 31, 2025	42,916,593	$0.6	$617.2	$1,814.1	20,383,425	$(1,428.1)	$(103.1)	$900.7

See accompanying Notes to Consolidated Financial Statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$308.7	$264.9	$223.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	120.4	103.2	89.2
Deferred income taxes	24.1	0.2	(0.8)
Share-based compensation	21.9	18.3	18.8
Equity earnings from unconsolidated affiliates, net	(112.3)	(103.4)	(89.3)
Loss related to change in fair value of contingent consideration	1.4	1.6	0.1
(Gain) loss on sales of fixed assets, net	(0.8)	0.6	-
Payments of contingent consideration in excess of acquisition-date fair value	(0.7)	-	(5.0)
Write-off of debt refinancing fees	0.2	-	-
Other non-cash adjustments, net	1.5	(0.1)	(0.5)
Changes in operating assets and liabilities:
Receivables	(7.5)	(24.6)	(1.6)
Inventories	(12.8)	1.9	6.1
Accounts payable and accrued expenses	28.4	27.3	8.0
Income taxes receivable and payable, net	(1.8)	(5.4)	3.2
Other assets and liabilities	(15.2)	(17.7)	(18.5)
Net cash provided by operating activities	355.5	266.8	233.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(109.4)	(82.8)	(83.8)
Return of investment from joint venture	113.0	97.8	96.9
Acquisitions, net of cash acquired	(13.9)	(123.5)	(26.5)
Investment in unconsolidated affiliate	-	(5.5)	-
Proceeds from the sales of fixed assets	1.0	24.3	-
Proceeds from company-owned life insurance, net	5.7	10.4	3.0
Net cash (used for) investing activities	(3.6)	(79.3)	(10.4)
Cash flows from financing activities:
Proceeds from revolving credit facility	10.0	138.0	55.0
Payments of revolving credit facility	(110.0)	(178.0)	(120.0)
Proceeds from long-term debt	410.6	-	-
Payments of long-term debt	(427.5)	(22.5)	-
Financing costs	(2.6)	-	-
Payments for finance leases	(5.8)	(3.3)	(2.7)
Dividends paid	(55.2)	(50.6)	(46.9)
Payments of tax withholdings for share-based compensation plans, net of issuances	(8.7)	(4.9)	(1.8)
Payments of acquisition-related contingent consideration	(0.8)	-	(10.2)
Payments for treasury stock acquired, including excise taxes	(128.9)	(56.3)	(132.0)
Other financing activities	(0.4)	-	-
Net cash (used for) financing activities	(319.3)	(177.6)	(258.6)
Effect of exchange rate changes on cash and cash equivalents	0.8	(1.4)	0.3
Net increase (decrease) in cash and cash equivalents	33.4	8.5	(35.2)
Cash and cash equivalents at beginning of year	79.3	70.8	106.0
Cash and cash equivalents at end of year	$112.7	$79.3	$70.8
Supplemental cash flow disclosures:
Interest paid	$29.7	$37.4	$33.9
Income tax payments, net	69.3	87.6	72.1
Amounts in accounts payable for capital expenditures	6.7	4.9	2.4
Purchases of property, plant and equipment through vendor financing	3.1	1.1	-

See accompanying Notes to Consolidated Financial Statements beginning on page 44.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 1. BUSINESS

Armstrong World Industries, Inc. (“AWI”) is a Pennsylvania corporation incorporated in 1891. When we refer to “AWI,” the “Company,” “we,” “our” and “us” in these notes, we are referring to AWI and its subsidiaries.

Acquisitions and Investments in Unconsolidated Affiliates

In December 2025, we acquired all of the issued and outstanding stock of FGM-Parallel LLC (“Parallel”), based in Englewood, Colorado. Parallel is a designer and manufacturer of extruded aluminum products primarily used in exterior architectural applications. The operations, assets and liabilities of Parallel are included in our Architectural Specialties segment.

In September 2025, we acquired all of the issued and outstanding stock of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

In December 2024, we acquired all of the issued and outstanding stock of A. Zahner Company (“Zahner”), based in Kansas City, Missouri. Zahner is a designer and manufacturer of exterior metal architectural solutions. The operations, assets and liabilities of Zahner are included in our Architectural Specialties segment.

In April 2024, we acquired all of the issued and outstanding membership interests in 3form, LLC (“3form”), based in Salt Lake City, Utah, from Hunter Douglas, Inc. 3form is a designer and manufacturer of architectural resin and glass products used for specialty walls, partitions and ceilings. The operations, assets and liabilities of 3form are included in our Architectural Specialties segment.

In January 2024, we entered into a strategic partnership and equity investment in Overcast Innovations LLC (“Overcast”) with McKinstry Essention, LLC whereby we contributed $5.5 million in exchange for an initial 19.5% ownership interest in Overcast (currently 19.2%). Overcast is a solutions company offering prefabricated ceiling cloud systems, modular grid platforms and engineering design services to reduce waste and inefficiencies in the built environment. Our investment and equity earnings and losses in Overcast are included in our Unallocated Corporate segment.

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

Reclassifications. Certain amounts in the prior year’s Consolidated Financial Statements and Notes have been recast to conform to the 2025 presentation, most notably revised income tax disclosures. See the subheading, “Recently Adopted Accounting Standards” below and Note 15 for additional information.

Revenue Recognition. We recognize revenue upon transfer of control of our products to the customer, which typically occurs upon shipment. Our main performance obligation to our customers is the delivery of products in accordance with purchase orders. Each purchase order confirms the transaction price for the products purchased under the arrangement. Direct sales to building materials distributors, home centers, direct customers and retailers represent the majority of our sales. Our standard sales terms are Free On

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

Board (“FOB”) shipping point, with a minor portion of sales terms that are FOB destination. At the point of shipment, the customer is required to pay under normal sales terms. In most cases our normal payment terms are 45 days or less and our sales arrangements do not have any material financing components. Within our Architectural Specialties segment, the majority of revenues are customer project driven, which includes a portion of revenues derived from the sale of customer specified customized products that have no alternative use to us. Revenue for such product sales are recognized over time. Custom project customer arrangements have the potential to produce contract assets or liabilities. Contract liabilities exist when we have received contractual billings but our obligation to transfer the goods or services to a customer remains, and thus revenue is not yet recognized. These liabilities are typically less than one year, as they align with our project completion timing. The manufacturing cycle for most custom products is typically short.

Incremental costs to fulfill our customer arrangements are expensed as incurred, as the amortization period is less than one year.

Our products are sold with normal and customary return provisions. We provide limited warranties for defects in materials or factory workmanship and certain manufacturing defects. Warranties are generally not sold separately to customers. Our product warranties place certain requirements on the purchaser, including installation and maintenance in accordance with our written instructions. In addition to our warranty program, under certain limited circumstances, we will occasionally, at our sole discretion, provide a customer accommodation repair or replacement. Warranty repairs and replacements are most commonly made by professional installers employed by or affiliated with our independent distributors. Reimbursement for costs associated with warranty repairs are provided to our independent distributors through a credit against accounts receivable from the distributor to us. Sales returns and warranty claims have historically not been material and do not constitute separate performance obligations. We often offer incentive programs to our customers, primarily volume rebates and promotions. The majority of our rebates are designated as a percentage of annual customer purchases. We estimate the amount of rebates based on actual sales for the period and accrue for the projected incentive programs’ costs. We record the costs of rebate accruals as a reduction to the transaction price.

See Note 4 to the Consolidated Financial Statements for additional information related to our revenues.

Shipping and Handling Costs. We account for product shipping and handling costs as fulfillment activities and present the associated costs in cost of goods sold in the period in which we sell our product.

Advertising Costs. We recognize advertising expenses as they are incurred. See Note 24 to the Consolidated Financial Statements for additional details.

Research and Development Costs. We expense research and development costs, or product innovation costs, as they are incurred. See Note 24 to the Consolidated Financial Statements for additional details.

Business Combinations. We account for acquisitions under the acquisition method and the results of acquired operations are included in the Consolidated Financial Statements from the acquisition date. Acquisition-related costs are expensed as incurred. We allocate total consideration to the assets acquired and liabilities assumed based on their estimated fair values, with the remaining unallocated amount recorded as goodwill. Goodwill recorded upon acquisition relates to many factors, including the technical competencies and capabilities of the acquired workforce and our strategic intent to integrate and leverage those competencies and capabilities to advance and expand our portfolio of solutions and offerings. Our definite-lived intangible assets are amortized over each respective asset's estimated useful life on a straight-line basis and recorded within our selling, general and administrative (“SG&A”) expenses on our Consolidated Statements of Earnings and Comprehensive Income. The fair value of acquired intangible assets is estimated by applying discounted cash flow models based on significant inputs not observable in the market. Key assumptions are developed based on each acquirees’ historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates.

Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date. Changes in the fair value of contingent consideration liabilities in reporting periods after the acquisition date are recorded within SG&A expenses on our Consolidated Statements of Earnings and Comprehensive Income. Acquisition-related contingent consideration paid is classified as cash flows from financing activities on our Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portions of additional cash consideration paid in excess of the acquisition date fair value are classified as cash flows from operating activities on our Consolidated Statements of Cash Flows.

Pension and Postretirement Benefits. We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. See Note 17 to the Consolidated Financial Statements for additional details.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

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

See Note 15 to the Consolidated Financial Statements for additional details.

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

In September 2025, GMS, Inc., one of our largest distributor customers, was acquired by The Home Depot, Inc. In addition, in October 2025, Foundation Building Materials, Inc., another one of our largest distributor customers, was acquired by Lowe's Companies, Inc.

Gross sales to Lowe's Companies, Inc. (including sales to Foundation Building Materials, Inc.) and The Home Depot, Inc. (including sales to GMS, Inc.) totaled $937.8 million and each individually exceeded 10% of our revenues in 2025. Gross sales to Foundation Building Materials, Inc. and GMS, Inc. individually exceeded 10% of our revenues in 2024 and 2023, and totaled $735.6 million and $631.9 million in 2024 and 2023, respectively. Gross sales to these customers were included within our Mineral Fiber and Architectural Specialties segments.

Receivables. We sell our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade and miscellaneous receivables (which include supply related rebates and other), net of allowances for credit losses, customer credits and warranties, are reported in accounts and notes receivable, net. Cash flows from the collection of receivables are classified as operating cash flows on the Consolidated Statements of Cash Flows.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

Inventories. Inventories are valued at the lower of cost and net realizable value. See Note 7 to the Consolidated Financial Statements for additional details.

Property Plant and Equipment. Property plant and equipment is recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized on a straight-line basis over the assets’ estimated useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 2 to 15 years), computer equipment (depreciated over 4 to 5 years) and office furniture and equipment (depreciated over 5 to 7 years). Within manufacturing equipment, assets that are subject to accelerated obsolescence or wear out quickly, such as dryer components, are generally depreciated over shorter periods while heavy production equipment, such as conveyors and production presses, are generally depreciated over longer periods. Buildings are depreciated over 15 to 30 years, depending on factors such as type of construction and use. Computer software is amortized over 3 to 7 years.

Property, plant and equipment is tested for impairment by asset group when indicators of impairment are present, such as operating losses and/or negative cash flows for each identified asset group. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted future cash flows, we determine the fair value of the asset group based on discounted future cash flows expected to be generated by the asset group, or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants, or estimated salvage value if no sale is assumed. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold. We did not test tangible assets for impairment in 2025, 2024 or 2023 as no indicators of impairment existed.

When assets are disposed of or retired, their costs and related depreciation or amortization are removed from the financial statements, and any resulting gains or losses are normally reflected in cost of goods sold or SG&A expenses depending on the nature of the asset.

See Note 9 to the Consolidated Financial Statements for additional details.

Leases. We enter into operating and finance leases for certain manufacturing plants, warehouses, equipment and automobiles. Our leases have remaining lease terms of up to 12 years. Several leases include options for us to purchase leased items at fair value or renew for up to 10 years, or multiple 10-year renewal periods. Some of our leases include early termination options. We consider all of these options in determining the lease term used to establish our right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any residual value guarantees or material restrictive covenants.

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

See Note 11 to the Consolidated Financial Statements for additional details.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

Investments in unconsolidated affiliates as of December 31, 2025 reflected the equity interest in our 50% investment in our WAVE joint venture and our 19.2% equity interest in Overcast. Both the WAVE joint venture and Overcast investment are reflected within our Consolidated Financial Statements using the equity method of accounting. WAVE is reflected as a component of our Mineral Fiber segment while Overcast is included as a component of our Unallocated Corporate segment.

We use the cumulative earnings approach to determine the appropriate classification of distributions from WAVE on our Consolidated Statements of Cash Flows. For all years presented, cumulative distributions received in prior periods, less distributions that were returns of investment, exceeded our cumulative equity earnings from WAVE as adjusted for the amortization of basis differences. Accordingly, the distributions were reflected as returns of investment within cash flows from investing activities on our Consolidated Statements of Cash Flows for all years presented. Management regularly evaluates its investment in unconsolidated affiliates for impairment. Based on those evaluations, management concluded that its investments were not impaired in 2025, 2024 or 2023. See Note 10 to the Consolidated Financial Statements for additional details.

Goodwill and Intangible Assets. Our definite-lived intangible assets consist primarily of customer relationships (amortized over 3 to 20 years), developed technology (amortized over 10 to 20 years), trademarks and brand names (amortized over 3 to 20 years), acquired internally-developed software (amortized over 5 to 7 years) and non-compete agreements (amortized over 3 to 5 years). We review definite-lived intangible assets for impairment by asset group when indicators of impairment are present, such as operating losses and/or negative cash flows for the respective asset group. If an indication of impairment exists, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted future cash flows, we determine the fair value of the asset group based on discounted future cash flows expected to be generated by the asset group or based on management’s estimated exit price assuming the assets could be sold in an orderly transaction between market participants. If the fair value is less than the carrying value of the asset group, we record an impairment charge equal to the difference between the fair value and carrying value of the asset group. We did not test definite-lived intangible assets for impairment in 2025, 2024 or 2023 as no indicators of impairment existed.

Our indefinite-lived assets include goodwill, trademarks and brand names, with Armstrong representing our primary trademark. Trademarks and brand names are integral to our corporate identity and are expected to contribute indefinitely to our cash flows. Accordingly, they have been assigned an indefinite life. We conduct our annual impairment tests on these indefinite-lived intangible assets and goodwill during the fourth quarter. These assets undergo more frequent tests if an indication of possible impairment exists. When performing an impairment test for indefinite-lived intangible assets and goodwill, we compare the carrying amount of the asset (when testing indefinite-lived intangible assets) and reporting unit (when testing goodwill) to the estimated fair value. For indefinite-lived intangible assets, the estimated fair value is based on discounted future cash flows using the relief from royalty method. For goodwill, the estimated fair value is based on discounted future cash flows expected to be generated by the reporting unit. If the fair value is less than the carrying value of the asset/reporting unit, we record an impairment charge equal to the difference between the fair value and carrying value of the asset/reporting unit. We did not test indefinite-lived intangible assets for impairment during any interim periods during 2025, as no indicators of impairment existed. We completed our annual impairment test in the fourth quarter of 2025. No impairment charges were recorded in 2025, 2024 or 2023.

See Note 12 to the Consolidated Financial Statements for additional details.

Foreign Currency. Assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated to U.S. dollars using the period-end exchange rate. Revenues and expenses are translated at average exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive (loss) (“AOCL”) within shareholders' equity. Gains or losses on foreign currency transactions are recognized through earnings.

Derivatives. We use derivatives to offset the effect of interest rate variability. Derivatives are recognized on the balance sheet at fair value. For derivatives that meet the criteria as designated cash flow hedges, the changes in the fair value of the derivative are recognized in other comprehensive income (loss) until the hedged item is recognized in operations. See Notes 18 and 19 to the Consolidated Financial Statements for further discussion.

Share-based Employee Compensation. We generally recognize share-based compensation expense on a straight-line basis over the vesting period for the entire award. Compensation expense for performance-based awards with non-market-based conditions are also recognized over the vesting period for the entire award, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures. We estimate forfeitures based on actual historical forfeitures. See Note 21 to the Consolidated Financial Statements for additional information.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

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

Recently Adopted Accounted Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency of income tax disclosures, including expanded statutory‑to‑effective tax rate reconciliations and disaggregation of income taxes by jurisdiction. Effective December 31, 2025, we retrospectively adopted this guidance, resulting in an impact to our income tax disclosures. See Note 15 to the Consolidated Financial Statements for additional details.

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

NOTE 3. NATURE OF OPERATIONS

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate.

Mineral Fiber – produces suspended mineral fiber and fiberglass ceiling systems. Our mineral fiber products offer various performance attributes such as acoustical control, rated fire protection, and energy efficiency, along with other health and sustainability features and aesthetic appeal. Ceiling products are primarily sold to resale distributors, ceiling systems contractors and wholesalers, and retailers (including large home centers). The Mineral Fiber segment also includes the results of WAVE, which manufactures and sells suspension system (grid) products and ceiling component products that are invoiced by both AWI and WAVE. Segment results relating to WAVE consist primarily of equity earnings and reflect our 50% equity interest in the joint venture. Ceiling component products consist of ceiling perimeters and trim, in addition to grid products that support drywall ceiling systems, structural and walkable grid systems. For some customers, WAVE sells its suspension system products to AWI for resale to customers. Mineral Fiber segment results reflect those sales transactions. The Mineral Fiber segment also includes all assets and liabilities not specifically allocated to our Architectural Specialties or Unallocated Corporate segment, including all property and related depreciation associated with our Lancaster, Pennsylvania headquarters. Operating results for the Mineral Fiber segment include a significant majority of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum in various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy conservation and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold primarily to direct customers, primarily ceiling systems contractors, and resale

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

distributors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, our Overcast investment and related equity earnings and losses, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances.

Our Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to segments:

As of and for the year ended 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$1,030.7	$590.1	$-	$1,620.8
Cost of goods sold	603.3	357.4	1.4	962.1
Gross profit (loss)	427.4	232.7	(1.4)	658.7
SG&A expenses	178.9	159.6	1.0	339.5
Loss related to change in fair value of contingent consideration	0.6	0.8	-	1.4
(Gain) loss on sales of fixed assets, net	(0.9)	0.1	-	(0.8)
Equity (earnings) loss from unconsolidated affiliates, net	(113.2)	-	0.9	(112.3)
Segment operating income (loss)	$362.0	$72.2	$(3.3)	$430.9

Segment assets	$1,095.6	$612.7	$216.4	$1,924.7
Investment in unconsolidated affiliates	22.9	-	3.7	26.6
Depreciation and amortization	86.7	33.7	-	120.4
Purchases of property, plant and equipment	86.9	22.5	-	109.4

As of and for the year ended 2024	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$986.0	$459.7	$-	$1,445.7
Cost of goods sold	586.2	276.3	1.6	864.1
Gross profit (loss)	399.8	183.4	(1.6)	581.6
SG&A expenses	180.8	126.7	1.0	308.5
Loss related to change in fair value of contingent consideration	0.2	1.4	-	1.6
Loss on sales of fixed assets, net	0.6	-	-	0.6
Equity (earnings) loss from unconsolidated affiliates, net	(104.3)	-	0.9	(103.4)
Segment operating income (loss)	$322.5	$55.3	$(3.5)	$374.3

Segment assets	$1,063.8	$602.2	$176.7	$1,842.7
Investment in unconsolidated affiliates	22.6	-	4.6	27.2
Depreciation and amortization	80.2	23.0	-	103.2
Purchases of property, plant and equipment	64.3	18.5	-	82.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

As of and for the year ended 2023	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$932.4	$362.8	$-	$1,295.2
Cost of goods sold	574.1	222.4	1.7	798.2
Gross profit (loss)	358.3	140.4	(1.7)	497.0
SG&A expenses	161.9	99.4	1.2	262.5
Loss related to change in fair value of contingent consideration	-	0.1	-	0.1
Equity (earnings) from unconsolidated affiliates, net	(89.3)	-	-	(89.3)
Segment operating income (loss)	$285.7	$40.9	$(2.9)	$323.7

Segment assets	$1,091.9	$421.1	$159.4	$1,672.4
Investment in unconsolidated affiliates	17.4	-	-	17.4
Depreciation and amortization	75.3	13.9	-	89.2
Purchases of property, plant and equipment	67.2	16.6	-	83.8

In 2025, we sold a parcel of land at a Mineral Fiber plant for total proceeds of $1.0 million, with a $0.9 million gain recorded upon sale. In 2024, we sold an idled Mineral Fiber plant in St. Helens, Oregon for total proceeds of $9.4 million, with a $4.6 million gain recorded upon sale. Also in 2024, we sold a parcel of undeveloped land adjacent to our corporate campus in Lancaster, Pennsylvania within our Mineral Fiber segment for total proceeds of $12.8 million. Upon classification to held for sale during the third quarter of 2024, we recognized an impairment loss of $4.9 million and during the fourth quarter of 2024 we recognized a $0.3 million loss upon sale. Finally, in 2024 we sold a building and related land of an Architectural Specialties design center in Chicago, Illinois for total proceeds of $2.1 million, with no gain or loss recorded upon sale. The impact of these transactions is recorded within (gain) loss on sales of fixed assets, net on our Consolidated Statements of Earnings and Comprehensive Income.

The sum of the segments’ operating income (loss) equals the total consolidated operating income as reported on our Consolidated Statements of Earnings and Comprehensive Income. The following table reconciles our total consolidated operating income to earnings before income taxes. These items are only measured and managed on a consolidated basis:

	2025	2024	2023
Total consolidated operating income	$430.9	$374.3	$323.7
Interest expense	33.0	39.8	35.3
Other non-operating (income), net	(2.4)	(12.6)	(9.9)
Earnings before income taxes	$400.3	$347.1	$298.3

Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents net sales allocated to geographic areas based on the shipping location of our selling entities:

	2025	2024	2023
Mineral Fiber:
United States	$954.0	$909.5	$854.2
Canada	76.7	76.5	78.2
Total Mineral Fiber	1,030.7	986.0	932.4

Architectural Specialties:
United States	577.6	448.8	349.3
Canada	12.5	10.9	13.5
Total Architectural Specialties	590.1	459.7	362.8
Total net sales	$1,620.8	$1,445.7	$1,295.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents the geographical location of property, plant and equipment, net, by segment:

	December 31, 2025	December 31, 2024
Mineral Fiber:
United States	$503.7	$477.9
Total Mineral Fiber	503.7	477.9

Architectural Specialties:
United States	121.0	116.6
Canada	6.0	4.3
Total Architectural Specialties	127.0	120.9
Total property, plant and equipment, net	$630.7	$598.8

NOTE 4. REVENUE

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments both manufacture and sell interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions (primarily mineral fiber, fiberglass, metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum) throughout the Americas. We disaggregate revenue based on our product-based segments and major customer channels, as they represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors. Net sales by major customer channel are as follows:

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

Other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders, group purchasing organizations and maintenance, repair and operating supply (“MRO”) companies. This category also includes sales to online customers and original product manufacturers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

The following tables present net sales by major customer channel within the Mineral Fiber and Architectural Specialties segments for the years ended December 31, 2025, 2024 and 2023:

Mineral Fiber	2025	2024	2023
Distributors	$768.2	$716.9	$682.3
Home centers	105.8	107.0	103.5
Direct customers	60.3	60.5	57.1
Other	96.4	101.6	89.5
Total	$1,030.7	$986.0	$932.4

Architectural Specialties	2025	2024	2023
Direct customers	$309.9	$214.6	$159.7
Distributors	254.2	224.9	192.7
Other	26.0	20.2	10.4
Total	$590.1	$459.7	$362.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 5. ACQUISITIONS

2025 ACQUISITIONS

Parallel

In December 2025, we acquired all of the issued and outstanding stock of Parallel for $7.2 million, net of $0.6 million of cash acquired, subject to customary post-closing adjustments for working capital. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $3.7 million, resulting in $4.1 million of goodwill. Included in net tangible assets acquired were operating ROU assets and lease liabilities with a fair value of $1.1 million.

All of the acquired goodwill is deductible for tax purposes. Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Geometrik

In September 2025, we acquired the issued and outstanding shares of Geometrik for $7.5 million, plus additional contingent consideration payable upon the achievement of certain future performance obligations in 2027 and 2028 not to exceed $1.5 million. The purchase price is subject to customary post-closing adjustments for working capital. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.3 million as of the acquisition date. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $1.1 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $0.5 million, inventory of $0.5 million, property, plant and equipment of $1.6 million, operating ROU assets and lease liabilities of $3.8 million and accounts payable and accrued liabilities of $1.3 million. The total fair value of identifiable intangible assets acquired was $1.3 million, resulting in $5.1 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.9 million and backlog of $0.3 million, which are being amortized over a weighted-average life of 15 years and 1 year, respectively.

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

2024 AND 2025 ACQUISITIONS

Consolidated Financial Information

The following table summarizes the Parallel, Geometrik, Zahner and 3form results included on our Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2025 and 2024:

	2025	2024
Net sales	$164.2	$69.6
Operating income (1)	11.7	3.0
(1)
For the years ended December 31, 2025 and 2024, operating income included depreciation and amortization of $16.2 million and $6.5 million, respectively.

Pro forma Financial Information

The following table summarizes aggregate unaudited as reported and pro forma information assuming the acquisitions of Parallel, Geometrik, Zahner and 3form had occurred on January 1, 2023. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets. The unaudited pro forma results do not include any expected benefits from the Parallel, Geometrik, Zahner and 3form acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2023.

	2025	2024	2023
Net sales, pro forma	$1,628.5	$1,522.8	$1,431.2
Net sales, as reported	1,620.8	1,445.7	1,295.2
Earnings before income taxes, pro forma	400.8	344.7	297.8
Earnings before income taxes, as reported	400.3	347.1	298.3

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

2023 ACQUISITIONS

Insolcorp

In October 2023, we acquired a portion of the business of Insolcorp for $1.7 million of cash and additional contingent consideration payable upon the achievement of certain future performance obligations from 2024 through 2031. We, with the assistance of an independent, third-party valuation specialist, determined the estimated fair value of the contingent consideration of $0.7 million as of the acquisition date. The total fair value of tangible assets acquired less liabilities assumed was $0.1 million. The total fair value of identifiable intangible assets acquired was $2.1 million, resulting in $0.2 million of goodwill. Acquired intangible assets were comprised of in-process research and development of $1.7 million and amortizable trademarks of $0.4 million. All acquired intangible assets are being amortized on a straight-line basis over a life of 20 years. All of the acquired goodwill is deductible for tax purposes. See Note 18 to the Consolidated Financial Statements for further information regarding the acquisition-related contingent consideration liability for Insolcorp.

BOK

In July 2023, we acquired all of the issued and outstanding stock of BOK for $13.8 million and additional contingent consideration payable upon the achievement of certain future performance obligations in 2024 and 2025 not to exceed $3.3 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation to determine the estimated fair value of the contingent consideration of $0.8 million as of the acquisition date. The total fair value of tangible assets acquired less liabilities assumed was $1.4 million. The total fair value of identifiable intangible assets acquired was $5.4 million, resulting in $7.8 million of goodwill. Acquired intangible assets were comprised of amortizable patents of $1.9 million, amortizable trademarks of $1.8 million, amortizable customer relationships of $1.4 million, and non-compete agreements of $0.3 million, that are being amortized on a straight-line basis over a weighted-average life of 18, 15, 2 and 3 years, respectively. All of the acquired goodwill is deductible for tax purposes. See Note 18 to the Consolidated Financial Statements for further information regarding the acquisition-related contingent consideration liability for BOK.

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

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

	December 31, 2025	December 31, 2024
Customer receivables	$130.6	$133.0
Miscellaneous receivables	3.6	4.9
Less allowance for warranties, discounts and credit losses	(3.9)	(3.5)
Accounts and notes receivable, net	$130.3	$134.4

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for credit losses.

NOTE 7. INVENTORIES

	December 31, 2025	December 31, 2024
Finished goods	$66.8	$60.4
Goods in process	11.5	7.4
Raw materials and supplies	72.8	68.5
Less LIFO reserves	(26.5)	(26.5)
Total inventories, net	$124.6	$109.8

Approximately 62% and 60% of our total inventory in 2025 and 2024, respectively, were valued on a Last-in, first-out (“LIFO”) basis.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The distinction between the use of different methods of inventory valuation is primarily based on type of inventory, legal entities and/or geographical locations. The following table summarizes the amount of inventory that is not accounted for under the LIFO method.

	December 31, 2025	December 31, 2024
U.S. locations	$43.9	$41.8
Canada locations	3.5	2.6
Total	$47.4	$44.4

The U.S. locations that do not value inventory under the LIFO method generally use the weighted average cost method of inventory valuation. These amounts primarily represent certain finished goods sourced from third party suppliers and inventory from recently acquired entities within our Architectural Specialties segment, for which this method is appropriate based on the type of inventory.

Our Canadian locations use the FIFO method of inventory valuation, or other methods which closely approximate the FIFO method, primarily because the LIFO method is not permitted for local tax reporting purposes. In these situations, a conversion to LIFO would be highly complex and involve excessive cost and effort to achieve under local tax reporting requirements.

NOTE 8. OTHER CURRENT ASSETS

	December 31, 2025	December 31, 2024
Prepaid expenses	$22.5	$19.8
Fair value of derivative assets	-	0.3
Other	1.4	1.4
Total other current assets	$23.9	$21.5

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2025	December 31, 2024
Land	$21.1	$21.2
Buildings	303.2	294.7
Machinery and equipment	871.3	805.6
Computer software	98.4	86.7
Construction in progress	72.6	50.0
Less accumulated depreciation and amortization	(735.9)	(659.4)
Net property, plant and equipment	$630.7	$598.8

NOTE 10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The following table presents equity (earnings) losses from our unconsolidated affiliates for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
WAVE	$(113.2)	$(104.3)	$(89.3)
Overcast	0.9	0.9	-
Equity (earnings) from unconsolidated affiliates, net	$(112.3)	$(103.4)	$(89.3)

As of December 31, 2025 and 2024, our investment in our WAVE joint venture was $22.9 million and $22.6 million, respectively. As of December 31, 2025 and 2024 our investment in Overcast was $3.7 million and $4.6 million, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents combined condensed financial data for our unconsolidated affiliates:

	December 31, 2025	December 31, 2024
Current assets	$110.6	$111.5
Non-current assets	88.9	98.9
Current liabilities	33.8	33.6
Non-current liabilities	360.3	376.6

The following table presents combined financial statement data for our unconsolidated affiliates for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023 (1)
Net sales	$513.5	$492.7	$449.0
Gross profit	312.9	296.9	263.2
Net earnings	230.0	211.1	187.2
(1)
Excludes financial information for Overcast.

Distributions from WAVE in 2025, 2024 and 2023, were $113.0 million, $97.8 million, and $96.9 million, respectively. We did not receive any distributions from Overcast in 2025 or 2024.

In certain markets, we sell WAVE products directly to customers pursuant to specific terms of sale. In those circumstances, we record the sales and associated costs within our Consolidated Financial Statements. The total sales associated with these transactions were $48.8 million, $49.1 million and $47.2 million for the years ended 2025, 2024 and 2023, respectively.

Our recorded investment in WAVE was higher than our 50% share of the carrying values reported in WAVE’s consolidated financial statements by $119.3 million as of December 31, 2025 and $123.6 million as of December 31, 2024. These differences arose from our adoption of fresh-start reporting upon our emergence from Chapter 11 of the U.S. Bankruptcy Code in October 2006, while WAVE’s consolidated financial statements do not reflect fresh-start reporting. The differences are composed of the following fair value adjustments to assets:

	December 31, 2025	December 31, 2024
Property, plant and equipment	$0.4	$0.4
Other intangibles	88.5	92.8
Goodwill	30.4	30.4
Total	$119.3	$123.6

Other intangibles include customer relationships and trademarks. Customer relationships are amortized over 20 years and trademarks have an indefinite life.

See Note 25 to the Consolidated Financial Statements for additional information.

NOTE 11. LEASES

The following table presents our lease costs for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Operating lease cost	$12.2	$10.0	$8.5
Finance lease cost:
Amortization of leased assets	$6.3	$4.2	$3.1
Interest on lease liabilities	2.0	1.4	0.9
Total finance lease cost	$8.3	$5.6	$4.0

Short-term lease expense and variable lease cost were not material for the years ended December 31, 2025, 2024 and 2023 and are excluded from the table above. As of December 31, 2025, we did not have any material leases that have not yet commenced.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents supplemental cash flow information related to our leases for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12.1	$9.6	$8.0
Operating cash flows from finance leases	1.8	1.3	0.8
Financing cash flows from finance leases	5.8	3.3	2.7
ROU assets obtained in exchange for lease liabilities
Operating leases (1)	$18.5	$19.0	$15.8
Finance leases (2)	7.7	13.6	12.3
(1)
During 2025, increases in ROU assets included $4.9 million recognized from the acquisitions of Parallel and Geometrik and a $1.2 million increase from modifications that did not involve obtaining a new ROU asset. During 2024, increases in ROU assets included $13.0 million from the acquisitions of 3form and Zahner and a $4.7 million increase from modifications that did not involve obtaining a new ROU asset. During 2023, increases in ROU assets included a decrease of $1.0 million due to a change in lease classification upon modification and an increase of $0.6 million resulting from modifications that did not involve obtaining a new ROU asset.
(2)
During 2025, there were no modifications or acquired finance leases that involved obtaining a new ROU asset. During 2024, increases in ROU assets included $8.9 million from the acquisition of Zahner and a $1.1 million decrease from modifications that did not involve obtaining a new ROU asset. During 2023, increases in ROU assets included $8.6 million due to a change in lease classification upon modification for an existing manufacturing facility within our Architectural Specialties segment that had a modified expected lease term of 13 years, in addition to an increase of $3.7 million for a lease modification that did not involve obtaining a new ROU asset.

The following table presents the weighted average assumptions used to compute our ROU assets and lease liabilities:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)
Operating leases	5.8	5.7
Finance leases	10.3	11.4
Weighted average discount rate
Operating leases	5.4%	5.6%
Finance leases	5.2%	5.1%

Undiscounted future minimum lease payments as of December 31, 2025, by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

	Operating Leases	Finance Leases
Maturity of lease liabilities
2026	$13.1	$8.2
2027	11.9	7.3
2028	10.1	3.9
2029	5.1	3.1
2030	4.2	3.2
Thereafter	15.3	26.5
Total lease payments	59.7	52.2
Less interest	(11.3)	(13.4)
Present value of lease liabilities	$48.4	$38.8

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

The following table details amounts related to our goodwill and intangible assets:

		December 31, 2025		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$191.6	$170.7	$194.7	$163.9
Developed technology	10-20 years	110.3	87.9	114.8	85.9
Trademarks and brand names	3-20 years	24.4	5.8	23.6	4.3
Software	5-7 years	19.7	11.2	19.7	7.8
Non-compete agreements	3-5 years	7.1	2.6	15.9	5.6
Other	Various	7.4	2.9	9.0	0.5
Total		$360.5	$281.1	$377.7	$268.0
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.8		345.3
Total intangible assets		$706.3		$723.0

Goodwill	Indefinite	$217.8		$203.2

As of December 31, 2025 and 2024, goodwill totaled $217.6 million and $203.0 million, respectively, within our Architectural Specialties segment, and $0.2 million within our Mineral Fiber segment for the same periods. The increase in goodwill as of December 31, 2025 compared to December 31, 2024 was due to changes in the purchase price allocation for Zahner, and the 2025 acquisitions of Parallel and Geometrik, net of foreign exchange movements.

The following table presents the amortization expense related to our intangible assets for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Amortization expense	$25.4	$19.9	$15.3

The expected annual amortization expense for the years 2026 through 2030 are as follows:

2026	$20.6
2027	11.1
2028	9.8
2029	5.6
2030	4.1

NOTE 13. OTHER NON-CURRENT ASSETS

	December 31, 2025	December 31, 2024
Cash surrender value of company-owned life insurance policies	$36.1	$37.6
Investment in employee deferred compensation plans	14.5	11.0
Other	0.3	1.5
Total other non-current assets	$50.9	$50.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2025	December 31, 2024
Payables, trade and other	$123.6	$105.8
Employment costs	40.8	42.4
Deferred revenue	37.2	26.6
Current portion of pension and postretirement liabilities	6.3	7.2
Acquisition-related contingent consideration	1.5	1.5
Other	27.7	31.8
Total accounts payable and accrued expenses	$237.1	$215.3

NOTE 15. INCOME TAXES

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act” (“OBBBA”), resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions. Our federal income tax expense for the year ended December 31, 2025 reflects the impact of the OBBBA, which resulted in an immaterial impact to our effective tax rate and a reduction in our federal cash taxes paid.

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax basis are summarized below. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2023 through 2025, future reversals of existing taxable temporary differences, and projections of future profit before tax.

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

As of December 31, 2025 and 2024, we had $337.2 million and $622.9 million, respectively, of gross state net operating loss (“NOL”) carryforwards expiring between 2026 and 2044. As of December 31, 2025 and 2024, we had capital loss carryforwards of $0.3 million and $5.6 million, respectively, that expire between 2026 and 2036.

As of December 31, 2025 and 2024, we had valuation allowances of $16.6 million and $36.3 million, respectively. As of December 31, 2025, our valuation allowance consisted of $13.3 million for state deferred tax assets related to net operating loss carryforwards, $3.0 million for state deferred tax assets related to state tax credits and $0.3 million for federal and state deferred tax assets related to capital loss carryforwards.

We estimate we will need to generate future taxable income of approximately $106.5 million for state income tax purposes during the respective realization periods (ranging from 2026 to 2044) to be able to fully realize the net deferred income tax assets discussed above. We estimate we will need to generate capital gain income of $0.4 million to fully realize our federal capital loss carryforwards before they expire in 2026. We estimate we will need to generate capital gain income of $157.9 million to fully realize our state capital loss carryforwards before they expire between 2026 and 2036. Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation or insufficient future taxable income prior to expiration of certain deferred tax assets.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents the components of deferred tax assets and liabilities:

	December 31, 2025	December 31, 2024
Deferred income tax assets (liabilities)
Net operating losses	$14.7	$30.0
Postretirement benefits	10.2	11.0
Pension benefit liabilities	7.0	7.3
Deferred compensation	4.3	4.5
State tax credit carryforwards	3.3	3.7
Capital loss carryforwards	0.3	5.6
Capitalized research expenses	2.3	20.5
Lease liabilities	17.0	14.3
Other	10.4	9.9
Total deferred income tax assets	69.5	106.8
Valuation allowances	(16.6)	(36.3)
Net deferred income tax assets	52.9	70.5
Intangibles	(83.9)	(83.9)
Partnerships and investments	(21.9)	(23.7)
Accumulated depreciation	(93.7)	(87.1)
Prepaid pension costs	(25.1)	(22.5)
Inventories	(2.9)	(3.6)
Lease assets	(16.0)	(15.1)
Other	(2.2)	(1.7)
Total deferred income tax liabilities	(245.7)	(237.6)
Net deferred income tax liabilities	$(192.8)	$(167.1)

The following table presents the components of earnings before income taxes and income tax expense for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Earnings before income taxes:
Domestic	$392.7	$342.0	$291.9
Foreign	7.6	5.1	6.4
Total	$400.3	$347.1	$298.3

Income tax expense (benefit):
Current tax expense
U.S. federal	$48.3	$64.0	$59.8
U.S. state and local	16.5	16.3	13.9
Foreign	2.8	1.2	1.7
Total current tax expense	67.6	81.5	75.4

Deferred tax expense (benefit):
U.S. federal	21.8	(0.9)	(3.2)
U.S. state and local	2.9	1.7	2.5
Foreign	(0.7)	(0.1)	(0.2)
Total deferred tax expense (benefit)	24.0	0.7	(0.9)

Total income tax expense:
U.S. federal	70.1	63.1	56.6
U.S. state and local	19.4	18.0	16.4
Foreign	2.1	1.1	1.5
Total income tax expense	$91.6	$82.2	$74.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents net income tax payments for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
U.S. federal	$51.9	$68.3	$58.2
U.S. state and local	15.6	17.8	12.1
Foreign	1.8	1.5	1.8
Total income tax payments, net	$69.3	$87.6	$72.1

The unremitted earnings of our foreign subsidiaries are not permanently reinvested. Accordingly, as of December 31, 2025 and 2024, we have recorded deferred income taxes for foreign withholding taxes of $1.2 million and $0.9 million on approximately $23.6 million and $18.2 million of net undistributed earnings of foreign subsidiaries, respectively.

The following table presents a U.S. federal statutory-to-effective tax rate reconciliation for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory tax	$84.1	21.0%	$72.9	21.0%	$62.6	21.0%
State and local income taxes, net of federal benefit (1)	15.9	4.0	14.5	4.2	13.4	4.5
Foreign tax effects	0.8	0.2	0.6	0.2	0.2	0.1
Effect of cross-border tax laws	(1.1)	(0.3)	(1.3)	(0.4)	(1.1)	(0.4)
Tax credits	(4.6)	(1.1)	(2.0)	(0.6)	(1.9)	(0.6)
Changes in valuation allowances	(4.7)	(1.2)	(8.5)	(2.4)	0.4	0.1
Expiration of deferred income tax assets	5.7	1.4	5.8	1.7	-	-
Non-deductible or non-taxable items	3.2	0.8	3.0	0.9	0.3	0.1
Changes in unrecognized tax benefits:
Releases due to statute expirations	(6.1)	(1.5)	(1.9)	(0.6)	-	-
Other	0.1	-	0.6	0.2	0.6	0.2
Excess tax benefits recognized on share-based compensation	(1.3)	(0.3)	(1.0)	(0.3)	(0.1)	-
Other	(0.4)	(0.1)	(0.5)	(0.2)	0.1	-
Effective taxes	$91.6	22.9%	$82.2	23.7%	$74.5	25.0%
(1)
State taxes in California, Florida, Illinois, New Jersey, New York and Pennsylvania and local taxes in New York City made up the majority (greater than 50 percent) of the tax effect in this category.

We recognize the tax benefits of an uncertain tax position only if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but for which we are uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

We had $12.8 million of Unrecognized Tax Benefits (“UTB”) as of December 31, 2025; $5.7 million ($4.9 million, net of federal benefit) of this amount, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTB’s may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months we estimate that UTB’s may decrease by $0.9 million related to state statutes expiring.

We account for all interest and penalties on uncertain income tax positions as income tax expense. We have $0.5 million and $2.8 million of interest and penalties accrued in non-current income tax payable on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

We had the following activity for UTB’s for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Unrecognized tax benefits balance as of January 1,	$24.5	$26.9	$27.3
Gross change for current-year positions	(0.5)	0.5	0.4
Increase for prior period positions	-	0.2	0.2
Decrease for prior period positions	(0.2)	(0.2)	(0.5)
Decrease due to statute expirations	(11.0)	(2.9)	(0.5)
Unrecognized tax benefits balance as of December 31,	$12.8	$24.5	$26.9

We file income tax returns in the U.S. and various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in Canada and the U.S. Generally, we have open tax years subject to tax audit on average of between three years and six years. The statute of limitations is no longer open for U.S. federal returns before 2022. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for years before 2021. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods.

The following table presents details of non-income tax expenses for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Payroll taxes	$28.2	$23.9	$20.8
Property, franchise and capital stock taxes	5.2	4.8	5.4

NOTE 16. DEBT

	December 31, 2025		December 31, 2024
	Maturity	Amount	Maturity	Amount
Revolving credit facility outstanding	December 2030	$-	December 2027	$100.0
Term Loan A outstanding	December 2030	410.6	December 2027	427.5
Principal debt outstanding		410.6		527.5
Unamortized debt financing costs		(3.9)		(2.4)
Total long-term debt		406.7		525.1
Less current installments of long-term debt		10.3		22.5
Long-term debt, less current installments		$396.4		$502.6

On December 10, 2025, we amended our second amended and restated $950.0 million variable rate senior secured credit facility. The amendment to our senior secured credit facility decreased our principal balance to $910.6 million and is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. The terms of our amended senior secured credit facility resulted in a lower interest rate spread for both the revolving credit facility and Term Loan A (upon refinance, from 1.375% over the Secured Overnight Financing Rate (“SOFR”), plus a 10-basis point SOFR adjustment, to 1.25% over SOFR, with no incremental SOFR basis point adjustment). The interest rate can fluctuate based upon our election of the floating rate, with the applicable margin subject to adjustment based on our consolidated net leverage ratio. We also extended the maturity of both the revolving credit facility and Term Loan A from December 2027 to December 2030. In connection with the refinancing, we incurred $2.7 million of bank, legal and other fees, of which $2.6 million were capitalized. These fees are reflected as a component of long-term debt and amortized into interest expense over the lives of the underlying debt. Additionally, during the fourth quarter of 2025, we wrote off $0.2 million of unamortized debt financing costs, included as a component of interest expense, related to our previous credit facility. We also have a $25.0 million bi-lateral letter of credit facility separate from the senior secured credit facility.

The amended senior secured credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0 and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to consolidated EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of December 31, 2025, we were in compliance with all covenants of the senior secured credit facility.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

Our debt agreements include other restrictions, including restrictions pertaining to the incurrence of additional debt, the redemption, repurchase or retirement of our capital stock, payment of dividends, and certain financial transactions as it relates to specified assets. We currently believe that default under these covenants is unlikely.

The scheduled payments of long-term debt are as follows:

2026	$10.3
2027	10.3
2028	20.5
2029	20.5
2030	349.0

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

	December 31, 2025
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Revolving credit facility	150.0	-	150.0
Total	$175.0	$7.7	$167.3

Other Commitments

In the ordinary course of business, and primarily due to our December 2024 acquisition of Zahner, we provide corporate guarantees and obtain surety bonds to support certain contractual commitments to our customers. As of December 31, 2025 and December 31, 2024, we had $31.4 million and $21.9 million, respectively, of outstanding surety bonds associated with custom manufacturing projects that were issued by reputable third-party surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. Based on our evaluation of the underlying contractual obligations, we do not believe that a material loss is probable, and accordingly, no liability associated with such commitments has been recorded on our Consolidated Balance Sheets.

NOTE 17. PENSION AND OTHER BENEFIT PROGRAMS

DEFINED CONTRIBUTION BENEFIT PLANS

We sponsor several defined contribution plans, which cover substantially all U.S. and non-U.S. employees. Eligible employees may defer a portion of their pre-tax covered compensation on an annual basis. We match employee contributions up to pre-defined percentages. Employee contributions are 100% vested. Employer contributions are vested based on pre-defined requirements. Costs for defined contribution benefit plans were $14.9 million in 2025, $12.7 million in 2024 and $10.4 million in 2023.

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

We have a defined benefit pension plan in Germany which remains from previously discontinued entities. This plan uses assumptions which are consistent with, but not identical to, those of the U.S. plans. The accumulated benefit obligation for the non-U.S. defined benefit pension plan was $2.0 million and $2.1 million as of December 31, 2025 and 2024, respectively.

As a result of our acquisition of Zahner, we are required to make regular contributions to a multi-employer defined benefit pension plan (“Multi-Employer Plan”) under the terms of collective bargaining agreements that cover union-represented employees and that

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

will expire in 2028. Assets contributed to the Multi-Employer Plan may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the Multi-Employer Plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event we choose to stop participating in the Multi-Employer Plan, we may be required to pay a withdrawal liability based on the underfunded status of the plan. Because we believe the Multi-Employer Plan is adequately funded at this time, and we have no current intention of withdrawing from the Multi-Employer Plan, we have not recorded a liability associated with this plan on our Consolidated Balance Sheets. Our contributions to the Multi-Employer Plan for the years ended December 31, 2025 and 2024 were $2.4 million and $0.2 million, respectively, and included as a component of cost of goods sold on our Consolidated Statements of Earnings and Comprehensive Income.

The following tables summarize the balance sheet impact of our U.S. defined benefit pension plans, as well as the related benefit obligations, assets, funded status and rate assumptions. We use a December 31 measurement date for all our defined benefit pension plans.

	2025	2024
Change in benefit obligations:
Benefit obligations as of beginning of period	$319.2	$356.5
Service cost	2.3	2.5
Interest cost	16.6	16.9
Actuarial loss (gain)	2.8	(25.1)
Benefits paid	(16.9)	(31.6)
Benefit obligations as of end of period	$324.0	$319.2

	2025	2024
Change in plan assets:
Fair value of plan assets as of beginning of period	$381.9	$413.4
Actual return on plan assets	30.6	(2.4)
Employer contributions	3.0	2.5
Benefits paid	(16.9)	(31.6)
Fair value of plan assets as of end of period	$398.6	$381.9
Funded status	$74.6	$62.7

	2025	2024
Weighted-average assumptions used to determine benefit obligations at end of period:
Discount rate	5.47%	5.68%
Rate of compensation increase	3.33%	3.33%
Weighted-average assumptions used to determine net periodic benefit cost for the period:
Discount rate	5.67%	5.01%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	3.33%	3.33%

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions for the RIP are determined based on input from investment professionals on the expected performance of the asset classes over 10 to 20 years. The forecasts were averaged to derive consensus passive return forecasts for each asset class. Incremental components were added for the expected return from active management and asset class rebalancing based on historical information obtained from investment consultants. These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.00% for the years ended December 31, 2025 and 2024, respectively.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $322.8 million and $318.1 million as of December 31, 2025 and 2024, respectively. In 2025, the largest contributor to the net actuarial loss affecting the benefit obligations for the defined benefit pension plans was a decrease in discount rate, partially offset by changes in retirement rate and other assumptions. In 2024, the largest contributor to the net actuarial gain affecting the benefit obligations for the defined benefit pension plans was an increase in discount rate, partially offset by changes in census data.

	2025	2024
U.S. pension plans with benefit obligations in excess of assets
RBEP Projected benefit obligation, December 31	$25.1	$25.6
RBEP Accumulated benefit obligation, December 31	25.1	25.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents the components of the pension cost (credit) for the U.S. defined benefit pension plans for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Service cost of benefits earned during the period	$2.3	$2.5	$2.6
Interest cost on projected benefit obligation	16.6	16.9	16.9
Expected return on plan assets	(22.4)	(24.3)	(25.0)
Amortization of net actuarial loss	5.4	5.2	5.4
Net periodic pension cost (credit)	$1.9	$0.3	$(0.1)

For 2025, 2024 and 2023, actuarial gains and losses were amortized over the remaining life expectancy of plan participants, which was approximately 23 years for 2025, 24 years for 2024 and 26 years for 2023 for our U.S. defined benefit pension plans.

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

Each asset class utilized by the RIP has defined asset allocation targets and allowable ranges. The table below shows the asset allocation targets and the December 31, 2025 and 2024 positions for each asset class:

	Target	Position as of December 31,
Asset Class	Weight	2025	2024
Long duration bonds	90.0%	90.0%	90.0%
Equities, real estate and private equity	10.0%	9.0%	10.0%
Cash equivalents, other short-term investments, receivables and payables, net	-	1.0%	-

Pension plan assets are required to be reported and disclosed at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs may be used to measure fair value:

•
Level 1 - Quoted prices in active markets for identical assets or liabilities;
•
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; or
•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table sets forth by level within the fair value hierarchy a summary of the RIP plan assets measured at fair value on a recurring basis:

	Fair Value as of December 31, 2025
Description	Level 1	Level 2	Total
Collective trust funds - bonds	$-	$357.6	$357.6
Collective trust funds - equities	-	33.2	33.2
Cash equivalents, other short-term investments, receivables and payables, net	(0.5)	5.1	4.6
Net assets measured at fair value	$(0.5)	$395.9	$395.4
Investments measured at net asset value per share as a practical expedient			3.2
Net assets			$398.6

	Fair Value as of December 31, 2024
Description	Level 1	Level 2	Total
Collective trust funds - bonds	$-	$342.3	$342.3
Collective trust funds - equities	-	32.0	32.0
Cash equivalents, other short-term investments, receivables and payables, net	(0.5)	4.7	4.2
Net assets measured at fair value	$(0.5)	$379.0	$378.5
Investments measured at net asset value per share as a practical expedient			3.4
Net assets			$381.9

The RIP has investments in alternative investment funds as of December 31, 2025 and 2024 which are reported at fair value. These investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. We have concluded that the NAV reported by the underlying fund approximates the fair value of the investment. These investments are redeemable at NAV under agreements with the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the NAV of the funds and, consequently, the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the U.S. defined benefit pension plan asset’s interest in the funds. As of December 31, 2025, there were no restrictions on redemption of these investments.

The following table sets forth a summary of the RIP’s investments measured at NAV:

	Fair Value as of December 31, 2025
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$3.2	$2.2	Quarterly	60 days

	Fair Value as of December 31, 2024
Description	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate	$3.4	$2.2	Quarterly	60 days

Following is a description of the valuation methodologies used for assets measured at fair value and at NAV.

Collective trust funds – bonds: Consists primarily of collective trust funds and registered investment funds, both of which invest in fixed income securities tailored to institutional investors. There are no readily available market quotations for collective trust funds. The fair value of collective trust funds and registered investment funds have been classified as Level 2 assets above based on the determination that the funds have quoted prices in non-active markets. The funds are priced on a daily basis by their trustee and therefore have a readily determinable fair value; however, the number of trades occurring is not sufficient for the market to be considered active. Investments in pooled funds traded in a non-active market were valued at bid price and classified as Level 2 assets above.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

Collective trust funds – equities: Represents collective trust funds holding equity investments, fixed income securities, commodity futures contracts, and other short-term securities. The fair value of collective trust funds have been classified as Level 2 assets above based on the determination that the funds have quoted prices in non-active markets. The funds are priced on a daily basis by their trustee and therefore have a readily determinable fair value; however, the number of trades occurring is not sufficient for the market to be considered active.

Cash equivalents, other short-term investments, receivables and payables, net: Consists primarily of cash and cash equivalents, and plan receivables/payables. The carrying amounts of cash and cash equivalents and receivables/payables approximate fair value due to the short-term nature of these instruments and have been classified as Level 1 assets above. Receivables and payables consist primarily of receivables related to liquidated investment positions for which proceeds had not been received as of December 31 and accrued fees.

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

	2025	2024
Change in benefit obligations:
Benefit obligation as of beginning of period	$39.4	$47.6
Interest cost	2.0	2.2
Plan participant contributions	1.4	1.5
Actuarial gain	(0.3)	(5.0)
Benefits paid	(6.3)	(6.9)
Benefit obligations as of end of period	$36.2	$39.4

	2025	2024
Change in plan assets:
Fair value of plan assets as of beginning of period	$-	$-
Employer contributions	4.9	5.4
Plan participant contributions	1.4	1.5
Benefits paid	(6.3)	(6.9)
Fair value of plan assets as of end of period	$-	$-
Funded status	$(36.2)	$(39.4)

	2025	2024
Weighted-average discount rate used to determine benefit obligations at end of period	5.35%	5.59%
Weighted-average discount rate used to determine net periodic benefit cost for the period	5.59%	4.96%

In 2025, the largest contributor to the actuarial gain affecting the benefit obligation for the postretirement plans was an update to the per capita claims assumption and retirement rates, partially offset by updated healthcare cost trend rates and a decrease in the discount rate. In 2024, the largest contributor to the actuarial gains affecting the benefit obligation for the postretirement plans was an update to the per capita claims assumption and an increase in the discount rate, partially offset by updated healthcare cost trend rates.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table presents the components of postretirement benefit cost (credit) for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Interest cost on accumulated postretirement benefit obligation	$2.0	$2.2	$2.9
Amortization of prior service credit	(0.1)	(0.2)	(0.3)
Amortization of net actuarial gain	(1.7)	(8.6)	(5.9)
Net periodic postretirement benefit cost (credit)	$0.2	$(6.6)	$(3.3)

The change in amortization of net actuarial gain for 2025 in comparison to 2024 was due to an increase in amortization period. For 2025, the amortization period was updated to equal the expected remaining life expectancy of plan participants. In 2024 and 2023, actuarial gains were amortized over the expected remaining service period of plan participants. For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 8.6% for pre-65 retirees and 18.4% for post-65 retirees was assumed for 2025, decreasing ratably to an ultimate rate of 4.5% in 2036.

Amounts recognized in assets (liabilities) on the Consolidated Balance Sheets at year end consist of:

	U.S. Pension Plans		Non-U.S. Pension Plan		Retiree Health and Life Insurance Benefits
	2025	2024	2025	2024	2025	2024
Prepaid pension costs	$99.7	$88.3	$-	$-	$-	$-
Accounts payable and accrued expenses	(2.7)	(2.9)	(0.1)	(0.2)	(3.5)	(4.1)
Postretirement benefit liabilities	-	-	-	-	(32.7)	(35.3)
Pension benefit liabilities	(22.4)	(22.7)	(1.9)	(1.9)	-	-
Net amount recognized	$74.6	$62.7	$(2.0)	$(2.1)	$(36.2)	$(39.4)

Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Plans		Retiree Health and Life Insurance Benefits
	2025	2024	2025	2024
Net actuarial (loss) gain	$(158.0)	$(168.7)	$24.0	$25.4
Prior service credit	-	-	0.6	0.7
Accumulated other comprehensive (loss) income	$(158.0)	$(168.7)	$24.6	$26.1

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

	U.S. Pension Benefits (1)	Retiree Health and Life Insurance Benefits, Net
2026	$21.2	$3.5
2027	21.8	3.4
2028	22.8	3.3
2029	23.2	3.0
2030	23.8	3.1
2031 - 2035	122.4	12.5
(1)
We were not required and did not make contributions to the RIP during 2025, 2024 or 2023 as, based on guidelines established by the Pension Benefit Guaranty Corporation, the RIP had sufficient assets to fund its distribution obligations. Benefit payments to RIP participants have been made directly from the RIP while benefit payments under the RBEP are funded by the Company.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 18. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	December 31, 2025		December 31, 2024
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Liabilities, net
Total long-term debt, including current portion	$(406.7)	$(406.7)	$(525.1)	$(525.1)
Interest rate swap contracts	(3.4)	(3.4)	(1.5)	(1.5)
Acquisition-related contingent consideration	(3.4)	(3.4)	(3.2)	(3.2)

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based on data for our Term Loan A debt provided by a major financial institution. The fair value estimates for interest rate swap contracts were estimated with the assistance of an independent, third-party valuation expert and verified by obtaining quotes from major financial institutions. The fair value estimates for acquisition-related contingent consideration liabilities that are payable based on future performance were measured primarily through the use of a Monte Carlo simulation by an independent, third-party valuation specialist.

As of December 31, 2025, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to the September 2025 acquisition of Geometrik, the October 2023 acquisition of Insolcorp and the July 2023 acquisition of BOK that will be paid upon the final achievement of certain financial and performance milestones. As of December 31, 2024, acquisition-related contingent consideration liabilities represented additional cash consideration payable related to the acquisition of Insolcorp and the acquisition of BOK based upon the final achievement of certain financial and performance milestones.

The classification of acquisition-related contingent consideration liabilities on our Consolidated Balance Sheets is summarized below:

Balance Sheet Location	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses (1)	$1.5	$1.5
Other long-term liabilities (2)	1.9	1.7
(1)
Acquisition-related contingent consideration related to financial and performance milestones for the BOK acquisition.
(2)
Acquisition-related contingent consideration related to future financial and performance milestones for the Geometrik and Insolcorp acquisitions as of December 31, 2025, and future financial and performance milestones for the BOK and Insolcorp acquisitions as of December 31, 2024.

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets is summarized below:

	December 31, 2025		December 31, 2024
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Liabilities, net:
Interest rate swap contracts	$(3.4)	$-	$(1.5)	$-
Acquisition-related contingent consideration	-	(1.9)	-	(1.7)

Acquisition-related contingent consideration of $1.9 million and $1.7 million as of December 31, 2025 and 2024, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated discount rates. Acquisition-related contingent consideration liabilities of $1.5 million related to the BOK acquisition as of December 31, 2025 and 2024 have been excluded from the table above as these liabilities were not measured based on Level 3 inputs as performance milestone achievements were known.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table summarizes the weighted average of the significant unobservable inputs as of December 31, 2025:

	Geometrik	Insolcorp
Unobservable input
Volatility	23.4%	25.9%
Discount rates	3.6%	3.6%

The changes in fair value of the acquisition-related contingent consideration liabilities for the years ended December 31, 2025, 2024 and 2023 were as follows:

Fair Value of Contingent Consideration
Balance as of December 31, 2022	$15.2
Cash consideration paid	(15.2)
Acquisition date fair value of BOK contingent consideration	0.8
Acquisition date fair value of Insolcorp contingent consideration	0.7
Loss related to change in fair value of contingent consideration	0.1
Balance as of December 31, 2023	$1.6
Loss related to change in fair value of contingent consideration	1.6
Balance as of December 31, 2024	$3.2
Cash consideration paid	(1.5)
Acquisition date fair value of Geometrik contingent consideration	0.3
Loss related to change in fair value of contingent consideration	1.4
Balance as of December 31, 2025	$3.4

During 2025, 2024 and 2023, the changes in fair value were primarily due to changes in financial projections over each entity’s earn-out periods and changes in valuation inputs.

During 2025, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. During 2023, we paid $15.2 million of additional cash consideration for the acquisition of Turf Design, Inc., which represented the final achievement of certain financial and performance milestones through December 31, 2022.

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

Counterparty Risk

We enter into derivative transactions only with established financial institution counterparties having an investment-grade credit rating. We monitor counterparty credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor do we receive cash collateral with any counterparty for our derivative transactions. These ISDAs do not have any credit-contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled and we consider the risk of counterparty default to be negligible.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

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

These swaps are designated as cash flow hedges against changes in the SOFR for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of December 31, 2025:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2025 to March 2026	$50.0	USD-SOFR	March 27, 2025
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024

Under the terms of the interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of December 31, 2025 and 2024. We did not have any derivative assets or liabilities not designated as hedging instruments as of December 31, 2025 or 2024. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate swap contracts	Other current assets	$-	$0.3	Accounts payable and accrued expenses	$0.8	$0.3
				Other long-term liabilities	2.6	1.5

	Amount of (Loss) Gain Recognized in AOCL			Location of Gain Reclassified from AOCL into Net Earnings	Gain Reclassified from AOCL into Net Earnings
	2025	2024	2023		2025	2024	2023
Derivatives in cash flow hedging relationships
Interest rate swap contracts	$(1.6)	$3.3	$(0.6)	Interest expense	$0.2	$5.5	$11.5

As of December 31, 2025, the amount of existing losses in AOCL expected to be recognized in net earnings over the next twelve months was $2.0 million.

NOTE 20. OTHER LONG-TERM LIABILITIES

	December 31, 2025	December 31, 2024
Long-term deferred compensation arrangements	$14.7	$12.9
Long-term environmental liabilities	4.1	4.2
Fair value of derivative liabilities	2.6	1.5
Acquisition-related contingent consideration	1.9	1.7
Other	10.6	8.1
Total other long-term liabilities	$33.9	$28.4

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 21. SHARE-BASED COMPENSATION PLANS

The 2022 Equity and Cash Incentive Plan (“2022 ECIP”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards, performance-based awards and cash awards to officers and key employees. The 2022 ECIP authorizes us to issue up to 2,651,472 shares of common stock, and expires on June 15, 2032, after which time no further awards may be made. As of December 31, 2025, 2,365,959 shares were available for future grants under the 2022 ECIP, which includes anticipated future adjustments to shares for performance-based awards that have been previously granted.

The 2016 Directors Stock Unit Plan (“2016 Director’s Plan”) authorizes us to issue stock units to non-employee directors and expires on July 8, 2026. The 2016 Director’s Plan authorizes us to issue up to 250,000 shares of common stock, which includes all shares that have been issued under the 2016 Director’s Plan. As of December 31, 2025, 119,616 shares were available for future grants under the 2016 Director’s Plan.

The 2020 Inducement Award Plan (“2020 Inducement Plan”) authorizes us to issue stock options, stock appreciation rights, restricted stock awards and stock units to key employees and expires on December 14, 2030, after which time no further awards may be made. The 2020 Inducement Plan authorizes us to issue up to 19,000 shares of common stock. As of December 31, 2025, 8,903 shares were available for future grants under the 2020 Inducement Plan. As of December 31, 2025 and 2024 there were no shares outstanding under the 2020 Inducement Plan.

The following table presents information related to stock option exercises for 2024 and 2023. There were no stock options exercised for 2025.

	2024	2023
Total intrinsic value of stock options exercised	$0.3	$1.3
Cash proceeds received from stock options exercised	1.4	0.2
Tax deduction realized from stock options exercised	0.1	0.3

The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model. There have been no option grants since 2014 and there were no outstanding stock options as of December 31, 2025 and 2024.

In 2025 we also granted non-vested stock awards in the form of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). A summary of the 2025 activity related to the RSUs and PSUs is as follows:

	Non-Vested Stock Awards
	RSUs		PSUs
	Number of shares (thousands)	Weighted- average fair value at grant date	Number of shares (thousands)	Weighted- average fair value at grant date
December 31, 2024	231.8	$88.46	261.0	$108.09
Granted	47.8	157.15	56.2	161.61
Performance adjustments	-	-	29.7	83.75
Vested	(34.5)	(91.12)	(136.4)	(101.42)
Forfeited	(3.4)	(106.32)	(3.4)	(125.62)
December 31, 2025	241.7	$101.37	207.1	$128.22

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

RSUs and PSUs with non-market based performance conditions are measured at fair value based on the closing price of our stock on the date of grant. In 2025 and 2024, we granted 28,141 and 31,118 PSUs, respectively, with market-based performance conditions that

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

are valued through the use of a Monte Carlo simulation. The weighted average assumptions for PSUs measured at fair value through the use of a Monte Carlo simulation are presented in the table below.

	2025	2024
Weighted-average grant date fair value of market-based PSUs granted (dollars per award)	$170.96	$164.22
Assumptions
Risk-free rate of return	4.0%	4.4%
Expected volatility	26.3%	27.7%
Expected term (in years)	3.1	3.1
Expected dividend yield	0.0%	0.0%

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

As of December 31, 2025 and 2024, there were 18,255 and 31,472 RSUs, respectively, outstanding under the 2016 Director’s Plan not reflected in the non-vested stock awards table above. In 2025 and 2024, we granted 5,694 and 7,041 RSUs, respectively, to non-employee directors. These awards generally have a vesting period of one year, and as of December 31, 2025 and 2024, 12,561 and 24,431 shares, respectively, were vested but not yet delivered. The awards are generally payable upon vesting or the director’s deferral election. As of December 31, 2025 and 2024, all outstanding awards earn dividends during the vesting period that are subject to forfeiture if the underlying award does not vest.

We recognize share-based compensation expense on a straight-line basis over the vesting period. Share-based compensation cost was $21.9 million ($16.5 million net of tax benefit) in 2025, $18.3 million ($13.7 million net of tax benefit) in 2024, and $18.8 million ($14.1 million net of tax benefit) in 2023.

As of December 31, 2025, there was $22.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 22. EMPLOYEE COSTS

	2025	2024	2023
Wages, salaries and incentive compensation	$373.7	$320.2	$282.1
Insurance and other benefit costs	44.7	37.0	32.5
Payroll taxes	28.2	23.9	20.8
Share-based compensation	21.9	18.3	18.8
Defined contribution and defined benefit pension plan expense, net	16.9	13.1	10.4
Total	$485.4	$412.5	$364.6

NOTE 23. SHAREHOLDERS' EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $532.8 million remaining under the Board’s repurchase authorization as of December 31, 2025.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

During 2025, we repurchased 0.8 million shares under the Program for a total cost of $129.0 million, excluding commissions and taxes, or an average price of $167.75 per share. Since inception, we have repurchased 15.4 million shares under the Program for a total cost of $1,167.2 million, excluding commissions and taxes, or an average price of $75.72 per share.

Dividends

In February, April and July 2025, our Board of Directors declared $0.308 per share quarterly dividends, which were paid to shareholders in March, May and August 2025. In October 2025, our Board of Directors declared a $0.339 per share quarterly dividend, which was paid to shareholders in November 2025. On February 18, 2026, our Board of Directors declared a $0.339 per share quarterly dividend to be paid in March 2026.

Accumulated Other Comprehensive (Loss)

The balance of each component of accumulated other comprehensive (loss), net of tax is presented in the table below:

	December 31, 2025	December 31, 2024
Foreign currency translation adjustments	$(0.5)	$(2.2)
Derivative (loss), net	(2.6)	(1.1)
Pension and postretirement adjustments	(100.0)	(106.9)
Accumulated other comprehensive (loss)	$(103.1)	$(110.2)

The amounts and related tax effects allocated to each component of other comprehensive income (loss) for 2025, 2024, and 2023 are presented in the tables below:

	Pre-tax Amount	Tax (Expense) Benefit	After-tax Amount
2025
Foreign currency translation adjustments	$2.1	$(0.4)	$1.7
Derivative (loss), net	(1.8)	0.3	(1.5)
Pension and postretirement adjustments	9.4	(2.5)	6.9
Total other comprehensive income	$9.7	$(2.6)	$7.1

	Pre-tax Amount	Tax Benefit	After-tax Amount
2024
Foreign currency translation adjustments	$(3.9)	$0.7	$(3.2)
Derivative (loss), net	(2.2)	0.6	(1.6)
Pension and postretirement adjustments	(0.7)	-	(0.7)
Total other comprehensive (loss)	$(6.8)	$1.3	$(5.5)

	Pre-tax Amount	Tax Benefit (Expense)	After-tax Amount
2023
Foreign currency translation adjustments	$0.5	$-	$0.5
Derivative (loss), net	(12.1)	3.1	(9.0)
Pension and postretirement adjustments	5.2	(1.3)	3.9
Total other comprehensive (loss)	$(6.4)	$1.8	$(4.6)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

The following table summarizes the activity, by component, related to the change in AOCL for December 31, 2025 and 2024:

	Foreign Currency Translation Adjustments (1)	Derivative Gain (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2023	$1.0	$0.5	$(106.2)	$(104.7)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.7, ($0.8), ($0.8) and ($0.9)	(3.2)	2.5	2.1	1.4
Amounts reclassified from accumulated other comprehensive (loss)	-	(4.1)	(2.8)	(6.9)
Net current period other comprehensive (loss)	(3.2)	(1.6)	(0.7)	(5.5)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(0.4), $0.3, $(1.5) and ($1.6)	1.7	(1.3)	4.3	4.7
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.2)	2.6	2.4
Net current period other comprehensive income	1.7	(1.5)	6.9	7.1
Balance, December 31, 2025	$(0.5)	$(2.6)	$(100.0)	$(103.1)
(1)
Amounts are net of tax.
(2)
Amounts include our 50% share of AOCL components from our WAVE joint venture.

The amounts reclassified from AOCL, and the affected line item of the Consolidated Statements of Earnings and Comprehensive Income, are presented in the table below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item on the Consolidated Statements of Earnings and Comprehensive Income
	2025	2024
Derivative Adjustments:
Interest rate swap contracts, before tax	$(0.2)	$(5.5)	Interest expense
Tax impact	-	1.4	Income tax expense
Total (income), net of tax	(0.2)	(4.1)

Pension and Postretirement Adjustments:
Amortization of prior service credit	(0.1)	(0.2)	Other non-operating (income), net
Amortization of net actuarial loss (gain)	3.7	(3.4)	Other non-operating (income), net
Total loss (income), before tax	3.6	(3.6)
Tax (benefit) expense	(1.0)	0.8	Income tax expense
Total loss (income), net of tax	2.6	(2.8)
Total reclassifications for the period	$2.4	$(6.9)

NOTE 24. SUPPLEMENTAL FINANCIAL INFORMATION

	2025	2024	2023
Selected operating expense
Maintenance and repair costs	$57.2	$52.4	$48.3
Product innovation costs	16.4	15.7	14.5
Advertising costs	10.8	9.1	8.9

Other non-operating (income), net
Interest income	$(2.4)	$(3.8)	$(3.5)
Pension and postretirement (credits)	(0.2)	(8.7)	(5.9)
Other	0.2	(0.1)	(0.5)
Total	$(2.4)	$(12.6)	$(9.9)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 25. RELATED PARTIES

For some customers, we purchase grid products from WAVE for resale to customers. The total amount of these purchases was $30.5 million in 2025, $34.4 million in 2024 and $32.6 million in 2023. We also provide certain selling, promotional and administrative processing services to WAVE for which we receive reimbursement. Those services amounted to $26.7 million in 2025, $26.5 million in 2024, and $27.8 million in 2023. The net amount due to WAVE from us for all of our relationships was $2.2 million as of December 31, 2025 and $3.8 million as of December 31, 2024. See Note 10 to the Consolidated Financial Statements for additional information.

NOTE 26. LITIGATION AND RELATED MATTERS

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

(dollar amounts in millions, except per share data)

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

In September 2010, we entered into an Administrative Order on Consent for a Removal Action (the “Removal Action”) with the EPA to investigate PCB contamination in one of the landfills on our property, the Wastewater Treatment Plant Landfill (“Operable Unit 1”). After completing an investigation of Operable Unit 1 and submitting our final Engineering Evaluation/Cost Analysis, the EPA issued an Action Memorandum in July 2013 selecting our recommended remedy for the Removal Action. The Operable Unit 1 final report was submitted to the EPA in October 2016, the EPA approved the final report in November 2016, and a Post-Removal Control Plan was submitted to the EPA in March 2017. AWI has been conducting operation and maintenance activities of the completed remedy since 2017 consistent with the approved Post-Removal Control Plan.

In September 2015, AWI and other Potential Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of a Remedial Investigation and Feasibility Study (“RI/FS”) with respect to the remainder of the Superfund site, which included the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (“Operable Unit 2”). In the second half of 2022, the EPA and the PRPs agreed to separate all non-groundwater aspects of the site from the ongoing groundwater investigation.

Based on findings in a Remedial Investigation Report (“RIR”) which included relevant risk assessments previously conducted and that was approved by the EPA in July 2023, the PRPs developed and submitted to the EPA a draft Feasibility Study (“FS”) to identify and evaluate potential remedial alternatives for all non-groundwater elements of Operable Unit 2. Following review and comment by the EPA and the State of Georgia and revisions to the FS to address those comments, the EPA conditionally approved the FS in April 2024 and issued a Proposed Remedial Action Plan (“Proposed Plan”) for the non-groundwater elements at the site in May 2024, which included a total cost estimate for the non-groundwater elements at the site of approximately $8 million. In August 2024, the EPA signed the Record of Decision, selecting the remedy outlined in the Proposed Plan. The portion of these remediation costs that AWI will bear for all non-groundwater elements of Operable Unit 2 will not be known until the PRPs resolve the final allocation of costs.

In March 2025, AWI and the other PRPs proposed that the investigation of the groundwater elements of the areas constituting Operable Unit 2 (now designated as “Operable Unit 3”), be completed in conjunction with the groundwater investigation at the adjacent former Macon Naval Ordnance Plant landfill, however, the EPA rejected this request and required two separate remedial investigation reports.

It is probable that we will incur field investigation, engineering and oversight costs associated with designing and implementing the remedy for all non-groundwater elements of Operable Unit 2 and for completing an RI/FS of Operable Unit 3. We may also ultimately incur costs in remediating contamination discovered during the RI/FS for Operable Unit 3, and we are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

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

Prior to our acquisition of the site, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally the

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

costs associated with site investigation. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved an RI/FS work plan for the site in August 2011. In July 2018, the EPA published an Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work and, as part of the Consent Decree Financial Assurance, the Company and Paramount also funded their estimated shares of the Interim Remedy. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan was approved by the EPA in February 2023 and in December 2024, the EPA approved the Pre-Design Investigation Work Plan and related Quality Assurance Project Plan, allowing the pre-design investigation work to start in March 2025.

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

Summary of Financial Position

Total liabilities of $4.1 million and $4.6 million as of December 31, 2025 and 2024, respectively, were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of December 31, 2025 and 2024, $4.1 million and $4.2 million, respectively, of environmental liabilities were reflected within other long-term liabilities on the Consolidated Balance Sheets. As of December 31, 2024, $0.4 million of environmental liabilities were reflected within accounts payable and accrued expenses on the Consolidated Balance Sheets. During 2025, 2024 and 2023, we recorded $0.1 million, $4.5 million, and $0.5 million, respectively, of additional reserves for potential environmental liabilities. As noted above, expenses associated with the additional reserves recorded in 2023 were offset through the release of a portion of the balance of insurance recoveries in excess of cumulative expenses. During 2024, we recorded $4.5 million of additional reserves for potential environmental liabilities, of which, $2.6 million was offset through a release of our remaining environmental insurance recoveries in excess of cumulative expenses, and $1.9 million was recorded as a component of SG&A expenses on our Consolidated Statements of Earnings and Comprehensive Income. Where existing data is sufficient to estimate the liability, that estimate has been used; where only a range of probable liabilities is available and no amount within that range is more likely than any other, the lower end of the range has been used. As assessments and remediation activities progress at each site, these liabilities are reviewed to reflect new information as it becomes available and adjusted to reflect amounts actually incurred and paid. These liabilities are undiscounted.

The estimated environmental liabilities above do not take into account any claims for additional recoveries from insurance or third parties. It is our policy to record insurance recoveries as assets on the Consolidated Balance Sheets when realizable. We incur costs to pursue environmental insurance recoveries, which are expensed as incurred.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in millions, except per share data)

NOTE 27. EARNINGS PER SHARE

The following table is a reconciliation of earnings to earnings attributable to common shares used in our basic and diluted Earnings Per Share (“EPS”) calculations for the years ended December 31, 2025, 2024 and 2023. EPS components may not add due to rounding.

	2025	2024	2023
Net earnings	$308.7	$264.9	$223.8
(Earnings) allocated to participating vested share awards	-	-	(0.1)
Net earnings attributable to common shares	$308.7	$264.9	$223.7

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the years ended December 31, 2025, 2024 and 2023 (shares in millions):

	2025	2024	2023
Basic shares outstanding	43.3	43.7	44.7
Dilutive effect of common stock equivalents	0.3	0.3	0.1
Diluted shares outstanding	43.6	44.0	44.8

Anti-dilutive stock awards excluded from the computation of dilutive EPS for 2025, 2024 and 2023 were 14,579, 9,052 and 46,846, respectively.

NOTE 28. SUBSEQUENT EVENTS

In January 2026, we announced that Director, President and Chief Executive Officer (“CEO”), Victor Grizzle, will transition to Executive Chair of our Board of Directors, and the current Senior Vice President and Chief Operating Officer, Mark Hershey, will succeed Victor Grizzle as Director, President and CEO effective April 1, 2026.

In February 2026, we acquired all of the issued and outstanding stock of Eventscape, Inc. and Eventscape U.S. Holdings Inc. (collectively, “Eventscape”) for $64.1 million, plus additional contingent consideration payable upon the achievement of certain future performance objectives in 2030 not to exceed $7.5 million. Eventscape is a designer, manufacturer and installer of ceilings, walls and facades made of a broad range of materials and is headquartered in Toronto, Ontario, Canada. The operations, assets and liabilities of Eventscape will be included in our Architectural Specialties segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2025. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding individuals who serve as our executive officers required by Item 10 is incorporated by reference to the section entitled “Executive Officers” in the Company’s proxy statement for its 2026 annual meeting of shareholders to be filed no later than April 30, 2026.

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

The Codes of Ethics are available at https://investors.armstrong.com/governance/governance-documents/default.aspx and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer, must be reviewed in advance by the Nominating, Governance and Social Responsibility Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval. The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange. We intend to satisfy these requirements by making disclosures concerning such matters available on the “Investor Relations” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2025 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners, Management and Directors” in the Company’s proxy statement for its 2026 annual meeting of shareholders to be filed no later than April 30, 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2025 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2026 annual meeting of shareholders to be filed no later than April 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners, Management and Directors” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s proxy statement for its 2026 annual meeting of shareholders to be filed no later than April 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the sections entitled “Review of Related Person Transactions” and “Director Independence” in the Company’s proxy statement for its 2026 annual meeting of shareholders to be filed no later than April 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2026 annual meeting of shareholders to be filed no later than April 30, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Listing of Documents
1.
The financial statements and schedule of Armstrong World Industries, Inc. filed as a part of this 2025 Annual Report on Form 10-K is listed in the “Index to Financial Statements and Schedules” on Page 35.
2.
The financial statements required to be filed pursuant to Item 15 of Form 10-K are:

Worthington Armstrong Venture consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023 (filed herewith as Exhibit 99.1).

3.
The following exhibits are filed as part of this 2025 Annual Report on Form 10-K:

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

10.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 10, 2025, by and among Armstrong World Industries, Inc., as Borrower, certain subsidiaries of Armstrong World Industries, Inc. identified therein, as the Guarantors, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and the swing line lender, Citizens Bank, N.A., Manufacturers & Traders Trust Company, PNC Bank, National Association, TD Bank, N.A. and Truist Bank, as co-syndication agents, JPMorgan Chase Bank, N.A. and First National Bank of Pennsylvania, as co-documentation agents, BofA Securities, Inc., Citizens Bank, N.A., Manufacturers & Traders Trust Company, PNC Capital Markets, LLC, TD Bank, N.A., and Truist Securities, Inc., as joint leader arrangers and joint bookrunners and the other lenders party thereto is incorporated by reference from the Current Report on Form 8-K filed on December 16, 2025, wherein it appeared as Exhibit 10.1.

10.3

Amended and Restated Joint Venture Agreement, dated February 22, 2016 between Armstrong Ventures, Inc. and Worthington Ventures, Inc., is incorporated by reference from the Annual Report on Form 10-K filed on February 22, 2016, wherein it appeared as Exhibit 10.12.

10.4

Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc., AWI Licensing LLC and Armstrong Flooring, Inc. and subsequently partially transferred to Zhejiang GIMIG Tech Co., Ltd. in China and to Braeside Mills Investments Pty Ltd in Australia/New Zealand, is incorporated by reference from the Current Report on Form 8-K filed on April 4, 2016, wherein it appeared as Exhibit 10.4.

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

10.8

Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2019 and later years under the 2016 Long-Term Incentive Plan is incorporated by reference from the Annual Report on Form 10-K, filed on February 23, 2021, wherein it appeared as Exhibit 10.25.*‡

10.9

Form of Long-Term Time-Based Restricted Stock Unit Grant for 2022 under the 2016 Long-Term Incentive Plan is incorporated by reference from the Annual Report on Form 10-K, filed on February 22, 2022, wherein it appeared as Exhibit 10.18.*

10.10	Armstrong World Industries, Inc. 2020 Inducement Award Plan, is incorporated by reference from the Registration Statement on Form S-8 filed on December 15, 2020, wherein it appeared as Exhibit 4.4.*
10.11

Nonqualified Deferred Compensation Plan effective January 2005, as amended July 23, 2010 and January 1, 2014 is incorporated by reference from the Annual Report on Form 10-K, filed on February 20, 2024, wherein it appeared as Exhibit 10.13.*

10.12

Armstrong World Industries, Inc. Equity and Cash Incentive Plan effective as of June 16, 2022, in incorporated by reference to Armstrong World Industries, Inc.’s Definitive Proxy Statement on Schedule 14A for the Armstrong World Industries, Inc. 2022 Annual Meeting of Shareholders held on June 16, 2022 filed on April 27, 2022, wherein it appeared as Annex B.*

10.13

Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2022 under the 2022 Equity and Cash Incentive Plan, is incorporated by reference from the Annual Report on Form 10-K filed on February 21, 2023, wherein it appeared as Exhibit 10.17.*‡

10.14

Form of Long-Term Time-Based Restricted Stock Unit Grant for 2022 under the 2022 Equity and Cash Incentive Plan, is incorporated by reference from the Annual Report on Form 10-K filed on February 21, 2023, wherein it appeared as Exhibit 10.18.*

10.15

Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2023 and 2024 under the 2022 Equity and Cash Incentive Plan, is incorporated by reference from the Annual Report on Form 10-K filed on February 20, 2024 wherein it appeared as Exhibit 10.17.*‡

10.16

Form of Long-Term Time-Based Restricted Stock Unit Grant for 2023 and 2024 under the 2022 Equity and Cash Incentive Plan, is incorporated by reference from the Annual Report on Form 10-K filed on February 20, 2024 wherein it appeared as Exhibit 10.18.*

10.17

Form of 2023 Long-Term Time-Based Restricted Stock Unit Grant—Tier 1 (CEO) under the Armstrong World Industries, Inc. Equity and Cash Incentive Plan is incorporated by reference from the Current Report on Form 8-K filed on May 2, 2023, wherein it appeared as Exhibit 10.1.*

10.18	Form of Long-Term Performance-Based Restricted Stock Unit Grant for 2025 under the 2022 Equity and Cash Incentive Plan.*†‡
10.19	Form of Long-Term Time-Based Restricted Stock Unit Grant for 2025 under the 2022 Equity and Cash Incentive Plan.*†
10.20

Retirement Benefit Equity Plan, effective January 1, 2005, as amended October 29, 2007 and December 8, 2008, is incorporated by reference from the Annual Report on Form 10-K, filed on February 26, 2009, wherein it appeared as Exhibit 10.2.*

10.21	Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.1.*
10.22

Form of Stock Unit Grant Agreement under the Armstrong World Industries, Inc. 2016 Directors Stock Unit Plan, is incorporated by reference from the Current Report on Form 8-K filed on July 11, 2016, wherein it appeared as Exhibit 10.3.*

10.23	Offer Letter to Victor D. Grizzle dated March 28, 2016 as superseded by Offer Letter to Victor D. Grizzle dated January 13, 2026.*†
10.24	Offer Letter to Mark A. Hershey dated November 14, 2021 as superseded by Offer Letter to Mark A. Hershey dated January 13, 2026.*†
10.25	Offer Letter to Austin K. So dated January 6, 2022 is incorporated by reference from the Annual Report on Form 10-K, filed on February 22, 2022, wherein it appeared as Exhibit 10.29.*
10.26	Offer Letter to Christopher P. Calzaretta dated June 9, 2022, is incorporated by reference from the Annual Report on Form 10-K filed on February 21, 2023, wherein it appeared as Exhibit 10.28.*

10.27

Form of Indemnification Agreement for Officers and Directors of Armstrong World Industries, Inc. is incorporated by reference from the Report on Form 8-K filed on July 27, 2021, wherein it appeared as Exhibit 10.1.*

10.28

Form of Amended and Restated Severance Agreement with Certain Officers, approved for use on October 26, 2016 is incorporated by reference from the Report on Form 8-K filed on October 31, 2016, wherein it appeared as Exhibit 10.1.*

10.29	Offer Letter to Jill A. Crager dated November 14, 2021 is incorporated by reference from the Annual Report on Form 10-K, filed on February 25, 2025 wherein it appeared as Exhibit 10.33.*
10.30	Offer Letter to Jessica M. Cicali dated February 6, 2026.*†
14	The Armstrong Code of Business Conduct is incorporated by reference from the Annual Report on Form 10-K, filed on February 25, 2025 wherein it appeared as Exhibit 14.
19	Trading in Company Securities By Employees, Officers and Directors is incorporated by reference from the Annual Report on Form 10-K, filed on February 25, 2025 wherein it appeared as Exhibit 19.*
21	Armstrong World Industries, Inc.’s Subsidiaries.†
23.1	Consent of Independent Registered Public Accounting Firm.†
23.2	Consent of Independent Auditors.†
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.†
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.†
32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350.††
32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350.††
97

Armstrong World Industries, Inc. Incentive Compensation Recoupment Policy is incorporated by reference from the Annual Report on Form 10-K, filed on February 20, 2024, wherein it appeared as Exhibit 97.*

99.1	Worthington Armstrong Venture consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.†
101	Inline Interactive Data Files.†
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.

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

ARMSTRONG WORLD INDUSTRIES, INC.
(Registrant)

By:	/s/ Victor D. Grizzle
Director, President and Chief Executive Officer

Date:	February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Victor D. Grizzle	Director, President and Chief Executive Officer	February 24, 2026
Victor D. Grizzle	(Principal Executive Officer)

/s/ Christopher P. Calzaretta	Senior Vice President and Chief Financial Officer	February 24, 2026
Christopher P. Calzaretta	(Principal Financial Officer)

/s/ James T. Burge	Vice President and Controller	February 24, 2026
James T. Burge	(Principal Accounting Officer)

/s/ Richard D. Holder	Director	February 24, 2026
Richard D. Holder

/s/ Kevin P. Holleran	Director	February 24, 2026
Kevin P. Holleran

/s/ Barbara L. Loughran	Director	February 24, 2026
Barbara L. Loughran

/s/ William H. Osborne	Director	February 24, 2026
William H. Osborne

/s/ Kathleen E. Pitre	Director	February 24, 2026
Kathleen E. Pitre

/s/ Wayne R. Shurts	Director	February 24, 2026
Wayne R. Shurts

/s/ Roy W. Templin	Director	February 24, 2026
Roy W. Templin

SCHEDULE II

Armstrong World Industries, Inc., and Subsidiaries

Valuation and Qualifying Reserves

(amounts in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2023
Provision for credit losses	$0.4	$0.4	$(0.4)	$0.4
Provision for discounts	2.1	26.4	(26.4)	2.1
Provision for warranties	0.7	5.4	(5.7)	0.4
Provision for inventory obsolescence	0.3	-	(0.3)	-

2024
Provision for credit losses	$0.4	$1.8	$(1.4)	$0.8
Provision for discounts	2.1	28.7	(28.8)	2.0
Provision for warranties	0.4	5.8	(5.5)	0.7
Provision for inventory obsolescence	-	0.7	(0.4)	0.3

2025
Provision for credit losses	$0.8	$1.2	$(1.0)	$1.0
Provision for discounts	2.0	28.5	(28.2)	2.3
Provision for warranties	0.7	4.8	(4.9)	0.6
Provision for inventory obsolescence	0.3	-	(0.2)	0.1