Form 10-Q
period 2026-03-31
ARMSTRONG WORLD INDUSTRIES INC
filed 2026-04-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of April 23, 2026 – 42,678,835.

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

•
changing economic conditions;
•
dependence on North American construction activity;
•
market competition;
•
continued customer consolidation;

•
information technology disruptions and cybersecurity breaches;
•
dependence on third-party vendors and suppliers;
•
geographic concentration;
•
public health epidemics or pandemics; and
•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended
	March 31,
	2026	2025
Net sales	$409.9	$382.7
Cost of goods sold	254.6	232.8
Gross profit	155.3	149.9
Selling, general and administrative expenses	88.4	78.0
Equity (earnings) from unconsolidated affiliates, net	(27.3)	(26.6)
Operating income	94.2	98.5
Interest expense	7.3	8.5
Other non-operating (income), net	(1.5)	(0.7)
Earnings before income taxes	88.4	90.7
Income tax expense	21.6	21.6
Net earnings	$66.8	$69.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.7)	0.3
Derivative gain (loss), net	1.1	(1.5)
Pension and postretirement adjustments	0.6	0.6
Total other comprehensive income (loss), net of tax	1.0	(0.6)
Total comprehensive income	$67.8	$68.5
Net earnings per share of common stock:
Basic	$1.56	$1.59
Diluted	$1.55	$1.58
Average number of common shares outstanding:
Basic	42.8	43.5
Diluted	43.2	43.8

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$79.8	$112.7
Accounts and notes receivable, net	165.6	130.3
Inventories, net	129.5	124.6
Other current assets	27.5	23.9
Total current assets	402.4	391.5
Property, plant, and equipment, less accumulated depreciation and amortization of $755.8 and $735.9, respectively	624.4	630.7
Operating lease assets	50.5	46.4
Finance lease assets	36.0	35.9
Prepaid pension costs	101.4	99.7
Investments in unconsolidated affiliates	24.2	26.6
Goodwill	256.7	217.8
Intangible assets, net	437.7	425.2
Other non-current assets	52.6	50.9
Total assets	$1,985.9	$1,924.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$10.3	$10.3
Accounts payable and accrued expenses	214.5	237.1
Operating lease liabilities	12.2	10.5
Finance lease liabilities	5.8	6.3
Income taxes payable	19.3	3.2
Total current liabilities	262.1	267.4
Long-term debt, less current installments	469.0	396.4
Operating lease liabilities	40.5	37.9
Finance lease liabilities	31.2	32.5
Postretirement benefit liabilities	32.4	32.7
Pension benefit liabilities	24.0	24.3
Other long-term liabilities	30.4	33.9
Income taxes payable	8.3	6.1
Deferred income taxes	195.1	192.8
Total non-current liabilities	830.9	756.6
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,336,313 shares issued and 42,612,212 shares outstanding as of March 31, 2026 and 63,300,018 shares issued and 42,916,593 shares outstanding as of December 31, 2025	0.6	0.6
Capital in excess of par value	616.9	617.2
Retained earnings	1,866.2	1,814.1
Treasury stock, at cost, 20,724,101 shares as of March 31, 2026 and 20,383,425 shares as of December 31, 2025	(1,488.7)	(1,428.1)
Accumulated other comprehensive (loss)	(102.1)	(103.1)
Total shareholders’ equity	892.9	900.7
Total liabilities and shareholders’ equity	$1,985.9	$1,924.7

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share and per share data)

Unaudited

	Three Months Ended March 31, 2026
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2025	42,916,593	$0.6	$617.2	$1,814.1	20,383,425	$(1,428.1)	$(103.1)	$900.7
Stock issuance, net	36,295	-	-	-	-	-	-	-
Cash dividends - $0.339 per common share	-	-	-	(14.7)	-	-	-	(14.7)
Share-based employee compensation, net	-	-	(0.3)	-	-	-	-	(0.3)
Net earnings	-	-	-	66.8	-	-	-	66.8
Other comprehensive income	-	-	-	-	-	-	1.0	1.0
Acquisition of treasury stock	(340,676)	-	-	-	340,676	(60.6)	-	(60.6)
Balance, March 31, 2026	42,612,212	$0.6	$616.9	$1,866.2	20,724,101	$(1,488.7)	$(102.1)	$892.9

	Three Months Ended March 31, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1
Stock issuance, net	13,145	-	-	-	-	-	-	-
Cash dividends - $0.308 per common share	-	-	-	(13.5)	-	-	-	(13.5)
Share-based employee compensation, net	-	-	3.5	-	-	-	-	3.5
Net earnings	-	-	-	69.1	-	-	-	69.1
Other comprehensive (loss)	-	-	-	-	-	-	(0.6)	(0.6)
Acquisition of treasury stock	(149,876)	-	-	-	149,876	(22.2)	-	(22.2)
Balance, March 31, 2025	43,424,918	$0.6	$607.5	$1,616.3	19,764,234	$(1,320.2)	$(110.8)	$793.4

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$66.8	$69.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29.7	29.3
Deferred income taxes	1.6	(1.7)
Share-based compensation	3.8	4.5
Equity earnings from unconsolidated affiliates, net	(27.3)	(26.6)
Loss related to change in fair value of contingent consideration	-	0.3
Payment of contingent consideration in excess of acquisition-date fair value	(1.5)	(0.7)
Other non-cash adjustments, net	-	0.4
Changes in operating assets and liabilities:
Receivables	(35.8)	(22.3)
Inventories	(4.7)	(7.2)
Accounts payable and accrued expenses	(13.5)	(24.9)
Income taxes receivable and payable, net	16.2	21.5
Other assets and liabilities	(3.2)	(0.7)
Net cash provided by operating activities	32.1	41.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.7)	(19.1)
Return of investment from joint venture	29.6	25.1
Acquisitions, net of cash acquired	(64.8)	-
Proceeds from company owned life insurance, net	1.5	-
Net cash (used for) provided by investing activities	(51.4)	6.0
Cash flows from financing activities:
Proceeds from revolving credit facility	85.0	10.0
Payments of revolving credit facility	(10.0)	(10.0)
Payments of long-term debt	(2.6)	(5.6)
Payments for finance leases	(3.7)	(0.8)
Payment of vendor financed property, plant and equipment purchases	(2.6)	-
Dividends paid	(14.7)	(13.4)
Payments of tax withholdings for share-based compensation plans, net of issuances	(4.0)	(1.0)
Payments of acquisition-related contingent consideration	-	(0.8)
Payments for treasury stock acquired	(60.6)	(22.0)
Net cash (used for) financing activities	(13.2)	(43.6)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1
Net (decrease) increase in cash and cash equivalents	(32.9)	3.5
Cash and cash equivalents at beginning of year	112.7	79.3
Cash and cash equivalents at end of period	$79.8	$82.8
Supplemental cash flow disclosures:
Interest paid	$6.3	$7.8
Income tax payments, net	3.9	1.8
Amounts in accounts payable for capital expenditures	6.2	2.2
Purchases of property, plant and equipment through vendor financing	-	1.6

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2025. These statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the first quarter of 2026 and 2025 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

These Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. The statements include management estimates and judgments, where appropriate. Management utilizes estimates to record many items, including certain asset values, contingent purchase price liabilities, allowances for credit losses, inventory obsolescence and lower of cost and net realizable value charges, warranty reserves, workers’ compensation, general, environmental and other claims, and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information and may confer with outside parties, including external counsel. Actual results may differ from these estimates.

Acquisitions

In February 2026, we acquired all of the issued and outstanding shares of Event Scape Inc. and Eventscape U.S. Holdings Inc. (collectively, “Eventscape”), headquartered in Toronto, Ontario, Canada. Eventscape is a designer, manufacturer and installer of ceilings, walls and facades made of a broad range of materials. The operations, assets and liabilities of Eventscape are included in our Architectural Specialties segment.

In December 2025, we acquired all of the issued and outstanding stock of FGM-Parallel LLC (“Parallel”), based in Englewood, Colorado. Parallel is a designer and manufacturer of extruded aluminum products primarily used in exterior architectural applications. The operations, assets and liabilities of Parallel are included in our Architectural Specialties segment.

In September 2025, we acquired all of the issued and outstanding shares of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses,” which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. Our prospective adoption of this standard on March 31, 2026 had no impact on our disclosures and no material impact on our results of operations, cash flows and financial condition.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and selling, general and administrative (“SG&A”) expenses, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to only impact our disclosures, with no impact to our results of operations, cash flows and financial condition.

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

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Effective April 1, 2026, Director, President and Chief Executive Officer (“CEO”), Victor Grizzle, transitioned to Executive Chair of our Board of Directors, and Mark Hershey, formerly our Senior Vice President and Chief Operating Officer, succeeded Victor Grizzle as Director, President and CEO.

Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to segments:

For the three months ended March 31, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$257.2	$152.7	$-	$409.9
Cost of goods sold	155.3	99.0	0.3	254.6
Gross profit (loss)	101.9	53.7	(0.3)	155.3
SG&A expenses	43.8	44.4	0.2	88.4
Equity (earnings) loss from unconsolidated affiliates, net	(27.4)	-	0.1	(27.3)
Segment operating income (loss)	$85.5	$9.3	$(0.6)	$94.2

Depreciation and amortization	$22.0	$7.7	$-	$29.7
Purchases of property, plant and equipment	13.9	3.8	-	17.7

For the three months ended March 31, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$245.1	$137.6	$-	$382.7
Cost of goods sold	148.0	84.4	0.4	232.8
Gross profit (loss)	97.1	53.2	(0.4)	149.9
SG&A expenses	39.4	38.4	0.2	78.0
Equity (earnings) loss from unconsolidated affiliates, net	(26.8)	-	0.2	(26.6)
Segment operating income (loss)	$84.5	$14.8	$(0.8)	$98.5

Depreciation and amortization	$20.8	$8.5	$-	$29.3
Purchases of property, plant and equipment	14.6	4.5	-	19.1

The following table reconciles our total segment operating income to earnings before income taxes. These items are only measured and managed on a consolidated basis:

	Three Months Ended
	March 31,
	2026	2025
Total segment operating income	$94.2	$98.5
Interest expense	7.3	8.5
Other non-operating (income), net	(1.5)	(0.7)
Earnings before income taxes	$88.4	$90.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following tables present balance sheet information by segment:

As of March 31, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,105.5	$695.4	$185.0	$1,985.9
Investments in unconsolidated affiliates	20.7	-	3.5	24.2

As of December 31, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,095.6	$612.7	$216.4	$1,924.7
Investments in unconsolidated affiliates	22.9	-	3.7	26.6

NOTE 3. REVENUE

Disaggregation of Revenues

Our Mineral Fiber and Architectural Specialties operating segments manufacture and sell interior and exterior architectural applications including ceilings, specialty walls and exterior metal solutions (primarily mineral fiber, fiberglass, metal, felt, architectural resin and glass, wood, wood fiber, and glass-reinforced-gypsum) throughout the Americas. We disaggregate revenue based on our product-based segments and major customer channels, as they represent the most appropriate depiction of how the nature, amount and timing of revenues and cash flows are affected by economic factors. Net sales by major customer channel are as follows:

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

Other – represents net sales to independent retailers and certain national account customers, including wholesalers who re-sell our products to dealers who service builders and maintenance, repair and operating supply (“MRO”) companies. This category also includes sales to online customers and original product manufacturers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

The following tables present net sales by major customer channel within the Mineral Fiber and Architectural Specialties segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
Mineral Fiber	2026	2025
Distributors	$188.3	$180.0
Home centers	30.2	27.0
Direct customers	12.9	14.1
Other	25.8	24.0
Total	$257.2	$245.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Three Months Ended
	March 31,
Architectural Specialties	2026	2025
Direct customers	$80.6	$77.4
Distributors	66.4	54.3
Other	5.7	5.9
Total	$152.7	$137.6

NOTE 4. ACQUISITIONS

Eventscape

In February 2026, we acquired the issued and outstanding shares of Eventscape for $64.6 million, net of $1.3 million of cash acquired, plus additional contingent consideration payable upon the achievement of certain future performance objectives in 2030 not to exceed $7.5 million. The purchase price is subject to customary post-closing adjustments for working capital. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.4 million as of the acquisition date. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $6.5 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $13.5 million, operating ROU assets and lease liabilities of $5.5 million, and accounts payable and accrued liabilities of $6.4 million. The total fair value of identifiable intangible assets acquired was $16.5 million, resulting in $42.0 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $10.4 million and customer relationships of $5.6 million, which are being amortized over a weighted-average life of 15 years and 6 years, respectively.

Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Parallel

In December 2025, we acquired the issued and outstanding stock of Parallel for $7.2 million, net of $0.6 million of cash acquired, subject to customary post-closing adjustments for working capital. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $2.7 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included inventory of $1.4 million, property, plant and equipment of $1.8 million, operating ROU assets and lease liabilities of $1.1 million. The total fair value of identifiable intangible assets acquired was $1.6 million, resulting in $2.9 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.7 million and trade secrets of $0.5 million, which are being amortized over a weighted-average life of 15 years and 20 years, respectively.

Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Geometrik

In September 2025, we acquired the issued and outstanding shares of Geometrik for $7.7 million, plus additional contingent consideration payable upon the achievement of certain future performance obligations in 2027 and 2028 not to exceed $1.5 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.3 million as of the acquisition date. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $1.4 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $0.5 million, inventory of $0.5 million, property, plant and equipment of $1.6 million, operating ROU assets and lease liabilities of $3.8 million and accounts payable and accrued liabilities of $1.3 million. The total fair value of identifiable intangible assets acquired was $1.4 million, resulting in $5.2 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.9 million and backlog of $0.3 million, which are being amortized over a weighted-average life of 15 years and 1 year, respectively.

Consolidated Financial Information

Goodwill from the Eventscape, Parallel and Geometrik acquisitions relates to many factors, including the technical competencies and capabilities of the acquired workforce and our strategic intent to integrate and leverage those competencies and capabilities to advance and expand our portfolio of solutions and offerings. The acquired goodwill associated with the Parallel acquisition is deductible for tax purposes.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

For the three months ended March 31, 2026, net sales of $5.4 million and operating losses of $2.5 million, including $0.2 million of depreciation and amortization, from Eventscape, Parallel and Geometrik are included in our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Pro forma Financial Information

The following table summarizes aggregate unaudited as reported and pro forma information assuming the acquisitions of Eventscape, Parallel and Geometrik had occurred on January 1, 2025. The unaudited pro forma results include the depreciation and amortization associated with the acquired assets. The unaudited pro forma results do not include any expected benefits from the Eventscape, Parallel and Geometrik acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2025.

	Three Months Ended
	March 31,
	2026	2025
Net sales, pro forma	$417.9	$393.2
Net sales, as reported	409.9	382.7
Earnings before income taxes, pro forma	84.1	91.2
Earnings before income taxes, as reported	88.4	90.7

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	March 31, 2026	December 31, 2025
Customer receivables	$168.1	$130.6
Miscellaneous receivables	2.2	3.6
Less allowance for warranties, discounts and credit losses	(4.7)	(3.9)
Accounts and notes receivable, net	$165.6	$130.3

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for credit losses.

NOTE 6. INVENTORIES

	March 31, 2026	December 31, 2025
Finished goods	$70.7	$66.8
Goods in process	12.1	11.5
Raw materials and supplies	74.3	72.8
Less LIFO reserves	(27.6)	(26.5)
Total inventories, net	$129.5	$124.6

NOTE 7. OTHER CURRENT ASSETS

	March 31, 2026	December 31, 2025
Prepaid expenses	$23.4	$22.5
Other	4.1	1.4
Total other current assets	$27.5	$23.9

NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates include our 50% equity interest in Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc., and our 19.2% equity interest in Overcast Innovations LLC (“Overcast”), our strategic partnership and equity investment entered into with McKinstry Essention, LLC. Both the WAVE joint venture and Overcast investment are reflected within our Condensed Consolidated Financial Statements using the equity method of accounting. WAVE is reflected as a component of our Mineral Fiber segment and Overcast is included as a component of our Unallocated Corporate segment.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
WAVE	$(27.4)	$(26.8)
Overcast	0.1	0.2
Equity (earnings) from unconsolidated affiliates, net	$(27.3)	$(26.6)

The following table presents condensed financial statement data for WAVE:

	Three Months Ended
	March 31,
	2026	2025
Net sales	$129.0	$124.1
Gross profit	77.4	75.1
Net earnings	57.2	55.3

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table presents amounts related to our goodwill and intangible assets as of March 31, 2026 and December 31, 2025:

		March 31, 2026		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$197.3	$173.8	$191.6	$170.7
Developed technology	10-20 years	110.6	88.4	110.3	87.9
Trademarks and brand names	3-20 years	35.3	6.1	24.4	5.8
Software	5-7 years	19.7	12.1	19.7	11.2
Non-compete agreements	3-5 years	7.9	3.0	7.1	2.6
Other	Various	7.9	3.5	7.4	2.9
Total		$378.7	$286.9	$360.5	$281.1
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.9		345.8
Total intangible assets		$724.6		$706.3

Goodwill	Indefinite	$256.7		$217.8

As of March 31, 2026 and December 31, 2025, goodwill totaled $256.5 million and $217.6 million, respectively, within our Architectural Specialties segment, and $0.2 million within our Mineral Fiber segment for the same periods. The increase in goodwill as of March 31, 2026 compared to December 31, 2025 was due to the acquisition of Eventscape, partially offset by changes in the purchase price allocations for Parallel and Geometrik and foreign exchange movements.

The following table presents the amortization expense related to our intangible assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Amortization expense	$5.8	$6.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 10. OTHER NON-CURRENT ASSETS

	March 31, 2026	December 31, 2025
Cash surrender value of company-owned life insurance policies	$36.4	$36.1
Investment in employee deferred compensation plans	15.8	14.5
Other	0.4	0.3
Total other non-current assets	$52.6	$50.9

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2026	December 31, 2025
Payables, trade and other	$118.8	$123.6
Deferred revenue	40.4	37.2
Employment costs	19.3	40.8
Current portion of pension and postretirement liabilities	6.3	6.3
Acquisition-related contingent consideration	-	1.5
Other	29.7	27.7
Total accounts payable and accrued expenses	$214.5	$237.1

NOTE 12. INCOME TAX EXPENSE

The following table presents our effective tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Earnings before income taxes	$88.4	$90.7
Income tax expense	21.6	21.6
Effective tax rate	24.4%	23.8%

The increase in the effective tax rate for the first quarter of 2026, in comparison to the same period in 2025, was primarily due to federal investment tax credit benefits recognized in the first quarter of 2025 that did not recur in the first quarter of 2026.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $910.6 million variable rate amended senior secured credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. As of March 31, 2026 and December 31, 2025, the principal balance of our Term Loan A was $408.0 million and $410.6 million, respectively. As of March 31, 2026, borrowings outstanding under our revolving credit facility were $75.0 million. As of December 31, 2025, we had no borrowings outstanding under our revolving credit facility. We also have a $25.0 million bi-lateral letter of credit facility and a $0.7 million letter of credit facility.

We utilize lines of credit and other commercial commitments to ensure that adequate funds are available to meet operating requirements. Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and letter of credit facility. Letters of credit may be issued to third party suppliers, insurance companies and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities:

	March 31, 2026
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Letter of credit facility	0.7	0.5	0.2
Revolving credit facility	150.0	-	150.0
Total	$175.7	$8.2	$167.5

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Other Commitments

In the ordinary course of business, we provide corporate guarantees and obtain surety bonds in support of underlying contractual commitments to our customers. As of March 31, 2026 and December 31, 2025, there were $47.3 million and $31.4 million, respectively, of outstanding surety bonds associated with custom manufacturing projects that were issued by reputable surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. We believe the risk of financial loss associated with our outstanding guarantees and surety bonds is remote and as such, have recorded no liabilities associated with such commitments on our Condensed Consolidated Balance Sheets.

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

The components of net periodic benefit (credits) costs are as follows:

	Three Months Ended
	March 31,
	2026	2025
Pension benefits
Service cost of benefits earned during the period	$0.5	$0.6
Interest cost on projected benefit obligation	3.9	4.2
Expected return on plan assets	(5.8)	(5.6)
Amortization of net actuarial loss	1.3	1.3
Net periodic pension (credit) cost	$(0.1)	$0.5
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.4	$0.5
Amortization of net actuarial gain	(0.5)	(0.4)
Net periodic postretirement (credit) cost	$(0.1)	$0.1

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three months ended March 31, 2026 and 2025.

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

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities, net:
Total long-term debt, including current portion	$(479.3)	$(479.3)	$(406.7)	$(406.7)
Interest rate swap contracts	(2.0)	(2.0)	(3.4)	(3.4)
Acquisition-related contingent consideration	(2.3)	(2.3)	(3.4)	(3.4)

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The classification of acquisition-related contingent consideration liabilities on our Condensed Consolidated Balance Sheets is summarized below:

Balance Sheet Location	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses (1)	$-	$1.5
Other long-term liabilities (2)	2.3	1.9
(1)
Acquisition-related contingent consideration related to financial and performance milestones for the July 2023 acquisition of BOK Modern, LLC (“BOK”) as of December 31, 2025.
(2)
Acquisition-related contingent consideration related to future financial and performance milestones for the February 2026 acquisition of Eventscape, the September 2025 acquisition of Geometrik and the October 2023 acquisition of Insolcorp, LLC (“Insolcorp”) as of March 31, 2026, and future financial and performance milestones for the Geometrik and Insolcorp acquisitions as of December 31, 2025.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	March 31, 2026		December 31, 2025
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Liabilities, net:
Interest rate swap contracts	$(2.0)	$-	$(3.4)	$-
Acquisition-related contingent consideration	-	(2.3)	-	(1.9)

Acquisition-related contingent consideration of $2.3 million and $1.9 million as of March 31, 2026 and December 31, 2025, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated risk-free rates of return. Acquisition-related contingent consideration liabilities of $1.5 million related to the BOK acquisition as of December 31, 2025 has been excluded from the table above because the liability was not measured based on Level 3 inputs as performance milestone achievements were known.

The following table summarizes the weighted average of the significant unobservable inputs as of March 31, 2026:

	Eventscape	Geometrik	Insolcorp
Unobservable input
Volatility	26.2%	23.4%	25.9%
Risk-free rate	3.7%	3.5%	3.6%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The changes in fair value of the acquisition-related contingent consideration liabilities for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
Fair value of contingent consideration as of beginning of period	$3.4	$3.2
Cash consideration paid	(1.5)	(1.5)
Acquisition date fair value of Eventscape contingent consideration	0.4	-
Loss related to change in fair value of contingent consideration	-	0.3
Fair value of contingent consideration as of end of period	$2.3	$2.0

During the three months ended March 31, 2026, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2025 for the BOK acquisition, and was classified as cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows. During the three months ended March 31, 2025, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. The cash consideration paid during the three months ended March 31, 2025 was classified as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.

During the three months ended March 31, 2025, the change in fair value of the acquisition-related contingent consideration was primarily due to changes in financial projections over each entity’s earn-out periods, changes in valuation inputs and the impact of foreign exchange movements. All changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements and excluding foreign exchange movements were recorded as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

Counterparty Risk

We enter into derivative transactions with only established financial institution counterparties having an investment-grade credit rating. We monitor counterparty credit ratings on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We do not post nor do we receive cash collateral with any counterparty for our derivative transactions. These ISDAs do not have any credit-contingent features; however, a default under our bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled and we consider the risk of counterparty default to be negligible.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Interest Rate Risk

We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in Secured Overnight Financing Rate (“SOFR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of March 31, 2026:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024
March 2026 to December 2028	$50.0	USD-SOFR	March 19, 2026

Under the terms of the interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of March 31, 2026 and December 31, 2025. We did not have any derivative assets or liabilities not designated as hedging instruments as of March 31, 2026 or December 31, 2025. The derivative liabilities below are shown gross and have not been netted. We had no derivative assets as of March 31, 2026 or 2025.

	Derivative Liabilities
		Fair Value
	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swap contracts	Accounts payable and accrued expenses	$0.4	$0.8
	Other long-term liabilities	1.6	2.6

	Amount of Gain (Loss) Recognized in AOCL		Location of (Loss) Gain	(Loss) Gain Reclassified from AOCL into Net Earnings
	Three Months Ended		Reclassified from	Three Months Ended
	March 31,		AOCL into	March 31,
	2026	2025	Net Earnings	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$1.0	$(1.5)	Interest expense	$(0.4)	$0.4

As of March 31, 2026, the amount of existing losses in Accumulated Other Comprehensive Loss (“AOCL”) expected to be recognized in net earnings over the next twelve months was $1.2 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $472.8 million remaining under the Board’s repurchase authorization as of March 31, 2026.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

During the three months ended March 31, 2026, we repurchased 0.3 million shares under the Program for a total cost of $60.0 million, excluding commissions and taxes, or an average price of $176.00 per share. Since inception and through March 31, 2026, we have repurchased 15.7 million shares under the Program for a total cost of $1,227.2 million, excluding commissions and taxes, or an average price of $77.89 per share.

Dividends

In February 2026, our Board of Directors declared a $0.339 per share quarterly dividend, which were paid to shareholders in March 2026. On April 24, 2026, our Board of Directors declared a $0.339 per share quarterly dividend to be paid in May 2026.

Accumulated Other Comprehensive (Loss)

The following table summarizes the activity, by component, related to the change in AOCL for the three months ended March 31, 2026 and 2025:

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2025	$(0.5)	$(2.6)	$(100.0)	$(103.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.1, ($0.2), $- and ($0.1)	(0.7)	0.8	-	0.1
Amounts reclassified from accumulated other comprehensive (loss)	-	0.3	0.6	0.9
Net current period other comprehensive (loss) income	(0.7)	1.1	0.6	1.0
Balance, March 31, 2026	$(1.2)	$(1.5)	$(99.4)	$(102.1)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.1), $0.3, $- and $0.2	0.3	(1.2)	-	(0.9)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.3)	0.6	0.3
Net current period other comprehensive income (loss)	0.3	(1.5)	0.6	(0.6)
Balance, March 31, 2025	$(1.9)	$(2.6)	$(106.3)	$(110.8)

(1)
Amounts are net of tax.
(2)
Amounts include our 50% share of AOCL components from our WAVE joint venture.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The amounts classified from AOCL, and the affected line item of the Condensed Consolidated Statements of Earnings and Comprehensive Income, are presented in the table below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)		Affected Line Item on the Condensed Consolidated
	Three Months Ended March 31,		Statements of Earnings
	2026	2025	and Comprehensive Income
Derivative Adjustments:
Interest rate swap contracts, before tax	$0.4	$(0.4)	Interest expense
Tax impact	(0.1)	0.1	Income tax expense
Total loss (income), net of tax	0.3	(0.3)

Pension and Postretirement Adjustments:
Amortization of net actuarial loss	0.8	0.9	Other non-operating (income), net
Total loss, before tax	0.8	0.9
Tax impact	(0.2)	(0.3)	Income tax expense
Total loss, net of tax	0.6	0.6
Total reclassifications for the period	$0.9	$0.3

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

Based on findings in a Remedial Investigation Report (“RIR”) which included relevant risk assessments previously conducted and that was approved by the EPA in July 2023, the PRPs developed and submitted to the EPA a draft Feasibility Study (“FS”) to identify and evaluate potential remedial alternatives for all non-groundwater elements of Operable Unit 2. Following review and comment by the EPA and the State of Georgia and revisions to the FS to address those comments, the EPA conditionally approved the FS in April 2024 and issued a Proposed Remedial Action Plan (“Proposed Plan”) for the non-groundwater elements at the site in May 2024, which included a total cost estimate for the non-groundwater elements at the site of approximately $8 million. In August 2024, the EPA signed the Record of Decision, selecting the remedy outlined in the Proposed Plan. The portion of these remediation costs that AWI will bear for all non-groundwater elements of Operable Unit 2 will not be known until the PRPs resolve the final allocation of costs, with that process to begin in May 2026.

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

Prior to our acquisition of the site, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally the costs associated with site investigation. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved an RI/FS work plan for the site in August 2011. In July 2018, the EPA published an Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work and, as part of the Consent Decree Financial Assurance, the Company and Paramount also funded their estimated shares of the Interim Remedy. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan was approved by the EPA in February 2023 and in December 2024, the EPA approved the Pre-Design Investigation Work Plan and related Quality Assurance Project Plan, allowing the pre-design investigation work to start in March 2025.

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

Summary of Financial Position

Total liabilities of $4.1 million as of March 31, 2026 and December 31, 2025 were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of March 31, 2026 and December 31, 2025, $4.1 million of environmental liabilities were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, we recorded additional reserves for potential environmental liabilities of $0.1 million as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income. During the three months ended March 31, 2025, we did not record any additional reserves for potential environmental liabilities.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

OTHER CLAIMS

From time to time, we are involved in other various lawsuits, claims, proceedings, disputes, inquiries, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, contracts, employees, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, compliance with laws, statutes and regulations and other matters. In connection with those matters, and in addition to our defenses to them, we may have rights of indemnity, contribution or reimbursement from other parties or coverage under applicable insurance policies. When applicable and appropriate, we will seek indemnity, contribution or reimbursement from other parties and pursue coverage and recoveries under those policies, but we are unable to predict the success of our defenses to those matters or the outcome of those demands. While complete assurance cannot be given to the outcome of any proceedings relating to these matters, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 19. NET EARNINGS PER SHARE

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31, 2026 and 2025 (shares in millions):

	Three Months Ended
	March 31,
	2026	2025
Basic shares outstanding	42.8	43.5
Dilutive effect of common stock equivalents	0.4	0.3
Diluted shares outstanding	43.2	43.8

Anti-dilutive stock awards excluded from the computation of dilutive EPS for the three months ended March 31, 2026 and 2025 were 1,708 and 30,196, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements, the accompanying notes, the cautionary note regarding forward-looking statements and risk factors included in this report and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Acquisitions

In February 2026, we acquired all of the issued and outstanding shares of Event Scape Inc. and Eventscape U.S. Holdings Inc. (collectively, “Eventscape”), headquartered in Toronto, Ontario, Canada. Eventscape is a designer, manufacturer and installer of ceilings, walls and facades made of a broad range of materials. The operations, assets and liabilities of Eventscape are included in our Architectural Specialties segment.

In December 2025, we acquired all of the issued and outstanding stock of FGM-Parallel LLC (“Parallel”), based in Englewood, Colorado. Parallel is a designer and manufacturer of extruded aluminum products primarily used in exterior architectural applications. The operations, assets and liabilities of Parallel are included in our Architectural Specialties segment.

In September 2025, we acquired all of the issued and outstanding shares of Geometrik Manufacturing, Inc. (“Geometrik”), based in Kelowna, British Columbia, Canada. Geometrik is a designer and manufacturer of wood acoustical ceiling and wall systems. The operations, assets and liabilities of Geometrik are included in our Architectural Specialties segment.

Manufacturing Plants

As of March 31, 2026, we operated 24 manufacturing plants, including 20 plants located within the U.S. and four plants in Canada.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

distributors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

Unallocated Corporate – includes certain assets, liabilities, income and expenses that have not been allocated to our other business segments and consists of: cash and cash equivalents, our Overcast Innovations LLC (“Overcast”) investment and related equity earnings and losses, the net funded status of our U.S. Retirement Income Plan (“RIP”), the estimated fair value of interest rate swap contracts, outstanding borrowings under our senior secured credit facility and income tax balances.

Factors Affecting Revenues

For information on our 2026 and 2025 net sales and disaggregated expenses by segment, see Note 2 to the Condensed Consolidated Financial Statements. For information on our 2026 and 2025 net sales disaggregated by major customer groups, see Note 3 to the Condensed Consolidated Financial Statements. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we define organic as consolidated and/or Architectural Specialties results excluding the impacts of the Eventscape, Parallel and Geometrik acquisitions. We define the impacts of Eventscape, Parallel and Geometrik as inorganic consolidated and/or Architectural Specialties results.

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, Gross Domestic Product (“GDP”), office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The Company continues to monitor the impacts of governmental trade policies and geopolitical events, including the conflict in Iran, none of which had a material direct impact on our financial condition, liquidity or results of operations in the first three months of 2026 or 2025.

Several factors and trends within our markets affected our business performance during the first quarter of 2026 compared to the first quarter of 2025. For the three months ended March 31, 2026, sales volumes increased $17 million compared to the prior-year period, due primarily to a $10 million increase in organic Architectural Specialties net sales and a $5 million inorganic increase due to our February 2026 acquisition of Eventscape, our December 2025 acquisition of Parallel and our September 2025 acquisition of Geometrik. Also contributing to the increase in net sales was a $2 million increase from higher sales volumes in our Mineral Fiber segment.

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

Favorable AUV increased our total consolidated net sales by $10 million for the three months ended March 31, 2026 compared to the same period in 2025. Our Architectural Specialties segment revenues are primarily generated from individual contracts that include project-specific mixes of manufactured and sourced products. As such, we do not manage or evaluate performance using AUV for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first quarter of 2026, we implemented price increases on Mineral Fiber ceiling products and WAVE implemented price increases on grid products. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of tariffs, the rate and pace of inflation and its impact on our business and the competitive environment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, architectural resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, we also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas, and water. Fluctuations in the prices of these inputs impact our financial results. In the first quarter of 2026, higher raw material and energy costs negatively impacted operating income by $2 million compared to the same period in 2025.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of Eventscape in February 2026 and BOK Modern, LLC (“BOK”) in July 2023, we recorded certain acquisition-related expenses and losses to operating income in the three months ended March 31, 2026 and 2025, summarized as follows (dollar amounts in millions):

	Three Months Ended		Affected Line Item in the Condensed
	March 31,		Consolidated Statements of Earnings and
	2026	2025	Comprehensive Income
Acquisition costs	$2.6	$-	SG&A expenses
Loss related to change in fair value of contingent consideration	-	0.3	SG&A expenses
Negative impact to operating income	$2.6	$0.3

Acquisition costs above reflect certain third-party professional fees incurred due to the Eventscape acquisition. The change in fair value of contingent consideration was related to our BOK acquisition and is remeasured quarterly during the acquisition’s earn-out periods. See Note 15 to the Condensed Consolidated Financial Statements for further information. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of March 31, 2026 and December 31, 2025, we had approximately 4,000 and 3,800 full-time and part-time employees, respectively.

RESULTS OF OPERATIONS

See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2026	2025	Change is Favorable (Unfavorable)
Three Months Ended March 31,
Consolidated net sales	$409.9	$382.7	7.1%
Consolidated operating income	$94.2	$98.5	(4.4)%

Consolidated net sales for the first quarter of 2026 increased 7.1% from the prior-year quarter due to higher volumes of $17 million and favorable AUV of $10 million. Architectural Specialties net sales increased $15 million and Mineral Fiber net sales increased $12 million from the prior-year quarter. Architectural Specialties segment net sales improved due to a $10 million increase in organic net sales and a $5 million inorganic contribution from Eventscape, Parallel and Geometrik. The increase in Mineral Fiber net sales was primarily driven by favorable AUV and modestly improved sales volumes.

Cost of goods sold in the first quarter of 2026 was $254.6 million, or 62.1% of net sales, compared to $232.8 million, or 60.8% of net sales, in the prior-year quarter. The increase in cost of goods sold as a percent of net sales was primarily driven by higher organic manufacturing costs, including raw material and energy inflation and unfavorable inventory valuation impacts, as well as an increase in inorganic costs related to our 2026 and 2025 acquisitions. Also contributing to the increase in cost of goods sold was a $2 million tariff adjustment that was recorded in the first quarter of 2026. These increases were partially offset by favorable AUV benefits and improved manufacturing productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses in the first quarter of 2026 were $88.4 million, or 21.6% of net sales, compared to $78.0 million, or 20.4% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by a $3 million increase in severance expenses, a $2 million inorganic increase related to our 2026 and 2025 acquisitions, due to an increase in acquisition costs, and a $2 million increase in Architectural Specialties organic selling expenses, driven primarily by higher net sales and increased investments in selling resources to support growth across the segment.

Equity earnings from unconsolidated subsidiaries were $27.3 million in the first quarter of 2026, compared to $26.6 million in the first quarter of 2025. WAVE equity earnings were $27.4 million in the first quarter of 2026, compared to $26.8 million in the first quarter of 2025. The increase in WAVE equity earnings was primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes and higher steel costs. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $7.3 million in the first quarter of 2026, compared to $8.5 million in the first quarter of 2025. The decrease in interest expense was primarily due to lower average debt balances.

Other non-operating income, net, was $1.5 million in the first quarter of 2026 compared to $0.7 million in the first quarter of 2025. The increase in other non-operating income, net, for the first quarter of 2026 in comparison to the prior-year quarter was primarily driven by the non-service cost components of pension and postretirement net periodic benefit costs.

Income tax expense was $21.6 million in the first quarter of both 2026 and 2025. The effective tax rate for the first quarter of 2026 was 24.4% compared to 23.8% in the prior-year quarter. The increase in the effective tax rate for the first quarter of 2026 in comparison to the same period in 2025 was primarily due to federal investment tax credit benefits recognized in the prior-year quarter that did not recur in the current-year quarter.

Total Other Comprehensive Income (“OCI”) was $1.0 million in the first quarter of 2026 compared to total Other Comprehensive Loss (“OCL”) of $0.6 million in the first quarter of 2025. The change from OCL to OCI for the first quarter of 2026 compared to the prior-year quarter was primarily due to interest rate swap derivative gains, partially offset by unfavorable foreign currency translation adjustments, driven primarily by the Canadian dollar. Derivative gains and losses represent the mark-to-market value fair adjustments for our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive (Loss). Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2026	2025	Change is Favorable
Three Months Ended March 31,
Total segment net sales	$257.2	$245.1	4.9%
Total segment operating income	$85.5	$84.5	1.2%

Mineral Fiber net sales increased $12 million in the first quarter of 2026 compared to the prior-year quarter due to $10 million of favorable AUV, which was driven primarily by favorable like-for-like price, and $2 million of higher sales volumes driven primarily by solid commercial execution in an uneven market.

Cost of goods sold during the first quarter of 2026 was $155.3 million, or 60.4% of net sales, compared to $148.0 million, or 60.4% of net sales, in the prior-year quarter. Gross profit increased $5 million, or 4.9%, compared to the prior-year quarter due to a $9 million benefit from favorable AUV and a $1 million benefit from higher sales volumes. These benefits were partially offset by a $5 million increase in manufacturing costs, including raw material and energy inflation and unfavorable inventory valuation impacts, partially offset by improved manufacturing productivity.

SG&A expenses during the first quarter of 2026 were $43.8 million, or 17.0% of net sales, compared to $39.4 million, or 16.1% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by a $2 million increase in severance expenses and a $1 million decrease in company-owned officer life insurance gains related to deferred compensation plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity earnings from our WAVE joint venture were $27.4 million in the first quarter of 2026, compared to $26.8 million in the prior-year quarter. The slight increase in WAVE earnings was primarily driven by the benefit from favorable AUV, partially offset by the negative impact of lower sales volumes and higher steel costs.

Architectural Specialties

(dollar amounts in millions)

	2026	2025	Change is Favorable (Unfavorable)
Three Months Ended March 31,
Total segment net sales	$152.7	$137.6	11.0%
Total segment operating income	$9.3	$14.8	(37.2)%

Architectural Specialties net sales increased $15 million in the first quarter of 2026 compared to the prior-year quarter due to a $10 million increase in organic net sales driven by growth within our metal and wood categories and a $5 million inorganic contribution from our 2026 and 2025 acquisitions.

Cost of goods sold during the first quarter of 2026 was $99.0 million, or 64.8% of net sales, compared to $84.4 million, or 61.3% of net sales, in the prior-year quarter. The increase in cost of goods sold as a percentage of net sales was primarily driven by a $5 million increase in costs related to our 2026 and 2025 acquisitions and a $3 million increase in manufacturing costs within our organic business, which was primarily driven by higher employee costs and the impact of growth investments. Also contributing to the increase in cost of goods sold was a $2 million tariff adjustment that was recorded in the first quarter of 2026.

Gross profit increased $1 million, or 0.9%, compared to the prior-year quarter due to a $6 million benefit from higher organic net sales, partially offset by the cost of goods sold impacts discussed above.

SG&A expenses in the first quarter of 2026 were $44.4 million, or 29.1% of net sales, compared to $38.4 million, or 27.9% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by a $2 million inorganic increase related to the 2026 and 2025 acquisitions, due to an increase in acquisition costs, a $2 million increase in organic selling expenses driven primarily by higher net sales and increased investments in selling resources to support growth and a $1 million increase in severance expenses.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the first quarter of 2026 and 2025.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Net cash provided by operating activities for the first three months of 2026 was $32.1 million, compared to $41.0 million for the first three months of 2025. The unfavorable change in operating activities is primarily due to an unfavorable timing related change in receivables, partially offset by a favorable timing related change in accounts payable and accrued expenses. Also contributing to the decrease in operating activities was an unfavorable change in net income tax payables.

Net cash used for investing activities was $51.4 million in the first three months of 2026, compared to $6.0 million of cash provided by investing activities in the first three months of 2025. The unfavorable change in cash used for investing activities was primarily due to the acquisition of Eventscape, partially offset by an increase in dividends from WAVE.

Net cash used for financing activities was $13.2 million in the first three months of 2026, compared to $43.6 million for the first three months of 2025. The favorable change in cash used for financing activities was primarily due to increased net borrowings due to the Eventscape acquisition, partially offset by an increase in repurchases of our outstanding common stock.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $910.6 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. As of March 31, 2026, the revolving credit facility and Term Loan A were priced at 1.25% over the Secured Overnight Financing Rate (“SOFR”). The revolving credit facility and Term

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan A mature in December 2030. We also have a $25.0 million bi-lateral letter of credit facility and a $0.7 million letter of credit facility.

As of March 31, 2026, the total principal balances outstanding under our senior credit facility included $408.0 million under Term Loan A and $75.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of March 31, 2026, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis. We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility associated with our senior credit facility.

The following table summarizes our interest rate swaps, including forward interest rate swaps (dollar amounts in millions):

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2024 to June 2026	$50.0	USD-SOFR	March 25, 2024
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024
March 2026 to December 2028	$50.0	USD-SOFR	March 19, 2026

Under the terms of all interest rate swaps, we pay a fixed rate monthly and receive a floating rate based on SOFR. These swaps are designated as cash flow hedges against changes in SOFR for a portion of our variable rate debt.

We use lines of credit and other commercial commitments to ensure that adequate funds are available to meet operating requirements. Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility, and letter of credit facility. Letters of credit may be issued to third party suppliers, insurance companies and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary.

The following table presents details related to our letters of credit facilities (dollar amounts in millions):

	March 31, 2026
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Letter of credit facility	0.7	0.5	0.2
Revolving credit facility	150.0	-	150.0
Total	$175.7	$8.2	$167.5

As of March 31, 2026, we had $79.8 million of cash and cash equivalents, $55.7 million in the U.S. and $24.1 million in foreign jurisdictions, primarily Canada. As of March 31, 2026, we also had $425 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our principal financial officer, as of March 31, 2026, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31, 2026	61,359	$194.05	61,017	$520,948,349
February 1-28, 2026	78,299	$182.57	55,391	$510,668,138
March 1-31, 2026	224,268	$168.73	224,268	$472,828,500
Total	363,926		340,676

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

During the three months ended March 31, 2026, we repurchased 0.3 million shares under the Program for a total cost of $60.0 million, excluding commissions and taxes, or an average price of $176.00 per share. Since inception through March 31, 2026, we have repurchased 15.7 million shares under the Program for a total cost of $1,227.2 million, excluding commissions and taxes, or an average price of $77.89 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.

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

Date: April 28, 2026