Form 10-Q
period 2026-06-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2026-07-28
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of July 23, 2026 – 42,262,826.

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
•
geographic concentration of our business;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$472.0	$424.6	$881.9	$807.3
Cost of goods sold	277.0	248.8	531.6	481.6
Gross profit	195.0	175.8	350.3	325.7
Selling, general and administrative expenses	93.7	84.4	182.1	162.1
Loss related to change in fair value of contingent consideration, net	0.9	0.1	0.9	0.4
Equity (earnings) from unconsolidated affiliates, net	(33.4)	(31.9)	(60.7)	(58.5)
Operating income	133.8	123.2	228.0	221.7
Interest expense	7.8	8.6	15.1	17.1
Other non-operating (income), net	(0.9)	(0.7)	(2.4)	(1.4)
Earnings before income taxes	126.9	115.3	215.3	206.0
Income tax expense	30.2	27.5	51.8	49.1
Net earnings	$96.7	$87.8	$163.5	$156.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2.4)	1.5	(3.1)	1.8
Derivative gain (loss), net	1.2	(0.3)	2.3	(1.8)
Pension and postretirement adjustments	0.7	0.7	1.3	1.3
Total other comprehensive (loss) income, net of tax	(0.5)	1.9	0.5	1.3
Total comprehensive income	$96.2	$89.7	$164.0	$158.2
Net earnings per share of common stock:
Basic	$2.28	$2.02	$3.84	$3.62
Diluted	$2.26	$2.01	$3.81	$3.59
Average number of common shares outstanding:
Basic	42.5	43.4	42.6	43.4
Diluted	42.7	43.7	42.9	43.7

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$78.6	$112.7
Accounts and notes receivable, net	188.6	130.3
Inventories, net	127.4	124.6
Income taxes receivable	4.7	-
Other current assets	26.0	23.9
Total current assets	425.3	391.5
Property, plant, and equipment, net of accumulated depreciation and amortization of $768.7 and $735.9, respectively	629.8	630.7
Operating lease assets	49.0	46.4
Finance lease assets	34.4	35.9
Prepaid pension costs	103.1	99.7
Investments in unconsolidated affiliates	29.6	26.6
Goodwill	259.2	217.8
Intangible assets, net	432.1	425.2
Other non-current assets	44.3	50.9
Total assets	$2,006.8	$1,924.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$10.3	$10.3
Accounts payable and accrued expenses	240.7	237.1
Operating lease liabilities	12.2	10.5
Finance lease liabilities	6.0	6.3
Income taxes payable	10.8	3.2
Total current liabilities	280.0	267.4
Long-term debt, less current installments	481.7	396.4
Operating lease liabilities	39.0	37.9
Finance lease liabilities	30.2	32.5
Postretirement benefit liabilities	31.7	32.7
Pension benefit liabilities	23.6	24.3
Other long-term liabilities	32.2	33.9
Income taxes payable	8.5	6.1
Deferred income taxes	195.6	192.8
Total non-current liabilities	842.5	756.6
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,511,150 shares issued and 42,327,893 shares outstanding as of June 30, 2026 and 63,300,018 shares issued and 42,916,593 shares outstanding as of December 31, 2025	0.6	0.6
Capital in excess of par value	602.7	617.2
Retained earnings	1,947.8	1,814.1
Treasury stock, at cost, 21,183,257 shares as of June 30, 2026 and 20,383,425 shares as of December 31, 2025	(1,564.2)	(1,428.1)
Accumulated other comprehensive (loss)	(102.6)	(103.1)
Total shareholders’ equity	884.3	900.7
Total liabilities and shareholders’ equity	$2,006.8	$1,924.7

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share and per share data)

Unaudited

	Three Months Ended June 30, 2026
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, March 31, 2026	42,612,212	$0.6	$616.9	$1,866.2	20,724,101	$(1,488.7)	$(102.1)	$892.9
Stock issuance, net	174,837	-	-	-	-	-	-	-
Share-based compensation, net	-	-	(14.2)	-	-	-	-	(14.2)
Cash dividends - $0.339 per common share	-	-	-	(15.1)	-	-	-	(15.1)
Net earnings	-	-	-	96.7	-	-	-	96.7
Other comprehensive (loss)	-	-	-	-	-	-	(0.5)	(0.5)
Acquisition of treasury stock	(459,156)	-	-	-	459,156	(75.5)	-	(75.5)
Balance, June 30, 2026	42,327,893	$0.6	$602.7	$1,947.8	21,183,257	$(1,564.2)	$(102.6)	$884.3

	Six Months Ended June 30, 2026
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2025	42,916,593	$0.6	$617.2	$1,814.1	20,383,425	$(1,428.1)	$(103.1)	$900.7
Stock issuance, net	211,132	-	-	-	-	-	-	-
Share-based compensation, net	-	-	(14.5)	-	-	-	-	(14.5)
Cash dividends - $0.678 per common share	-	-	-	(29.8)	-	-	-	(29.8)
Net earnings	-	-	-	163.5	-	-	-	163.5
Other comprehensive income	-	-	-	-	-	-	0.5	0.5
Acquisition of treasury stock	(799,832)	-	-	-	799,832	(136.1)	-	(136.1)
Balance, June 30, 2026	42,327,893	$0.6	$602.7	$1,947.8	21,183,257	$(1,564.2)	$(102.6)	$884.3

	Three Months Ended June 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, March 31, 2025	43,424,918	$0.6	$607.5	$1,616.3	19,764,234	$(1,320.2)	$(110.8)	$793.4
Stock issuance, net	101,761	-	-	-	-	-	-	-
Share-based compensation, net	-	-	(1.6)	-	-	-	-	(1.6)
Cash dividends - $0.308 per common share	-	-	-	(13.5)	-	-	-	(13.5)
Net earnings	-	-	-	87.8	-	-	-	87.8
Other comprehensive income	-	-	-	-	-	-	1.9	1.9
Acquisition of treasury stock	(206,829)	-	-	-	206,829	(30.2)	-	(30.2)
Balance, June 30, 2025	43,319,850	$0.6	$605.9	$1,690.6	19,971,063	$(1,350.4)	$(108.9)	$837.8

	Six Months Ended June 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1
Stock issuance, net	114,906	-	-	-	-	-	-	-
Share-based compensation, net	-	-	1.9	-	-	-	-	1.9
Cash dividends - $0.616 per common share	-	-	-	(27.0)	-	-	-	(27.0)
Net earnings	-	-	-	156.9	-	-	-	156.9
Other comprehensive income	-	-	-	-	-	-	1.3	1.3
Acquisition of treasury stock	(356,705)	-	-	-	356,705	(52.4)	-	(52.4)
Balance, June 30, 2025	43,319,850	$0.6	$605.9	$1,690.6	19,971,063	$(1,350.4)	$(108.9)	$837.8

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$163.5	$156.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59.9	59.8
Deferred income taxes	3.2	(3.0)
Share-based compensation	9.8	9.8
Equity earnings from unconsolidated affiliates, net	(60.7)	(58.5)
Loss related to change in fair value of contingent consideration, net	0.9	0.4
Payments of contingent consideration in excess of acquisition-date fair value	(1.5)	(0.7)
Other non-cash adjustments, net	(0.3)	0.9
Changes in operating assets and liabilities:
Receivables	(62.4)	(25.6)
Inventories	(2.7)	(6.4)
Accounts payable and accrued expenses	7.1	(17.1)
Income taxes receivable and payable, net	3.2	6.8
Other assets and liabilities	5.9	(0.7)
Net cash provided by operating activities	125.9	122.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(41.7)	(39.0)
Return of investment from joint venture	57.6	51.3
Acquisitions, net of cash acquired	(64.8)	0.8
Proceeds from company owned life insurance, net	4.0	0.1
Net cash (used for) provided by investing activities	(44.9)	13.2
Cash flows from financing activities:
Proceeds from revolving credit facility	115.0	10.0
Payments of revolving credit facility	(25.0)	(40.0)
Payments of long-term debt	(5.1)	(11.3)
Payments for finance leases	(4.7)	(5.1)
Payments of vendor financed property, plant and equipment purchases	(2.6)	-
Dividends paid	(30.2)	(27.2)
Payments of tax withholdings for share-based compensation plans, net of issuances	(24.2)	(7.9)
Payments of acquisition-related contingent consideration	-	(0.8)
Payments for treasury stock acquired	(137.4)	(52.4)
Net cash (used for) financing activities	(114.2)	(134.7)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.7
Net (decrease) increase in cash and cash equivalents	(34.1)	1.8
Cash and cash equivalents at beginning of year	112.7	79.3
Cash and cash equivalents at end of period	$78.6	$81.1
Supplemental cash flow disclosures:
Interest paid	$13.5	$16.5
Income tax payments, net	45.5	45.3
Amounts in accounts payable for capital expenditures	9.4	3.1
Purchases of property, plant and equipment through vendor financing	-	1.6

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2025. These statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the second quarter and first six months of 2026 and 2025 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Certain prior-year amounts have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2026 presentation.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which expands disclosure of significant costs and expenses. This ASU requires expanded disclosures of significant costs and expenditures within cost of goods sold and selling, general and administrative (“SG&A”) expenses, including amounts of inventory purchased, employee compensation, depreciation, amortization and selling expenses. This ASU also requires expanded qualitative disclosures, including a description of selling expenses and a description of non-disaggregated expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We expect this ASU to impact our disclosures, with no impact on our results of operations, cash flows and financial condition.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software,” which modernizes and clarifies the threshold entities apply to begin capitalizing development costs for internal-use software. This guidance is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have on our results of operations, cash flows and financial condition.

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations,” which establishes new guidance for the recognition, measurement, presentation and disclosure of environmental credits and related obligations. This guidance is effective for interim and annual periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have on our results of operations, cash flows and financial condition.

NOTE 2. SEGMENT RESULTS

Our operating segments are as follows: Mineral Fiber, Architectural Specialties and Unallocated Corporate. Our Mineral Fiber and Architectural Specialties segment net sales represent the product-based group offerings we sell to external customers.

Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. Effective April 1, 2026, our President and Chief Executive Officer (“CEO”), Victor Grizzle, transitioned to Executive Chair of our Board of Directors, and Mark Hershey, formerly our Senior Vice President and Chief Operating Officer, succeeded Victor Grizzle as President and CEO.

Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to segments:

For the three months ended June 30, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$288.2	$183.8	$-	$472.0
Cost of goods sold	166.8	109.8	0.4	277.0
Gross profit (loss)	121.4	74.0	(0.4)	195.0
SG&A expenses	48.7	44.7	0.3	93.7
Loss related to change in fair value of contingent consideration, net	1.0	(0.1)	-	0.9
Equity (earnings) loss from unconsolidated affiliates, net	(33.6)	-	0.2	(33.4)
Segment operating income (loss)	$105.3	$29.4	$(0.9)	$133.8

Depreciation and amortization	$22.0	$8.2	$-	$30.2
Purchases of property, plant and equipment	17.8	6.2	-	24.0

For the three months ended June 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$267.0	$157.6	$-	$424.6
Cost of goods sold	156.7	91.8	0.3	248.8
Gross profit (loss)	110.3	65.8	(0.3)	175.8
SG&A expenses	43.8	40.3	0.3	84.4
Loss related to change in fair value of contingent consideration, net	0.2	(0.1)	-	0.1
Equity (earnings) loss from unconsolidated affiliates, net	(32.1)	-	0.2	(31.9)
Segment operating income (loss)	$98.4	$25.6	$(0.8)	$123.2

Depreciation and amortization	$22.1	$8.4	$-	$30.5
Purchases of property, plant and equipment	16.8	3.1	-	19.9

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

For the six months ended June 30, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$545.4	$336.5	$-	$881.9
Cost of goods sold	322.1	208.8	0.7	531.6
Gross profit (loss)	223.3	127.7	(0.7)	350.3
SG&A expenses	92.5	89.1	0.5	182.1
Loss related to change in fair value of contingent consideration, net	1.0	(0.1)	-	0.9
Equity (earnings) loss from unconsolidated affiliates, net	(61.0)	-	0.3	(60.7)
Segment operating income (loss)	$190.8	$38.7	$(1.5)	$228.0

Depreciation and amortization	$44.0	$15.9	$-	$59.9
Purchases of property, plant and equipment	31.7	10.0	-	41.7

For the six months ended June 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$512.1	$295.2	$-	$807.3
Cost of goods sold	304.7	176.2	0.7	481.6
Gross profit (loss)	207.4	119.0	(0.7)	325.7
SG&A expenses	83.2	78.4	0.5	162.1
Loss related to change in fair value of contingent consideration, net	0.2	0.2	-	0.4
Equity (earnings) loss from unconsolidated affiliates, net	(58.9)	-	0.4	(58.5)
Segment operating income (loss)	$182.9	$40.4	$(1.6)	$221.7

Depreciation and amortization	$42.9	$16.9	$-	$59.8
Purchases of property, plant and equipment	31.4	7.6	-	39.0

The following table reconciles our total segment operating income to earnings before income taxes. These items are only measured and managed on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total segment operating income	$133.8	$123.2	$228.0	$221.7
Interest expense	7.8	8.6	15.1	17.1
Other non-operating (income), net	(0.9)	(0.7)	(2.4)	(1.4)
Earnings before income taxes	$126.9	$115.3	$215.3	$206.0

The following tables present balance sheet information by segment:

As of June 30, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,104.0	$712.4	$190.4	$2,006.8
Investments in unconsolidated affiliates	26.3	-	3.3	29.6

As of December 31, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,095.6	$612.7	$216.4	$1,924.7
Investments in unconsolidated affiliates	22.9	-	3.7	26.6

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

Distributors – represents net sales to commercial building materials distributors who resell our products to contractors, subcontractors’ alliances, large architect and design firms, and major facility owners. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

Home centers – represents net sales to home center customers who resell our products through retail outlets. This category includes sales primarily to U.S. customers.

Direct customers – represents net sales to contractors, subcontractors, and large architect and design firms. This category includes sales primarily to U.S. customers.

Other – represents net sales to independent retailers and certain national account customers, including wholesalers who resell our products to dealers who service builders and maintenance, repair and operating supply (“MRO”) companies. This category also includes sales to online customers and original product manufacturers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

The following tables present net sales by major customer channel within the Mineral Fiber and Architectural Specialties segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mineral Fiber	2026	2025	2026	2025
Distributors	$217.9	$200.2	$406.2	$380.2
Home centers	27.3	25.0	57.5	52.0
Direct customers	17.9	17.9	30.8	32.0
Other	25.1	23.9	50.9	47.9
Total	$288.2	$267.0	$545.4	$512.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Architectural Specialties	2026	2025	2026	2025
Direct customers	$96.4	$80.9	$177.0	$158.3
Distributors	80.6	70.0	147.0	124.3
Other	6.8	6.7	12.5	12.6
Total	$183.8	$157.6	$336.5	$295.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 4. ACQUISITIONS

Eventscape

In February 2026, we acquired the issued and outstanding shares of Eventscape for $64.6 million, net of $1.3 million of cash acquired, plus additional contingent consideration payable upon the achievement of certain future performance objectives in 2030 not to exceed $7.5 million. The purchase price is subject to customary post-closing adjustments for working capital. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.4 million as of the acquisition date. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $3.2 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $12.5 million, operating ROU assets and lease liabilities of $5.5 million, and accounts payable and accrued liabilities of $11.1 million. The total fair value of identifiable intangible assets acquired was $16.5 million, resulting in $45.3 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $10.4 million and customer relationships of $5.6 million, which are being amortized over a weighted-average life of 15 years and 6 years, respectively.

Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Parallel

In December 2025, we acquired the issued and outstanding stock of Parallel for $7.2 million, net of $0.6 million of cash acquired, subject to customary post-closing adjustments for working capital. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $2.6 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included inventory of $1.3 million, property, plant and equipment of $1.8 million, and operating ROU assets and lease liabilities of $1.1 million. The total fair value of identifiable intangible assets acquired was $2.1 million, resulting in $2.5 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.9 million and customer relationships of $0.8 million, which are being amortized over a weighted-average life of 15 years and 6 years, respectively.

Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Geometrik

In September 2025, we acquired the issued and outstanding shares of Geometrik for $7.7 million, plus additional contingent consideration payable upon the achievement of certain future performance objectives in 2027 and 2028 not to exceed $1.5 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.3 million as of the acquisition date. The total fair value of cash and other tangible assets acquired, less liabilities assumed, was $1.4 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $0.5 million, inventory of $0.5 million, property, plant and equipment of $1.6 million, operating ROU assets and lease liabilities of $3.8 million and accounts payable and accrued liabilities of $1.3 million. The total fair value of identifiable intangible assets acquired was $1.4 million, resulting in $5.2 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.9 million and backlog of $0.3 million, which are being amortized over a weighted-average life of 15 years and 1 year, respectively.

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

For the three and six months ended June 30, 2026, net sales of $11.5 million and $16.9 million, respectively, from Eventscape, Parallel and Geometrik are included in our Condensed Consolidated Statements of Earnings and Comprehensive Income. For the three and six months ended June 30, 2026, operating losses of $0.1 million and $2.6 million, including $0.7 million and $1.0 million of depreciation and amortization, respectively, from Eventscape, Parallel and Geometrik are included in our Condensed Consolidated Statements of

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Earnings and Comprehensive Income. The Eventscape, Parallel and Geometrik acquisitions had no impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales, pro forma	$472.0	$439.3	$886.9	$832.7
Net sales, as reported	472.0	424.6	881.9	807.3
Earnings before income taxes, pro forma	126.9	112.9	212.8	204.6
Earnings before income taxes, as reported	126.9	115.3	215.3	206.0

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	June 30, 2026	December 31, 2025
Customer receivables	$185.8	$130.6
Miscellaneous receivables	8.0	3.6
Less allowance for warranties, discounts and credit losses	(5.2)	(3.9)
Accounts and notes receivable, net	$188.6	$130.3

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for credit losses.

NOTE 6. INVENTORIES

	June 30, 2026	December 31, 2025
Finished goods	$68.1	$66.8
Goods in process	11.6	11.5
Raw materials and supplies	75.7	72.8
Less LIFO reserves	(28.0)	(26.5)
Total inventories, net	$127.4	$124.6

NOTE 7. OTHER CURRENT ASSETS

	June 30, 2026	December 31, 2025
Prepaid expenses	$21.6	$22.5
Other	4.4	1.4
Total other current assets	$26.0	$23.9

NOTE 8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in unconsolidated affiliates include our 50% equity interest in Worthington Armstrong Venture (“WAVE”), our joint venture with Worthington Enterprises, Inc., and our 14.0% equity interest in Overcast Innovations LLC (“Overcast”), our strategic partnership and equity investment entered into with McKinstry Essention, LLC. Both the WAVE joint venture and Overcast investment are reflected within our Condensed Consolidated Financial Statements using the equity method of accounting. WAVE is reflected as a component of our Mineral Fiber segment and Overcast is included as a component of our Unallocated Corporate segment.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
WAVE	$(33.6)	$(32.1)	$(61.0)	$(58.9)
Overcast	0.2	0.2	0.3	0.4
Equity (earnings) from unconsolidated affiliates, net	$(33.4)	$(31.9)	$(60.7)	$(58.5)

The following table presents condensed financial statement data for WAVE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$147.4	$140.0	$276.4	$264.1
Gross profit	89.8	86.7	167.2	161.8
Net earnings	69.3	66.4	126.5	121.7

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table presents amounts related to our goodwill and intangible assets as of June 30, 2026 and December 31, 2025:

		June 30, 2026		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$197.8	$177.1	$191.6	$170.7
Developed technology	10-20 years	111.0	88.9	110.3	87.9
Trademarks and brand names	3-20 years	35.4	6.7	24.4	5.8
Software	5-7 years	19.7	12.9	19.7	11.2
Non-compete agreements	3-5 years	8.0	3.5	7.1	2.6
Other	Various	7.4	4.0	7.4	2.9
Total		$379.3	$293.1	$360.5	$281.1
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	345.9		345.8
Total intangible assets		$725.2		$706.3

Goodwill	Indefinite	$259.2		$217.8

As of June 30, 2026 and December 31, 2025, goodwill totaled $259.0 million and $217.6 million, respectively, within our Architectural Specialties segment, and $0.2 million within our Mineral Fiber segment for the same periods. The increase in goodwill as of June 30, 2026 compared to December 31, 2025 was due to the acquisition of Eventscape, partially offset by changes in the purchase price allocations for Parallel and Geometrik and foreign exchange movements.

The following table presents the amortization expense related to our intangible assets for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$6.3	$6.5	$12.1	$13.2

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 10. OTHER NON-CURRENT ASSETS

	June 30, 2026	December 31, 2025
Cash surrender value of company-owned life insurance policies	$32.6	$36.1
Investment in employee deferred compensation plans	11.0	14.5
Other	0.7	0.3
Total other non-current assets	$44.3	$50.9

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2026	December 31, 2025
Payables, trade and other	$129.9	$123.6
Deferred revenue	43.3	37.2
Employment costs	27.1	40.8
Current portion of pension and postretirement liabilities	6.3	6.3
Acquisition-related contingent consideration	-	1.5
Other	34.1	27.7
Total accounts payable and accrued expenses	$240.7	$237.1

NOTE 12. INCOME TAX EXPENSE

The following table presents our effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings before income taxes	$126.9	$115.3	$215.3	$206.0
Income tax expense	30.2	27.5	51.8	49.1
Effective tax rate	23.8%	23.9%	24.1%	23.8%

The slight decline in the effective tax rate for the second quarter of 2026 compared to the same period in 2025 was due to favorable impacts from executive compensation limitations and excess tax benefits related to stock-based compensation, largely offset by the absence of an investment tax credit recognized in the second quarter of 2025. The modest increase in the effective tax rate for the first six months of 2026 as compared to the same period in 2025 was due to the absence of an investment tax credit recognized in the prior year, partially offset by benefits from lower executive compensation limitations and higher excess tax benefits related to stock-based compensation.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $910.6 million variable rate amended senior secured credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. As of June 30, 2026 and December 31, 2025, the principal balance of our Term Loan A was $405.5 million and $410.6 million, respectively. As of June 30, 2026, borrowings outstanding under our revolving credit facility were $90.0 million. As of December 31, 2025, we had no borrowings outstanding under our revolving credit facility. We also have a $25.0 million bi-lateral letter of credit facility and a $0.7 million letter of credit facility.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

We utilize lines of credit and other commercial commitments to ensure that adequate funds are available to meet operating requirements. Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and letter of credit facility. Letters of credit may be issued to third party suppliers, insurance companies and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities as of June 30, 2026:

	June 30, 2026
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Letter of credit facility	0.7	0.5	0.2
Revolving credit facility	150.0	-	150.0
Total	$175.7	$8.2	$167.5

Other Commitments

In the ordinary course of business, we provide corporate guarantees and obtain surety bonds in support of underlying contractual commitments to our customers. As of June 30, 2026 and December 31, 2025, there were $28.6 million and $31.4 million, respectively, of outstanding surety bonds associated with custom manufacturing projects that were issued by reputable surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. We believe the risk of financial loss associated with our outstanding guarantees and surety bonds is remote and as such, have recorded no liabilities associated with such commitments on our Condensed Consolidated Balance Sheets.

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Pension benefits
Service cost of benefits earned during the period	$0.5	$0.6	$1.0	$1.2
Interest cost on projected benefit obligation	3.8	4.1	7.7	8.3
Expected return on plan assets	(5.7)	(5.6)	(11.5)	(11.2)
Amortization of net actuarial loss	1.4	1.4	2.7	2.7
Net periodic pension cost (credit)	$-	$0.5	$(0.1)	$1.0
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.4	$0.5	$0.8	$1.0
Amortization of prior service credit	-	(0.1)	-	(0.1)
Amortization of net actuarial gain	(0.4)	(0.4)	(0.9)	(0.8)
Net periodic postretirement (credit) cost	$-	$-	$(0.1)	$0.1

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and six months ended June 30, 2026 and 2025.

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

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities, net:
Total long-term debt, including current portion	$(492.0)	$(492.0)	$(406.7)	$(406.7)
Interest rate swap contracts	(0.5)	(0.5)	(3.4)	(3.4)
Acquisition-related contingent consideration	(3.2)	(3.2)	(3.4)	(3.4)

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

The classification of acquisition-related contingent consideration liabilities on our Condensed Consolidated Balance Sheets is summarized below:

Balance Sheet Location	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses (1)	$-	$1.5
Other long-term liabilities (2)	3.2	1.9
(1)
Acquisition-related contingent consideration related to financial and performance milestones for the July 2023 acquisition of BOK Modern, LLC (“BOK”) as of December 31, 2025.
(2)
Acquisition-related contingent consideration related to future financial and performance milestones for the February 2026 acquisition of Eventscape, the September 2025 acquisition of Geometrik and the October 2023 acquisition of Insolcorp, LLC (“Insolcorp”) as of June 30, 2026, and future financial and performance milestones for the Geometrik and Insolcorp acquisitions as of December 31, 2025.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	June 30, 2026		December 31, 2025
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Liabilities, net:
Interest rate swap contracts	$(0.5)	$-	$(3.4)	$-
Acquisition-related contingent consideration	-	(3.2)	-	(1.9)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Acquisition-related contingent consideration of $3.2 million and $1.9 million as of June 30, 2026 and December 31, 2025, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out period, the volatility of the underlying financial metrics and estimated risk-free rates of return. Acquisition-related contingent consideration liabilities of $1.5 million related to the BOK acquisition as of December 31, 2025 has been excluded from the table above because the liability was not measured based on Level 3 inputs as performance milestone achievements were known.

The following table summarizes the weighted-average of the significant unobservable inputs as of June 30, 2026:

	Eventscape	Geometrik	Insolcorp
Unobservable input
Volatility	25.4%	23.6%	26.5%
Risk-free rate	4.2%	4.1%	4.1%

The changes in fair value of the acquisition-related contingent consideration liabilities for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fair value of contingent consideration as of beginning of period	$2.3	$2.0	$3.4	$3.2
Cash consideration paid	-	-	(1.5)	(1.5)
Acquisition date fair value of Eventscape contingent consideration	-	-	0.4	-
Loss related to change in fair value of contingent consideration, net	0.9	0.1	0.9	0.4
Fair value of contingent consideration as of end of period	$3.2	$2.1	$3.2	$2.1

During the six months ended June 30, 2026, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2025 for the BOK acquisition, and was classified as cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows. During the six months ended June 30, 2025, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. The cash consideration paid during the six months ended June 30, 2025 was classified as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.

During the three and six months ended June 30, 2026 and 2025, the changes in fair value of acquisition-related contingent consideration were primarily due to changes in financial projections over each entity’s earn-out periods, changes in valuation inputs and the impact of foreign exchange movements. Changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements, excluding foreign exchange movements, were recorded as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

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

Interest Rate Risk

We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in Secured Overnight Financing Rate (“SOFR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of June 30, 2026:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024
March 2026 to December 2028	$50.0	USD-SOFR	March 19, 2026
June 2026 to June 2029	$50.0	USD-SOFR	June 22, 2026

Under the terms of the interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of June 30, 2026 and December 31, 2025. We did not have any derivative assets or liabilities not designated as hedging instruments as of June 30, 2026 or December 31, 2025. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2026	December 31, 2025	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swap contracts	Other non-current assets	$0.4	$-	Accounts payable and accrued expenses	$0.3	$0.8
				Other long-term liabilities	0.6	2.6

	Amount of Gain (Loss) Recognized in AOCL		Location of (Loss) Gain	(Loss) Gain Reclassified from AOCL into Net Earnings
	Six Months Ended		Reclassified from	Three Months Ended		Six Months Ended
	June 30,		AOCL into	June 30,		June 30,
	2026	2025	Net Earnings	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$2.1	$(1.9)	Interest expense	$(0.5)	$-	$(0.9)	$0.4

As of June 30, 2026, the amount of existing losses in Accumulated Other Comprehensive Loss (“AOCL”) expected to be recognized in net earnings over the next twelve months was $0.4 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, the Board of Directors of the Company approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026. We had $397.9 million remaining under the Board’s repurchase authorization as of June 30, 2026.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

On July 21, 2026, the Board of Directors of the Company approved an additional $800.0 million authorization under the Program, increasing the total authorized amount available for repurchases to $2,500.0 million, and extending the Program through December 31, 2029.

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

During the three months ended June 30, 2026, we repurchased 0.5 million shares under the Program for a total cost of $74.9 million, excluding commissions and taxes, or an average price of $163.20 per share. During the six months ended June 30, 2026, we repurchased 0.8 million shares under the Program for a total cost of $134.9 million, excluding commissions and taxes, or an average price of $168.65 per share. Since inception and through June 30, 2026, we have repurchased 16.2 million shares under the Program for a total cost of $1,302.1 million, excluding commissions and taxes, or an average price of $80.31 per share.

Dividends

In February and April 2026, our Board of Directors declared $0.339 per share quarterly dividends, which were paid to shareholders in March and May 2026. On July 21, 2026, our Board of Directors declared a $0.339 per share quarterly dividend to be paid in August 2026.

Accumulated Other Comprehensive (Loss)

The following tables summarize the activity, by component, related to the change in AOCL for the three and six months ended June 30, 2026 and 2025:

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, March 31, 2026	$(1.2)	$(1.5)	$(99.4)	$(102.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.8, $(0.3), $- and $0.5	(2.4)	0.8	-	(1.6)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.4	0.7	1.1
Net current period other comprehensive (loss) income	(2.4)	1.2	0.7	(0.5)
Balance, June 30, 2026	$(3.6)	$(0.3)	$(98.7)	$(102.6)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1)
Balance, December 31, 2025	$(0.5)	$(2.6)	$(100.0)	$(103.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.9, ($0.5), $- and $0.4	(3.1)	1.6	-	(1.5)
Amounts reclassified from accumulated other comprehensive (loss)	-	0.7	1.3	2.0
Net current period other comprehensive (loss) income	(3.1)	2.3	1.3	0.5
Balance, June 30, 2026	$(3.6)	$(0.3)	$(98.7)	$(102.6)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, March 31, 2025	$(1.9)	$(2.6)	$(106.3)	$(110.8)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.3), $0.1, $- and ($0.2)	1.5	(0.3)	-	1.2
Amounts reclassified from accumulated other comprehensive (loss)	-	-	0.7	0.7
Net current period other comprehensive income (loss)	1.5	(0.3)	0.7	1.9
Balance, June 30, 2025	$(0.4)	$(2.9)	$(105.6)	$(108.9)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.4), $0.4, $- and $-	1.8	(1.5)	-	0.3
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.3)	1.3	1.0
Net current period other comprehensive income (loss)	1.8	(1.8)	1.3	1.3
Balance, June 30, 2025	$(0.4)	$(2.9)	$(105.6)	$(108.9)

(1)
Amounts are net of tax.
(2)
Amounts include our 50% share of AOCL components from our WAVE joint venture.

The amounts classified from AOCL, and the affected line item of the Condensed Consolidated Statements of Earnings and Comprehensive Income, are presented in the table below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item on the Condensed Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Earnings
	2026	2025	2026	2025	and Comprehensive Income
Derivative Adjustments:
Interest rate swap contracts, before tax	$0.5	$-	$0.9	$(0.4)	Interest expense
Tax impact	(0.1)	-	(0.2)	0.1	Income tax expense
Total loss (income), net of tax	0.4	-	0.7	(0.3)

Pension and Postretirement Adjustments:
Amortization of prior service credit	-	(0.1)	-	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	1.0	1.0	1.8	1.9	Other non-operating (income), net
Total loss, before tax	1.0	0.9	1.8	1.8
Tax impact	(0.3)	(0.2)	(0.5)	(0.5)	Income tax expense
Total loss, net of tax	0.7	0.7	1.3	1.3
Total reclassifications for the period	$1.1	$0.7	$2.0	$1.0

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

In September 2015, AWI and other Potentially Responsible Parties (“PRPs”) received a Special Notice Letter from the EPA under CERCLA inviting AWI and the PRPs to enter into the negotiation of a Remedial Investigation and Feasibility Study (“RI/FS”) with respect to the remainder of the Superfund site, which included the other landfill on our property, as well as areas on and adjacent to our property and Rocky Creek (“Operable Unit 2”). In the second half of 2022, the EPA and the PRPs agreed to separate all non-groundwater aspects of the site from the ongoing groundwater investigation.

Based on findings in a Remedial Investigation Report (“RIR”) which included relevant risk assessments previously conducted and that was approved by the EPA in July 2023, the PRPs developed and submitted to the EPA a draft Feasibility Study (“FS”) to identify and evaluate potential remedial alternatives for all non-groundwater elements of Operable Unit 2. Following review and comment by the EPA and the State of Georgia and revisions to the FS to address those comments, the EPA conditionally approved the FS in April 2024 and issued a Proposed Remedial Action Plan (“Proposed Plan”) for the non-groundwater elements at the site in May 2024, which included a total cost estimate for the non-groundwater elements at the site of approximately $8 million. In August 2024, the EPA signed the Record of Decision, selecting the remedy outlined in the Proposed Plan. In April 2026, the EPA issued a Special Notice Letter to the PRPs to conduct the Remedial Design/Remedial Action (“RD/RA”) for the Operable Unit 2 remedy. The portion of these remediation costs that AWI will bear for all non-groundwater elements of Operable Unit 2 will be formalized once the PRPs resolve the final allocation of costs, with that process expected to begin in August 2026.

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

It is probable that we will incur field investigation, engineering and oversight costs associated with designing and implementing the RD/RA remedy for all non-groundwater elements of Operable Unit 2 and for completing an RI/FS of Operable Unit 3. We may also ultimately incur costs in remediating contamination discovered during the RI/FS for Operable Unit 3, and we are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

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

Prior to our acquisition of the site, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally the costs associated with site investigation. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved an RI/FS work plan for the site in August 2011. In July 2018, the EPA published an Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work and, as part of the Consent Decree Financial Assurance, the Company and Paramount also funded their estimated shares of the Interim Remedy. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan was approved by the EPA in February 2023 and in December 2024, the EPA approved the Pre-Design Investigation Work Plan and related Quality Assurance Project Plan. In March 2026, the initial assessment of the pre-design investigation soil and groundwater sampling activities was submitted to the EPA.

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

Summary of Financial Position

Total liabilities of $4.6 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively, were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of June 30, 2026 and December 31, 2025, environmental liabilities of $4.4 million and $4.1 million, respectively, were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2026, environmental liabilities of $0.2 million were reflected within other current liabilities on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026, we recorded additional reserves for potential environmental liabilities of $0.5 million and $0.6 million, respectively, as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income. During the three and six months ended June 30, 2025, we did not record any additional reserves for potential environmental liabilities.

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

OTHER CLAIMS

From time to time, we are involved in other various lawsuits, claims, proceedings, disputes, inquiries, investigations and other legal matters that arise in the ordinary course of business, including matters involving our products, intellectual property, contracts, employees, relationships with suppliers, relationships with distributors, other customers or end users, relationships with competitors, compliance with laws, statutes and regulations and other matters. In connection with those matters, and in addition to our defenses to them, we may have rights of indemnity, contribution or reimbursement from other parties or coverage under applicable insurance policies. When applicable and appropriate, we will seek indemnity, contribution or reimbursement from other parties and pursue coverage and recoveries under those policies, but we are unable to predict the outcome of those demands. While complete assurance cannot be given to the outcome of any proceedings relating to these matters, including the success of our defenses, we do not believe that any current claims, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

NOTE 19. NET EARNINGS PER SHARE

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and six months ended June 30, 2026 and 2025 (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic shares outstanding	42.5	43.4	42.6	43.4
Dilutive effect of common stock equivalents	0.2	0.3	0.3	0.3
Diluted shares outstanding	42.7	43.7	42.9	43.7

Anti-dilutive stock awards excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2026 were 5,155 and 3,432, respectively. Anti-dilutive stock awards excluded from the computation of dilutive earnings per share for the three and six months ended June 30, 2025 were 27,860 and 29,028, respectively.

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

Manufacturing Plants

As of June 30, 2026, we operated 24 manufacturing plants, including 20 plants located within the U.S. and four plants in Canada.

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

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum in various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy efficiency and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party producers. Architectural Specialties products are sold mostly to direct customers, primarily ceiling systems contractors, and resale

Management’s Discussion and Analysis of Financial Condition and Results of Operations

distributors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Factors Affecting Revenues

For information on our 2026 and 2025 net sales and disaggregated expenses by segment, see Note 2 to the Condensed Consolidated Financial Statements. For information on our 2026 and 2025 net sales disaggregated by major customer groups, see Note 3 to the Condensed Consolidated Financial Statements. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we define organic results as consolidated and/or Architectural Specialties results excluding the impacts of the Eventscape, Parallel and Geometrik acquisitions. We define inorganic consolidated and/or Architectural Specialties results as the impacts of Eventscape, Parallel and Geometrik.

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, Gross Domestic Product (“GDP”), office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The Company continues to monitor the impacts of governmental trade policies, including tariffs, and geopolitical events, including the ongoing conflict in Iran. These matters did not have a material direct impact on our financial condition, liquidity or results of operations in the first six months of 2026 or 2025.

Sales Volumes. For the three months ended June 30, 2026, sales volumes increased $31 million compared to the prior-year period, due primarily to a $15 million increase in organic Architectural Specialties net sales and an $11 million inorganic increase resulting from our February 2026 acquisition of Eventscape, our December 2025 acquisition of Parallel and our September 2025 acquisition of Geometrik. Also contributing to the increase in net sales was a $5 million increase from higher sales volumes in our Mineral Fiber segment. For the six months ended June 30, 2026, sales volumes increased $47 million compared to the prior-year period, due primarily to a $24 million increase in organic Architectural Specialties net sales and a $17 million inorganic increase due to our 2026 and 2025 acquisitions. Also contributing to the increase in net sales was a $6 million increase driven by higher sales volumes in our Mineral Fiber segment.

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

Favorable AUV increased our total consolidated net sales for the three and six months ended June 30, 2026 by $16 million and $27 million, respectively, compared to the same periods in 2025. Our Architectural Specialties segment revenues are primarily generated from individual contracts that include project-specific mixes of manufactured and sourced products. As such, we do not manage or evaluate performance using AUV for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first quarter of 2026, we implemented price increases on Mineral Fiber ceiling products and WAVE implemented price increases on grid products. In the second quarter of 2026, we announced and implemented price increases on certain Architectural Specialties products, and WAVE announced and implemented price increases on grid products. Also in the second quarter of 2026, we announced price increases on Mineral Fiber products and WAVE announced price increases on grid products, both of which will become effective in the third quarter of 2026. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of tariffs, the rate and pace of inflation and its impact on our business and the competitive environment.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, architectural resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, we also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas, and water. Fluctuations in the prices of these inputs impact our financial results. In the second quarter and first half of 2026, higher freight, raw material and energy costs negatively impacted operating income by $4 million and $6 million, respectively, compared to the same periods in 2025.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of Eventscape in February 2026, Geometrik in September 2025, Insolcorp, LLC (“Insolcorp”) in October 2023 and BOK Modern, LLC (“BOK”) in July 2023, we recorded certain acquisition-related expenses and losses to operating income during the three and six months ended June 30, 2026 and 2025, summarized as follows (dollar amounts in millions):

	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed
	June 30,		June 30,		Consolidated Statements of Earnings and
	2026	2025	2026	2025	Comprehensive Income
Acquisition costs	$-	$-	$2.6	$-	SG&A expenses
Loss related to change in fair value of contingent consideration, net	0.9	0.1	0.9	0.4	Loss related to change in fair value of contingent consideration, net
Negative impact to operating income	$0.9	$0.1	$3.5	$0.4

Acquisition costs above reflect certain third-party professional fees incurred due to the Eventscape acquisition. The change in fair value of contingent consideration was related to our Eventscape, Geometrik, Insolcorp and BOK acquisitions and is remeasured quarterly during each acquisition’s earn-out periods. See Note 15 to the Condensed Consolidated Financial Statements for further information. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of June 30, 2026 and December 31, 2025, we had approximately 4,000 and 3,800 full-time and part-time employees, respectively.

RESULTS OF OPERATIONS

See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2026	2025	Change is Favorable
Three Months Ended June 30,
Consolidated net sales	$472.0	$424.6	11.2%
Consolidated operating income	$133.8	$123.2	8.6%

Six Months Ended June 30,
Consolidated net sales	$881.9	$807.3	9.2%
Consolidated operating income	$228.0	$221.7	2.8%

Consolidated net sales for the second quarter of 2026 increased 11.2% from the prior-year quarter due to higher volumes of $31 million and favorable AUV of $16 million. Architectural Specialties net sales increased $26 million and Mineral Fiber net sales

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increased $21 million from the prior-year quarter. Architectural Specialties segment net sales improved due to a $15 million increase in organic net sales and an $11 million inorganic contribution. The increase in Mineral Fiber net sales was driven by favorable AUV and improved sales volumes.

Consolidated net sales for the first six months of 2026 increased 9.2% over the prior-year period due to higher volumes of $47 million and favorable AUV of $27 million. Architectural Specialties net sales increased $41 million and Mineral Fiber net sales increased $33 million over the prior-year period. Architectural Specialties segment net sales improved due to a $24 million increase in organic net sales and a $17 million inorganic contribution. The increase in Mineral Fiber net sales was driven by favorable AUV and improved sales volumes.

Cost of goods sold in the second quarter of 2026 were $277.0 million, or 58.7% of net sales, compared to $248.8 million, or 58.6% of net sales, for the same period in 2025. The slight increase in cost of goods sold as a percent of net sales was primarily driven by our 2026 and 2025 acquisitions. This increase was partially offset by favorable AUV benefits and ongoing manufacturing productivity. Cost of goods sold was also impacted by the net benefit from tariff-related items, including $2 million of International Emergency Economic Powers Act (“IEEPA”) tariff refunds recognized during the second quarter of 2026, largely offset by the ongoing impact of tariffs on our Canadian imports.

Cost of goods sold in the first six months of 2026 were $531.6 million, or 60.3% of net sales, compared to $481.6 million, or 59.7% of net sales, for the same period in 2025. The year-over-year increase in cost of goods sold as a percent of net sales for the first six months of 2026 was primarily driven by our 2026 and 2025 acquisitions and a $2 million negative net impact from tariffs, including a tariff adjustment recorded in the first quarter of 2026 and the ongoing impact of tariffs on our Canadian imports, partially offset by IEEPA refunds recognized during the second quarter of 2026. These increases in cost of goods sold as a percent of net sales were partially offset by favorable AUV benefits and ongoing manufacturing productivity.

SG&A expenses in the second quarter of 2026 were $93.7 million, or 19.9% of net sales, compared to $84.4 million, or 19.9% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by investments to support growth, most notably a $3 million increase in people costs, including incentive compensation, and a $2 million increase in selling expenses. Also contributing to the increase was a $2 million inorganic increase due to our 2025 and 2026 acquisitions.

SG&A expenses in the first six months of 2026 were $182.1 million, or 20.6% of net sales, compared to $162.1 million, or 20.1% of net sales, for the same period in 2025. The increase in SG&A expenses was primarily driven by investments to support growth, most notably a $5 million increase in people costs, including incentive compensation, and a $2 million increase in organic Architectural Specialties selling expenses. Also contributing to the increase was a $5 million inorganic increase, including Eventscape acquisition costs, and a $3 million increase in severance expenses.

Losses related to changes in the fair value of contingent consideration were $0.9 million in the second quarter of 2025, compared to $0.1 million for the second quarter of 2025, and $0.9 million in the first six months of 2026, compared to $0.4 million for the same period in 2025. Changes in the fair value of contingent consideration were related to our Insolcorp, Geometrik and Eventscape acquisitions. See Note 15 to the Condensed Consolidated Financial Statements for further information.

Equity earnings from unconsolidated affiliates were $33.4 million in the second quarter of 2026, compared to $31.9 million in the second quarter of 2025. WAVE equity earnings were $33.6 million in the second quarter of 2026, compared to $32.1 million in the second quarter of 2025. The increase in WAVE equity earnings was primarily driven by the impact of higher sales volumes and the benefit of favorable AUV, partially offset by higher steel costs.

Equity earnings from unconsolidated affiliates were $60.7 million in the first six months of 2026, compared to $58.5 million in the same period of 2025. WAVE equity earnings were $61.0 million in the first six months of 2026, compared to $58.9 million in the same period of 2025. The increase in WAVE equity earnings was primarily driven by the benefit of favorable AUV and higher sales volumes, partially offset by higher steel costs. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $7.8 million in the second quarter of 2026, compared to $8.6 million in the second quarter of 2025. Interest expense was $15.1 million in the first six months of 2026 compared to $17.1 million in the first six months of 2025. The decreases in interest expense were due to a decrease in effective interest rates and lower average debt balances.

Other non-operating income, net, was $0.9 million in the second quarter of 2026 compared to $0.7 million in the second quarter of 2025, and $2.4 million in the first six months of 2026 compared to $1.4 million in the same period of 2025. The increases in other non-operating income, net, were primarily driven by the non-service cost components of pension and postretirement net periodic benefits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $30.2 million in the second quarter of 2026 compared to $27.5 million in the second quarter of 2025. The effective tax rate was 23.8% for the second quarter of 2026 compared to 23.9% in the second quarter of 2025. The slight decline in the effective tax rate was due to favorable impacts from executive compensation limitations and excess tax benefits related to stock-based compensation, largely offset by the absence of an investment tax credit recognized in the second quarter of 2025.

Income tax expense was $51.8 million in the first six months of 2026 compared to $49.1 million in the first six months of 2025. The effective tax rate for the first six months of 2026 was 24.1% compared to 23.8% for the same period of 2025. The modest increase in the effective tax rate was due to the absence of an investment tax credit recognized in the prior year, partially offset by benefits from lower executive compensation limitations and higher excess tax benefits related to stock-based compensation.

Total Other Comprehensive Loss (“OCL”) was $0.5 million in the second quarter of 2026 compared to total Other Comprehensive Income (“OCI”) of $1.9 million in the second quarter of 2025. The change from OCI to OCL was due to unfavorable Canadian dollar foreign currency translation adjustments, partially offset by interest rate swap derivative gains. OCI was $0.5 million in the first six months of 2026 compared to OCI of $1.3 million in the first six months of 2025. The decrease in OCI was due to unfavorable Canadian dollar foreign currency translation adjustments, partially offset by interest rate swap derivative gains. Derivative gains and losses represent the mark-to-market value fair adjustments for our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive (Loss). Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2026	2025	Change is Favorable
Three Months Ended June 30,
Segment net sales	$288.2	$267.0	7.9%
Segment operating income	$105.3	$98.4	7.0%

Six Months Ended June 30,
Segment net sales	$545.4	$512.1	6.5%
Segment operating income	$190.8	$182.9	4.3%

Mineral Fiber net sales increased $21 million in the second quarter of 2026 compared to the prior-year quarter due to $16 million of favorable AUV, including like-for-like price and mix driven by continued demand at the high-end of our product portfolio, and $5 million of higher sales volumes, primarily due to strong commercial execution and benefits from growth initiatives, in addition to slightly improved market conditions.

For the first six months of 2026, Mineral Fiber net sales increased $33 million from the prior-year period, primarily due to $27 million of favorable AUV, driven by favorable like-for-like price and, to a lesser extent, favorable mix, and $6 million of higher sales volumes, primarily due to strong commercial execution and benefits from growth initiatives.

Cost of goods sold during the three months ended June 30, 2026 was $166.8 million, or 57.9% of net sales, compared to $156.7 million, or 58.7% of net sales, in the prior-year period. Gross profit increased $11 million, or 10.1%, compared to the prior-year quarter due to a $12 million benefit from favorable AUV and a $3 million benefit from higher sales volumes. These benefits were partially offset by a $4 million increase in manufacturing costs, including freight, raw material and energy inflation, partially offset by ongoing manufacturing productivity.

Cost of goods sold during the six months ended June 30, 2026 was $322.1 million, or 59.1% of net sales, compared to $304.7 million, or 59.5% of net sales, in the prior-year period. Gross profit increased $16 million, or 7.7%, compared to the prior-year period due to a $21 million benefit from favorable AUV and a $4 million benefit from higher sales volumes. These benefits were partially offset by a $9 million increase in manufacturing costs, including freight, raw material and energy inflation, partially offset by ongoing manufacturing productivity.

SG&A expenses during the three months ended June 30, 2026 were $48.7 million, or 16.9% of net sales, compared to $43.8 million, or 16.4% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by investments to support growth, most notably a $2 million increase in people costs, including incentive compensation, and a $1 million increase in selling expenses. Also contributing to the increase was a $1 million increase in accruals for environmental remediation matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses during the six months ended June 30, 2026 were $92.5 million, or 17.0% of net sales, compared to $83.2 million, or 16.2% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by a $3 million increase in people costs, including incentive compensation, a $2 million increase in severance expenses, a $1 million decrease in company-owned officer life insurance gains related to deferred compensation plans and a $1 million increase in accruals for environmental remediation matters.

Equity earnings from our WAVE joint venture were $33.6 million in the three months ended June 30, 2026, compared to $32.1 million in the prior-year period. The increase in WAVE equity earnings was primarily driven by the impact of higher sales volumes and the benefit of favorable AUV, partially offset by higher steel costs.

Equity earnings from our WAVE joint venture were $61.0 million in the first six months of 2026, compared to $58.9 million in the prior-year period. The increase in WAVE equity earnings was primarily driven by the benefit of favorable AUV and higher sales volumes, partially offset by higher steel costs.

Architectural Specialties

(dollar amounts in millions)

	2026	2025	Change is Favorable (Unfavorable)
Three Months Ended June 30,
Segment net sales	$183.8	$157.6	16.6%
Segment operating income	$29.4	$25.6	14.8%

Six Months Ended June 30,
Segment net sales	$336.5	$295.2	14.0%
Segment operating income	$38.7	$40.4	(4.2)%

Architectural Specialties net sales increased $26 million in the second quarter of 2026 compared to the prior-year quarter due to a $15 million increase in organic net sales driven by strong growth across most of our specialty product categories and an $11 million inorganic contribution.

For the first six months of 2026, Architectural Specialties net sales increased $41 million from the prior-year period due to a $24 million increase in organic net sales driven by strong growth across most of our specialty product categories and a $17 million inorganic contribution.

Cost of goods sold during the three months ended June 30, 2026 was $109.8 million, or 59.7% of net sales, compared to $91.8 million, or 58.2% of net sales, in the prior-year period, with the increase in cost of goods sold as a percent of net sales primarily driven by the inorganic impact from our 2026 and 2025 acquisitions. Gross profit increased $8 million, or 12.5%, compared to the prior-year quarter due to a $5 million benefit from higher organic net sales and a $4 million inorganic benefit. Cost of goods sold was also impacted by the net benefit from tariff-related items, which included $2 million of IEEPA tariff refunds recognized in the second quarter of 2026, largely offset by the ongoing impact of tariffs on our Canadian imports.

Cost of goods sold during the six months ended June 30, 2026 was $208.8 million, or 62.1% of net sales, compared to $176.2 million, or 59.7% of net sales, in the prior-year period, with the increase in cost of goods sold as a percent of net sales primarily driven by the inorganic impact and a net increase in impacts from tariff-related items. Gross profit increased $9 million, or 7.3%, compared to the prior-year period due to an $11 million benefit from higher organic net sales and a $6 million inorganic benefit. Partially offsetting these benefits was an $8 million increase in manufacturing costs, driven by a $4 million inorganic increase and a $4 million organic increase. The increase in organic manufacturing costs was also impacted by a $2 million negative net impact from tariffs, including a tariff adjustment recorded in the first quarter of 2026.

SG&A expenses during the three months ended June 30, 2026 were $44.7 million, or 24.3% of net sales, compared to $40.3 million, or 25.6% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by investments to support growth, including a $1 million increase in organic selling expenses and a $1 million increase in people costs, including incentive compensation. Also contributing to the increase was a $2 million inorganic increase.

SG&A expenses during the six months ended June 30, 2026 were $89.1 million, or 26.5% of net sales, compared to $78.4 million, or 26.6% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by investments to support growth, including a $2 million increase in organic selling expenses and a $2 million increase in people costs, including incentive

Management’s Discussion and Analysis of Financial Condition and Results of Operations

compensation. Also contributing to the increase was a $5 million inorganic increase, including Eventscape acquisition costs, and a $1 million increase in severance expenses.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the second quarter of 2026 and 2025, and $2 million in the first six months of 2026 and 2025.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Net cash provided by operating activities for the first six months of 2026 was $125.9 million, compared to $122.6 million for the first six months of 2025. The favorable change in operating activities is primarily due to an increase in cash earnings and favorable timing related changes in accounts payable and accrued expenses, partially offset by unfavorable timing related changes in receivables.

Net cash used for investing activities was $44.9 million in the first six months of 2026, compared to $13.2 million of cash provided by investing activities in the first six months of 2025. The unfavorable change in cash used for investing activities was primarily due to the acquisition of Eventscape, partially offset by an increase in dividends from WAVE.

Net cash used for financing activities was $114.2 million in the first six months of 2026, compared to $134.7 million for the first six months of 2025. The favorable change in cash used for financing activities was primarily due to increased net borrowings due to the Eventscape acquisition, partially offset by an increase in repurchases of our outstanding common stock and an increase in payments of tax withholdings for share-based compensation plans.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $910.6 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. As of June 30, 2026, the revolving credit facility and Term Loan A were priced at 1.25% over the Secured Overnight Financing Rate (“SOFR”). The revolving credit facility and Term Loan A mature in December 2030. We also have a $25.0 million bi-lateral letter of credit facility and a $0.7 million letter of credit facility.

As of June 30, 2026, the total principal balances outstanding under our senior credit facility included $405.5 million under Term Loan A and $90.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of June 30, 2026, we were in compliance with all covenants of the senior credit facility.

The Term Loan A is currently priced on a variable interest rate basis. We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility associated with our senior credit facility.

The following table summarizes our interest rate swaps, including forward interest rate swaps (dollar amounts in millions):

Coverage Period	Notional Amount	Risk Coverage	Trade Date
March 2025 to September 2026	$25.0	USD-SOFR	March 27, 2025
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024
March 2026 to December 2028	$50.0	USD-SOFR	March 19, 2026
June 2026 to June 2029	$50.0	USD-SOFR	June 22, 2026

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

	June 30, 2026
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$7.7	$17.3
Letter of credit facility	0.7	0.5	0.2
Revolving credit facility	150.0	-	150.0
Total	$175.7	$8.2	$167.5

As of June 30, 2026, we had $78.6 million of cash and cash equivalents, $54.4 million in the U.S. and $24.2 million in foreign jurisdictions, primarily Canada. As of June 30, 2026, we also had $410 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For more information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our principal financial officer, as of June 30, 2026, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
April 1-30, 2026	188,972	$172.56	73,300	$460,110,371
May 1-31, 2026	386,895	$161.25	385,856	$397,892,001
June 1-30, 2026	553	$155.15	-	$397,892,001
Total	576,420		459,156

(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

On July 29, 2016, the Board of Directors of the Company approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $1,700.0 million of our outstanding shares of common stock through December 31, 2026.

On July 21, 2026, the Board of Directors of the Company approved an additional $800.0 million authorization under the Program, increasing the total authorized amount available for repurchases to $2,500.0 million, and extending the Program through December 31, 2029.

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

During the three months ended June 30, 2026, we repurchased 0.5 million shares under the Program for a total cost of $74.9 million, excluding commissions and taxes, or an average price of $163.20 per share. During the six months ended June 30, 2026, we repurchased 0.8 million shares under the Program for a total cost of $134.9 million, excluding commissions and taxes, or an average price of $168.65 per share. Since inception through June 30, 2026, we have repurchased 16.2 million shares under the Program for a total cost of $1,302.1 million, excluding commissions and taxes, or an average price of $80.31 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1

Armstrong World Industries, Inc. 2026 Directors Stock Unit Plan, is incorporated by reference to Armstrong World Industries, Inc.’s Definitive Proxy Statement on Schedule 14A for the Armstrong World Industries, Inc. 2026 Annual Meeting of Shareholders held on June 11, 2026 filed on April 30, 2026, wherein it appeared as Annex B*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.

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

Date: July 28, 2026