Form 10-Q
period 2026-09-30
ARMSTRONG WORLD INDUSTRIES INC
filed 2026-10-27
CIK 7431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of Armstrong World Industries, Inc.’s common stock outstanding as of October 22, 2026 – 41,833,899.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Income

(amounts in millions, except per share data)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$475.8	$425.2	$1,357.7	$1,232.5
Cost of goods sold	285.1	246.7	816.7	728.3
Gross profit	190.7	178.5	541.0	504.2
Selling, general and administrative expenses	91.3	90.1	273.4	252.1
(Gain) loss related to change in fair value of contingent consideration, net	(0.1)	0.1	0.8	0.5
(Gain) on sales of fixed assets, net	-	(0.9)	-	(0.8)
Equity (earnings) from unconsolidated affiliates, net	(31.7)	(28.0)	(92.4)	(86.5)
Operating income	131.2	117.2	359.2	338.9
Interest expense	7.5	8.2	22.6	25.3
Other non-operating (income), net	(0.7)	(0.5)	(3.1)	(1.9)
Earnings before income taxes	124.4	109.5	339.7	315.5
Income tax expense	32.5	23.2	84.3	72.3
Net earnings	$91.9	$86.3	$255.4	$243.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.3	(0.9)	(2.8)	0.9
Derivative gain (loss), net	2.3	-	4.6	(1.8)
Pension and postretirement adjustments	0.7	0.6	2.0	1.9
Total other comprehensive income (loss), net of tax	3.3	(0.3)	3.8	1.0
Total comprehensive income	$95.2	$86.0	$259.2	$244.2
Net earnings per share of common stock:
Basic	$2.18	$2.00	$6.01	$5.60
Diluted	$2.17	$1.98	$5.98	$5.56
Average number of common shares outstanding:
Basic	42.1	43.2	42.5	43.4
Diluted	42.3	43.6	42.7	43.7

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in millions, except share and per share data)

	Unaudited
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$71.4	$112.7
Accounts and notes receivable, net	187.5	130.3
Inventories, net	135.4	124.6
Income taxes receivable	4.9	-
Other current assets	27.8	23.9
Total current assets	427.0	391.5
Property, plant, and equipment, net of accumulated depreciation and amortization of $783.3 and $735.9, respectively	629.4	630.7
Operating lease assets	47.2	46.4
Finance lease assets	32.6	35.9
Prepaid pension costs	104.7	99.7
Investments in unconsolidated affiliates	29.5	26.6
Goodwill	256.6	217.8
Intangible assets, net	428.3	425.2
Other non-current assets	49.1	50.9
Total assets	$2,004.4	$1,924.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$10.3	$10.3
Accounts payable and accrued expenses	251.5	237.1
Operating lease liabilities	12.6	10.5
Finance lease liabilities	6.1	6.3
Income taxes payable	13.5	3.2
Total current liabilities	294.0	267.4
Long-term debt, less current installments	459.3	396.4
Operating lease liabilities	36.9	37.9
Finance lease liabilities	29.1	32.5
Postretirement benefit liabilities	30.4	32.7
Pension benefit liabilities	23.1	24.3
Other long-term liabilities	31.3	33.9
Income taxes payable	9.1	6.1
Deferred income taxes	197.4	192.8
Total non-current liabilities	816.6	756.6
Shareholders’ equity:
Common stock, $0.01 par value per share, 200 million shares authorized, 63,513,581 shares issued and 41,900,177 shares outstanding as of September 30, 2026 and 63,300,018 shares issued and 42,916,593 shares outstanding as of December 31, 2025	0.6	0.6
Capital in excess of par value	607.2	617.2
Retained earnings	2,025.3	1,814.1
Treasury stock, at cost, 21,613,404 shares as of September 30, 2026 and 20,383,425 shares as of December 31, 2025	(1,640.0)	(1,428.1)
Accumulated other comprehensive (loss)	(99.3)	(103.1)
Total shareholders’ equity	893.8	900.7
Total liabilities and shareholders’ equity	$2,004.4	$1,924.7

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(amounts in millions, except share and per share data)

Unaudited

	Three Months Ended September 30, 2026
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, June 30, 2026	42,327,893	$0.6	$602.7	$1,947.8	21,183,257	$(1,564.2)	$(102.6)	$884.3
Stock issuance, net	2,431	-	-	-	-	-	-	-
Share-based compensation, net	-	-	4.5	-	-	-	-	4.5
Cash dividends - $0.339 per common share	-	-	-	(14.4)	-	-	-	(14.4)
Net earnings	-	-	-	91.9	-	-	-	91.9
Other comprehensive income	-	-	-	-	-	-	3.3	3.3
Acquisition of treasury stock	(430,147)	-	-	-	430,147	(75.8)	-	(75.8)
Balance, September 30, 2026	41,900,177	$0.6	$607.2	$2,025.3	21,613,404	$(1,640.0)	$(99.3)	$893.8

	Nine Months Ended September 30, 2026
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2025	42,916,593	$0.6	$617.2	$1,814.1	20,383,425	$(1,428.1)	$(103.1)	$900.7
Stock issuance, net	213,563	-	-	-	-	-	-	-
Share-based compensation, net	-	-	(10.0)	-	-	-	-	(10.0)
Cash dividends - $1.017 per common share	-	-	-	(44.2)	-	-	-	(44.2)
Net earnings	-	-	-	255.4	-	-	-	255.4
Other comprehensive income	-	-	-	-	-	-	3.8	3.8
Acquisition of treasury stock	(1,229,979)	-	-	-	1,229,979	(211.9)	-	(211.9)
Balance, September 30, 2026	41,900,177	$0.6	$607.2	$2,025.3	21,613,404	$(1,640.0)	$(99.3)	$893.8

	Three Months Ended September 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, June 30, 2025	43,319,850	$0.6	$605.9	$1,690.6	19,971,063	$(1,350.4)	$(108.9)	$837.8
Stock issuance, net	2,206	-	-	-	-	-	-	-
Share-based compensation, net	-	-	6.3	-	-	-	-	6.3
Cash dividends - $0.308 per common share	-	-	-	(13.6)	-	-	-	(13.6)
Net earnings	-	-	-	86.3	-	-	-	86.3
Other comprehensive loss	-	-	-	-	-	-	(0.3)	(0.3)
Acquisition of treasury stock	(149,230)	-	-	-	149,230	(27.3)	-	(27.3)
Balance, September 30, 2025	43,172,826	$0.6	$612.2	$1,763.3	20,120,293	$(1,377.7)	$(109.2)	$889.2

	Nine Months Ended September 30, 2025
							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Shares	Amount	(Loss)	Equity
Balance, December 31, 2024	43,561,649	$0.6	$604.0	$1,560.7	19,614,358	$(1,298.0)	$(110.2)	$757.1
Stock issuance, net	117,112	-	-	-	-	-	-	-
Share-based compensation, net	-	-	8.2	-	-	-	-	8.2
Cash dividends - $0.924 per common share	-	-	-	(40.6)	-	-	-	(40.6)
Net earnings	-	-	-	243.2	-	-	-	243.2
Other comprehensive income	-	-	-	-	-	-	1.0	1.0
Acquisition of treasury stock	(505,935)	-	-	-	505,935	(79.7)	-	(79.7)
Balance, September 30, 2025	43,172,826	$0.6	$612.2	$1,763.3	20,120,293	$(1,377.7)	$(109.2)	$889.2

See accompanying Notes to Condensed Consolidated Financial Statements beginning on page 9.

Armstrong World Industries, Inc., and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in millions)

Unaudited

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$255.4	$243.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92.1	89.9
Deferred income taxes	3.1	20.1
Share-based compensation	14.4	16.3
Equity earnings from unconsolidated affiliates, net	(92.4)	(86.5)
Loss related to change in fair value of contingent consideration, net	0.8	0.5
(Gain) on sales of fixed assets, net	-	(0.8)
Payments of contingent consideration in excess of acquisition-date fair value	(1.5)	(0.7)
Other non-cash adjustments, net	(0.3)	1.2
Changes in operating assets and liabilities:
Receivables	(66.0)	(31.5)
Inventories	(11.1)	(13.2)
Accounts payable and accrued expenses	21.3	12.4
Income taxes receivable and payable, net	6.4	(1.2)
Other assets and liabilities	(0.1)	(4.2)
Net cash provided by operating activities	222.1	245.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(66.4)	(61.6)
Return of investment from joint venture	89.6	82.5
Acquisitions, net of cash acquired	(64.9)	(6.7)
Proceeds from the sale of fixed assets	-	1.0
Proceeds from company owned life insurance, net	6.9	1.6
Net cash (used for) provided by investing activities	(34.8)	16.8
Cash flows from financing activities:
Proceeds from revolving credit facility	120.0	10.0
Payments of revolving credit facility	(50.0)	(110.0)
Payments of long-term debt	(7.7)	(16.9)
Payments for finance leases	(5.7)	(6.2)
Payments of vendor financed property, plant and equipment purchases	(2.6)	-
Dividends paid	(44.5)	(40.6)
Payments of tax withholdings for share-based compensation plans, net of issuances	(24.4)	(8.1)
Payments of acquisition-related contingent consideration	-	(0.8)
Payments for treasury stock acquired	(213.1)	(79.4)
Net cash (used for) financing activities	(228.0)	(252.0)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.5
Net (decrease) increase in cash and cash equivalents	(41.3)	10.8
Cash and cash equivalents at beginning of year	112.7	79.3
Cash and cash equivalents at end of period	$71.4	$90.1
Supplemental cash flow disclosures:
Interest paid	$20.5	$22.9
Income tax payments, net	74.7	53.4
Amounts in accounts payable for capital expenditures	7.8	4.6
Purchases of property, plant and equipment through vendor financing	-	1.6

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

Except as disclosed in this note, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2025. These statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the third quarter and first nine months of 2026 and 2025 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in general economic conditions.

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

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses,” which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. Our prospective adoption of this standard on January 1, 2026 had no impact on our disclosures and no material impact on our results of operations, cash flows and financial condition.

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants - Accounting for Government Grants Received by Business Entities,” which provides authoritative guidance on the recognition, measurement, presentation and disclosure of government grants received by an entity. This guidance clarifies that grants related to an asset or to income will be recognized when it is probable that an entity will comply with the conditions attached to the grant, the grant will be received and the related expenses that the grant is intended to compensate have been incurred. For grants that relate to an asset, entities can elect a deferred income approach or a cost accumulation approach to recognize the grant. This guidance is effective for interim and annual periods beginning after December 15, 2028. Early adoption is permitted. We are evaluating the impact the adoption of this ASU will have on our results of operations, cash flows and financial condition.

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

Segment operating income (loss) is the measure of segment profit or loss reviewed by the CODM. The following tables are presented at the level of disaggregation regularly reviewed by the CODM to evaluate operating performance and allocate resources to segments:

For the three months ended September 30, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$292.1	$183.7	$-	$475.8
Cost of goods sold	171.7	113.1	0.3	285.1
Gross profit (loss)	120.4	70.6	(0.3)	190.7
SG&A expenses	46.2	44.9	0.2	91.3
(Gain) related to change in fair value of contingent consideration	-	(0.1)	-	(0.1)
Equity (earnings) loss from unconsolidated affiliates, net	(31.8)	-	0.1	(31.7)
Segment operating income (loss)	$106.0	$25.8	$(0.6)	$131.2

Depreciation and amortization	$22.4	$9.8	$-	$32.2
Purchases of property, plant and equipment	18.3	6.4	-	24.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

For the three months ended September 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$274.0	$151.2	$-	$425.2
Cost of goods sold	155.3	91.1	0.3	246.7
Gross profit (loss)	118.7	60.1	(0.3)	178.5
SG&A expenses	49.1	40.7	0.3	90.1
Loss related to change in fair value of contingent consideration	-	0.1	-	0.1
(Gain) on sales of fixed assets, net	(0.9)	-	-	(0.9)
Equity (earnings) loss from unconsolidated affiliates, net	(28.2)	-	0.2	(28.0)
Segment operating income (loss)	$98.7	$19.3	$(0.8)	$117.2

Depreciation and amortization	$21.6	$8.5	$-	$30.1
Purchases of property, plant and equipment	18.5	4.1	-	22.6

For the nine months ended September 30, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$837.5	$520.2	$-	$1,357.7
Cost of goods sold	493.8	321.9	1.0	816.7
Gross profit (loss)	343.7	198.3	(1.0)	541.0
SG&A expenses	138.7	134.0	0.7	273.4
Loss (gain) related to change in fair value of contingent consideration, net	1.0	(0.2)	-	0.8
Equity (earnings) loss from unconsolidated affiliates, net	(92.8)	-	0.4	(92.4)
Segment operating income (loss)	$296.8	$64.5	$(2.1)	$359.2

Depreciation and amortization	$66.4	$25.7	$-	$92.1
Purchases of property, plant and equipment	50.0	16.4	-	66.4

For the nine months ended September 30, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Net sales to external customers	$786.1	$446.4	$-	$1,232.5
Cost of goods sold	460.0	267.3	1.0	728.3
Gross profit (loss)	326.1	179.1	(1.0)	504.2
SG&A expenses	132.3	119.0	0.8	252.1
Loss related to change in fair value of contingent consideration	0.2	0.3	-	0.5
(Gain) loss on sales of fixed assets, net	(0.9)	0.1	-	(0.8)
Equity (earnings) loss from unconsolidated affiliates, net	(87.1)	-	0.6	(86.5)
Segment operating income (loss)	$281.6	$59.7	$(2.4)	$338.9

Depreciation and amortization	$64.5	$25.4	$-	$89.9
Purchases of property, plant and equipment	49.9	11.7	-	61.6

During the third quarter of 2025, we sold a parcel of land at a Mineral Fiber plant for total proceeds of $1.0 million, with a $0.9 million gain recorded upon sale. The impact of the transaction was recorded within (gain) on sales of fixed assets, net on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following table reconciles our total segment operating income to earnings before income taxes. These items are only measured and managed on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total segment operating income	$131.2	$117.2	$359.2	$338.9
Interest expense	7.5	8.2	22.6	25.3
Other non-operating (income), net	(0.7)	(0.5)	(3.1)	(1.9)
Earnings before income taxes	$124.4	$109.5	$339.7	$315.5

The following tables present balance sheet information by segment:

As of September 30, 2026	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,099.4	$718.0	$187.0	$2,004.4
Investments in unconsolidated affiliates	26.2	-	3.3	29.5

As of December 31, 2025	Mineral Fiber	Architectural Specialties	Unallocated Corporate	Total
Segment assets	$1,095.6	$612.7	$216.4	$1,924.7
Investments in unconsolidated affiliates	22.9	-	3.7	26.6

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

Other – represents net sales to independent retailers and certain national account customers, including wholesalers who resell our products to dealers who service builders, and maintenance, repair and operating supply (“MRO”) companies. This category also includes sales to online customers and original product manufacturers. Geographically, this category includes sales throughout the U.S., Canada, and Latin America.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The following tables present net sales by major customer channel within the Mineral Fiber and Architectural Specialties segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mineral Fiber	2026	2025	2026	2025
Distributors	$220.7	$205.0	$626.9	$585.2
Home centers	29.2	26.6	86.7	78.6
Direct customers	16.3	15.6	47.1	47.6
Other	25.9	26.8	76.8	74.7
Total	$292.1	$274.0	$837.5	$786.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Architectural Specialties	2026	2025	2026	2025
Direct customers	$95.0	$76.7	$272.0	$235.0
Distributors	82.8	67.3	229.8	191.6
Other	5.9	7.2	18.4	19.8
Total	$183.7	$151.2	$520.2	$446.4

NOTE 4. ACQUISITIONS

Eventscape

In February 2026, we acquired the issued and outstanding shares of Eventscape for $64.6 million, net of $1.3 million of cash acquired, plus additional contingent consideration payable upon the achievement of certain future performance objectives in 2030 not to exceed $7.5 million. The purchase price is subject to customary post-closing adjustments for working capital. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.4 million as of the acquisition date. Excluding cash acquired and contingent consideration payable, the total fair value of tangible assets acquired, less liabilities assumed, was $3.1 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $12.5 million, operating ROU assets and lease liabilities of $5.5 million, and accounts payable and accrued liabilities of $11.3 million. The total fair value of identifiable intangible assets acquired was $19.8 million, resulting in $42.1 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $11.7 million, backlog of $3.9 million and customer relationships of $3.7 million, which are being amortized over a weighted-average life of 15 years, 2 years and 6 years, respectively.

Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Parallel

In December 2025, we acquired the issued and outstanding stock of Parallel for $7.3 million, net of $0.6 million of cash acquired. Excluding cash acquired, the total fair value of tangible assets acquired, less liabilities assumed, was $2.4 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included inventory of $1.1 million, property, plant and equipment of $1.8 million, and operating ROU assets and lease liabilities of $1.1 million. The total fair value of identifiable intangible assets acquired was $2.1 million, resulting in $2.8 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.9 million and customer relationships of $0.8 million, which are being amortized over a weighted-average life of 15 years and 6 years, respectively.

Valuations for assets acquired and liabilities assumed are based on preliminary estimates that are subject to revisions and may result in adjustments to preliminary amounts as valuations are finalized.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Geometrik

In September 2025, we acquired the issued and outstanding shares of Geometrik for $7.7 million, plus additional contingent consideration payable upon the achievement of certain future performance objectives in 2027 and 2028 not to exceed $1.5 million. We, with the assistance of an independent, third-party valuation specialist, utilized a Monte Carlo simulation and determined the estimated fair value of the contingent consideration was $0.3 million as of the acquisition date. Excluding cash acquired and contingent consideration payable, the total fair value of tangible assets acquired, less liabilities assumed, was $1.4 million. The fair value of significant classes of non-cash tangible assets acquired and liabilities assumed included accounts receivable of $0.5 million, inventory of $0.5 million, property, plant and equipment of $1.6 million, operating ROU assets and lease liabilities of $3.8 million and accounts payable and accrued liabilities of $1.3 million. The total fair value of identifiable intangible assets acquired was $1.4 million, resulting in $5.2 million of goodwill. Identified intangible assets consist primarily of amortizable trademarks of $0.9 million and backlog of $0.3 million, which are being amortized over a weighted-average life of 15 years and 1 year, respectively.

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

For the three and nine months ended September 30, 2026, net sales of $8.2 million and $25.1 million, respectively, from Eventscape, Parallel and Geometrik were included in our Condensed Consolidated Statements of Earnings and Comprehensive Income. For the three and nine months ended September 30, 2026, operating losses of $2.1 million and $4.6 million, including $2.0 million and $3.0 million of depreciation and amortization, respectively, from Eventscape, Parallel and Geometrik were included in our Condensed Consolidated Statements of Earnings and Comprehensive Income. The Eventscape, Parallel and Geometrik acquisitions had no material impact on our Condensed Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales, pro forma	$475.8	$436.0	$1,362.7	$1,265.0
Net sales, as reported	475.8	425.2	1,357.7	1,232.5
Earnings before income taxes, pro forma	125.4	107.4	337.1	317.0
Earnings before income taxes, as reported	124.4	109.5	339.7	315.5

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

	September 30, 2026	December 31, 2025
Customer receivables	$187.8	$130.6
Miscellaneous receivables	4.8	3.6
Less allowance for warranties, discounts and credit losses	(5.1)	(3.9)
Accounts and notes receivable, net	$187.5	$130.3

We sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for credit losses.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 6. INVENTORIES

	September 30, 2026	December 31, 2025
Finished goods	$72.2	$66.8
Goods in process	11.9	11.5
Raw materials and supplies	80.2	72.8
Less LIFO reserves	(28.9)	(26.5)
Total inventories, net	$135.4	$124.6

NOTE 7. OTHER CURRENT ASSETS

	September 30, 2026	December 31, 2025
Prepaid expenses	$23.0	$22.5
Other	4.8	1.4
Total other current assets	$27.8	$23.9

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

The following table presents equity (earnings) losses from our unconsolidated affiliates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
WAVE	$(31.8)	$(28.2)	$(92.8)	$(87.1)
Overcast	0.1	0.2	0.4	0.6
Equity (earnings) from unconsolidated affiliates, net	$(31.7)	$(28.0)	$(92.4)	$(86.5)

The following table presents condensed financial statement data for WAVE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$148.6	$125.9	$425.0	$390.0
Gross profit	85.1	76.6	252.3	238.4
Net earnings	64.8	57.9	191.3	179.6

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The following table presents amounts related to our goodwill and intangible assets as of September 30, 2026 and December 31, 2025:

		September 30, 2026		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Customer relationships	3-20 years	$196.0	$180.3	$191.6	$170.7
Developed technology	10-20 years	111.4	89.5	110.3	87.9
Trademarks and brand names	3-20 years	36.6	7.3	24.4	5.8
Software	5-7 years	19.7	13.8	19.7	11.2
Non-compete agreements	3-5 years	7.7	3.6	7.1	2.6
Other	Various	11.2	5.9	7.4	2.9
Total		$382.6	$300.4	$360.5	$281.1
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	346.1		345.8
Total intangible assets		$728.7		$706.3

Goodwill	Indefinite	$256.6		$217.8

As of September 30, 2026 and December 31, 2025, goodwill totaled $256.4 million and $217.6 million, respectively, within our Architectural Specialties segment, and $0.2 million within our Mineral Fiber segment for the same periods. The increase in goodwill as of September 30, 2026 compared to December 31, 2025 was due to the acquisition of Eventscape, partially offset by changes in the purchase price allocations for Parallel and Geometrik and foreign exchange movements.

The following table presents the amortization expense related to our intangible assets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization expense	$7.6	$6.1	$19.7	$19.3

NOTE 10. OTHER NON-CURRENT ASSETS

	September 30, 2026	December 31, 2025
Cash surrender value of company-owned life insurance policies	$32.5	$36.1
Investment in employee deferred compensation plans	13.7	14.5
Fair value of derivative assets	2.5	-
Other	0.4	0.3
Total other non-current assets	$49.1	$50.9

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2026	December 31, 2025
Payables, trade and other	$137.9	$123.6
Deferred revenue	40.3	37.2
Employment costs	32.7	40.8
Current portion of pension and postretirement liabilities	6.3	6.3
Acquisition-related contingent consideration	-	1.5
Other	34.3	27.7
Total accounts payable and accrued expenses	$251.5	$237.1

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 12. INCOME TAX EXPENSE

The following table presents our effective tax rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings before income taxes	$124.4	$109.5	$339.7	$315.5
Income tax expense	32.5	23.2	84.3	72.3
Effective tax rate	26.1%	21.2%	24.8%	22.9%

The increase in the effective tax rate for the third quarter and the first nine months of 2026 compared to the same periods in 2025 were primarily due to the absence of prior-year benefits recognized from statute closures and federal investment tax credits.

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

NOTE 13. DEBT

Our long-term debt is comprised of borrowings outstanding under our $910.6 million variable rate amended senior secured credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. As of September 30, 2026 and December 31, 2025, the principal balance of our Term Loan A was $402.9 million and $410.6 million, respectively. As of September 30, 2026, borrowings outstanding under our revolving credit facility were $70.0 million. As of December 31, 2025, we had no borrowings outstanding under our revolving credit facility. We also have a $25.0 million bi-lateral letter of credit facility and a $0.7 million letter of credit facility.

We utilize lines of credit and other commercial commitments to ensure that adequate funds are available to meet operating requirements. Letters of credit are currently arranged through our revolving credit facility, our bi-lateral facility and letter of credit facility. Letters of credit may be issued to third party suppliers, insurance companies and financial institutions and typically can only be drawn upon in the event of AWI’s failure to pay its obligations to the beneficiary. The following table presents details related to our letters of credit facilities as of September 30, 2026:

	September 30, 2026
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$6.8	$18.2
Letter of credit facility	0.7	0.5	0.2
Revolving credit facility	150.0	-	150.0
Total	$175.7	$7.3	$168.4

Other Commitments

In the ordinary course of business, we provide corporate guarantees and obtain surety bonds in support of underlying contractual commitments to our customers. As of September 30, 2026 and December 31, 2025, there were $31.0 million and $31.4 million, respectively, of outstanding surety bonds associated with custom manufacturing projects that were issued by reputable surety providers. In the event of our non-performance, we may be required to reimburse surety providers to cover qualifying financial loss up to the bond amounts. We believe the risk of financial loss associated with our outstanding guarantees and surety bonds is remote and as such, have recorded no liabilities associated with such commitments on our Condensed Consolidated Balance Sheets.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

NOTE 14. PENSIONS AND OTHER BENEFIT PROGRAMS

The components of net periodic benefit (credits) costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Pension benefits
Service cost of benefits earned during the period	$0.6	$0.5	$1.6	$1.7
Interest cost on projected benefit obligation	3.9	4.1	11.6	12.4
Expected return on plan assets	(5.9)	(5.6)	(17.4)	(16.8)
Amortization of net actuarial loss	1.3	1.4	4.0	4.1
Net periodic pension (credit) cost	$(0.1)	$0.4	$(0.2)	$1.4
Retiree health and life insurance benefits
Interest cost on projected benefit obligation	$0.4	$0.5	$1.2	$1.5
Amortization of prior service credit	-	-	-	(0.1)
Amortization of net actuarial (gain)	(0.5)	(0.5)	(1.4)	(1.3)
Net periodic postretirement (credit) cost	$(0.1)	$-	$(0.2)	$0.1

Excluded from the table above is the net periodic pension cost associated with an unfunded defined benefit pension plan in Germany that was not included as part of prior dispositions of certain business and operations in Europe. This plan is reported as a component of our Unallocated Corporate segment. Net periodic pension cost for this plan was immaterial for the three and nine months ended September 30, 2026 and 2025.

The service cost component of net benefit (credit) cost has been presented in the Condensed Consolidated Statements of Earnings and Comprehensive Income within cost of goods sold and SG&A expenses for all periods presented, which are the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit (credit) cost are presented in the Condensed Consolidated Statements of Earnings and Comprehensive Income separately from the service cost component within other non-operating income, net.

NOTE 15. FINANCIAL INSTRUMENTS AND CONTINGENT CONSIDERATION

We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments and contingent consideration are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets (liabilities), net:
Total long-term debt, including current portion	$(469.6)	$(469.6)	$(406.7)	$(406.7)
Interest rate swap contracts	2.5	2.5	(3.4)	(3.4)
Foreign currency forward contracts	(0.1)	(0.1)	-	-
Acquisition-related contingent consideration	(3.1)	(3.1)	(3.4)	(3.4)

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value estimates of long-term debt were based on data for our Term Loan A debt provided by a major financial institution. The fair value estimates for interest rate swap contracts and foreign currency forward contracts were estimated with the assistance of an independent, third-party valuation expert and verified by obtaining quotes from major financial institutions. The fair value estimates for acquisition-related contingent consideration liabilities that are payable based on future performance were measured primarily through the use of a Monte Carlo simulation by an independent, third-party valuation specialist.

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The classification of acquisition-related contingent consideration liabilities on our Condensed Consolidated Balance Sheets is summarized below:

Balance Sheet Location	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses (1)	$-	$1.5
Other long-term liabilities (2)	3.1	1.9
(1)
Acquisition-related contingent consideration related to financial and performance milestones for the July 2023 acquisition of BOK Modern, LLC (“BOK”) as of December 31, 2025.
(2)
Acquisition-related contingent consideration related to future financial and performance milestones for the February 2026 acquisition of Eventscape, the September 2025 acquisition of Geometrik and the October 2023 acquisition of Insolcorp, LLC (“Insolcorp”) as of September 30, 2026, and future financial and performance milestones for the Geometrik and Insolcorp acquisitions as of December 31, 2025.

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

The fair value measurement of assets and liabilities measured at fair value on a recurring basis and reported on the Condensed Consolidated Balance Sheets is summarized below:

	September 30, 2026		December 31, 2025
	Fair value based on		Fair value based on
	Other observable inputs	Other unobservable inputs	Other observable inputs	Other unobservable inputs
	Level 2	Level 3	Level 2	Level 3
Assets (liabilities), net:
Interest rate swap contracts	$2.5	$-	$(3.4)	$-
Foreign currency forward contracts	(0.1)	-	-	-
Acquisition-related contingent consideration	-	(3.1)	-	(1.9)

Acquisition-related contingent consideration of $3.1 million and $1.9 million as of September 30, 2026 and December 31, 2025, respectively, was measured with the use of significant unobservable inputs, which included financial projections over the earn-out periods, the volatility of the underlying financial metrics and estimated risk-free rates of return. Acquisition-related contingent consideration liabilities of $1.5 million related to the BOK acquisition as of December 31, 2025 have been excluded from the table above because the liability was not measured based on Level 3 inputs as performance milestone achievements were known.

The following table summarizes the weighted-average of the significant unobservable inputs as of September 30, 2026:

	Eventscape	Geometrik	Insolcorp
Unobservable input
Volatility	23.8%	23.6%	26.5%
Risk-free rate	5.1%	4.1%	4.1%

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

The changes in fair value of the acquisition-related contingent consideration liabilities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fair value of contingent consideration as of beginning of period	$3.2	$2.1	$3.4	$3.2
Cash consideration paid	-	-	(1.5)	(1.5)
Acquisition date fair value of contingent consideration	-	0.3	0.4	0.3
(Gain) loss related to change in fair value of contingent consideration, net	(0.1)	0.1	0.8	0.5
Fair value of contingent consideration as of end of period	$3.1	$2.5	$3.1	$2.5

During the nine months ended September 30, 2026, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2025 for the BOK acquisition, and was classified as cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2025, we paid $1.5 million of additional cash consideration, which represented the achievement of certain financial and performance milestones through December 31, 2024 for the BOK acquisition. The cash consideration paid during the nine months ended September 30, 2025 was classified as cash flows from financing activities on our Condensed Consolidated Statements of Cash Flows, up to the acquisition date fair value. The portion of additional cash consideration paid in excess of the acquisition date fair value was classified as cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.

During the three and nine months ended September 30, 2026 and 2025, the changes in fair value of acquisition-related contingent consideration were primarily due to changes in financial projections over each entity’s earn-out periods, changes in valuation inputs and the impact of foreign exchange movements. Changes in acquisition-related contingent consideration liabilities subsequent to the initial acquisition-date measurements, excluding foreign exchange movements, were recorded as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk from changes in foreign exchange rates, interest rates and commodity prices that could impact our results of operations, cash flows and financial condition. At inception, derivatives that we designate as hedging instruments are formally documented as a hedge of a forecasted transaction or cash flow hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, we discontinue hedge accounting, and any future mark-to-market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.

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

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

Interest Rate Risk

We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility. These swaps are designated as cash flow hedges against changes in Secured Overnight Financing Rate (“SOFR”) for a portion of our variable rate debt. The following table summarizes our interest rate swaps as of September 30, 2026:

Coverage Period	Notional Amount	Risk Coverage	Trade Date
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
September 2026 to March 2027	$25.0	USD-SOFR	September 28, 2026
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024
March 2026 to December 2028	$50.0	USD-SOFR	March 19, 2026
June 2026 to June 2029	$50.0	USD-SOFR	June 22, 2026

Under the terms of the interest rate swaps above, we pay a fixed rate monthly and receive a floating rate based on SOFR.

Foreign Exchange Rate Risk

During the third quarter of 2026, we entered into foreign currency forward contracts to reduce our exposure to the risk that cash outflows related to certain fixed asset purchases from foreign suppliers will be adversely affected by changes in Euro exchange rates. These derivative instruments are designated as cash flow hedges against these forecasted transactions. As of September 30, 2026, the notional amount of the foreign currency forward contracts was $3.9 million and all foreign currency forward contracts mature within 12 months. There were no foreign currency forward contracts outstanding as of December 31, 2025. Gains and losses on these instruments are recorded in other comprehensive income, to the extent effective, and subsequently reclassified to earnings when the hedged transaction is recognized in earnings. Any mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of goods sold. There were no ineffective portions of these hedges recognized during the three months ended September 30, 2026.

Financial Statement Impacts

The following tables detail amounts related to our derivatives as of September 30, 2026 and December 31, 2025. We did not have any derivative assets or liabilities not designated as hedging instruments as of September 30, 2026 or December 31, 2025. The derivative asset and liability amounts below are shown gross and have not been netted.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other current assets	$0.1	$-	Accounts payable and accrued expenses	$0.1	$0.8
Foreign currency forward contracts	Other current assets	-	-	Accounts payable and accrued expenses	0.1	-
Interest rate swap contracts	Other non-current assets	2.5	-	Other long-term liabilities	-	2.6

	Amount of Gain (Loss) Recognized in AOCL		Location of (Loss) Gain	(Loss) Gain Reclassified from AOCL into Net Earnings
	Nine Months Ended		Reclassified from	Three Months Ended		Nine Months Ended
	September 30,		AOCL into	September 30,		September 30,
	2026	2025	Net Earnings	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$5.0	$(1.7)	Interest expense	$(0.3)	$0.1	$(1.2)	$0.5
Foreign currency forward contracts	(0.1)	-	Cost of goods sold	-	-	-	-

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

As of September 30, 2026, the amount of existing gains in Accumulated Other Comprehensive Loss (“AOCL”) expected to be recognized in net earnings over the next twelve months was $0.8 million.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On July 29, 2016, the Board of Directors of the Company approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $2,500.0 million of our outstanding shares of common stock through December 31, 2029. We had $1,122.9 million remaining under the Board’s repurchase authorization as of September 30, 2026.

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

During the three months ended September 30, 2026, we repurchased 0.4 million shares under the Program for a total cost of $75.0 million, excluding commissions and taxes, or an average price of $174.36 per share. During the nine months ended September 30, 2026, we repurchased 1.2 million shares under the Program for a total cost of $209.9 million, excluding commissions and taxes, or an average price of $170.65 per share. Since inception and through September 30, 2026, we have repurchased 16.6 million shares under the Program for a total cost of $1,377.1 million, excluding commissions and taxes, or an average price of $82.74 per share.

Dividends

In February, April and July 2026, our Board of Directors declared $0.339 per share quarterly dividends, which were paid to shareholders in March, May and August 2026. On October 21, 2026, our Board of Directors declared a $0.373 per share quarterly dividend to be paid in November 2026.

Accumulated Other Comprehensive (Loss)

The following tables summarize the activity, by component, related to the change in AOCL for the three and nine months ended September 30, 2026 and 2025:

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, June 30, 2026	$(3.6)	$(0.3)	$(98.7)	$(102.6)
Other comprehensive income before reclassifications, net of tax (expense) of ($0.1), ($0.7), $- and ($0.8)	0.3	2.1	-	2.4
Amounts reclassified from accumulated other comprehensive (loss)	-	0.2	0.7	0.9
Net current period other comprehensive income	0.3	2.3	0.7	3.3
Balance, September 30, 2026	$(3.3)	$2.0	$(98.0)	$(99.3)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) Gain (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2025	$(0.5)	$(2.6)	$(100.0)	$(103.1)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.8, ($1.2), $- and $(0.4)	(2.8)	3.7	-	0.9
Amounts reclassified from accumulated other comprehensive (loss)	-	0.9	2.0	2.9
Net current period other comprehensive (loss) income	(2.8)	4.6	2.0	3.8
Balance, September 30, 2026	$(3.3)	$2.0	$(98.0)	$(99.3)

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, June 30, 2025	$(0.4)	$(2.9)	$(105.6)	$(108.9)
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $0.2, ($0.1), $- and $0.1	(0.9)	0.1	-	(0.8)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.1)	0.6	0.5
Net current period other comprehensive (loss) income	(0.9)	-	0.6	(0.3)
Balance, September 30, 2025	$(1.3)	$(2.9)	$(105.0)	$(109.2)

	Foreign Currency Translation Adjustments (1)	Derivative (Loss) (1) (2)	Pension and Postretirement Adjustments (1)	Total Accumulated Other Comprehensive (Loss) (1) (2)
Balance, December 31, 2024	$(2.2)	$(1.1)	$(106.9)	$(110.2)
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of ($0.2), $0.3, $- and $0.1	0.9	(1.4)	-	(0.5)
Amounts reclassified from accumulated other comprehensive (loss)	-	(0.4)	1.9	1.5
Net current period other comprehensive income (loss)	0.9	(1.8)	1.9	1.0
Balance, September 30, 2025	$(1.3)	$(2.9)	$(105.0)	$(109.2)

(1)
Amounts are net of tax.
(2)
Amounts include our 50% share of AOCI components from our WAVE joint venture.

The amounts reclassified from AOCL, and the affected line item of the Condensed Consolidated Statements of Earnings and Comprehensive Income, are presented in the table below:

	Amounts Reclassified from Accumulated Other Comprehensive (Loss)				Affected Line Item on the
	Three Months Ended		Nine Months Ended		Condensed Consolidated
	September 30,		September 30,		Statements of Earnings
	2026	2025	2026	2025	and Comprehensive Income
Derivative Adjustments:
Interest rate swap contracts, before tax	$0.3	$(0.1)	$1.2	$(0.5)	Interest expense
Tax impact	(0.1)	-	(0.3)	0.1	Income tax expense
Total loss (income), net of tax	0.2	(0.1)	0.9	(0.4)

Pension and Postretirement Adjustments:
Amortization of prior service credit	-	-	-	(0.1)	Other non-operating (income), net
Amortization of net actuarial loss	0.8	0.9	2.6	2.8	Other non-operating (income), net
Total loss, before tax	0.8	0.9	2.6	2.7
Tax impact	(0.1)	(0.3)	(0.6)	(0.8)	Income tax expense
Total loss, net of tax	0.7	0.6	2.0	1.9
Total reclassifications for the period	$0.9	$0.5	$2.9	$1.5

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

Based on findings in a Remedial Investigation Report (“RIR”) which included relevant risk assessments previously conducted and that was approved by the EPA in July 2023, the PRPs developed and submitted to the EPA a draft Feasibility Study (“FS”) to identify and evaluate potential remedial alternatives for all non-groundwater elements of Operable Unit 2. Following review and comment by the EPA and the State of Georgia and revisions to the FS to address those comments, the EPA conditionally approved the FS in April 2024 and issued a Proposed Remedial Action Plan (“Proposed Plan”) for the non-groundwater elements at the site in May 2024, which included a total cost estimate for the non-groundwater elements at the site of approximately $8 million. In August 2024, the EPA signed the Record of Decision, selecting the remedy outlined in the Proposed Plan. In April 2026, the EPA issued a Special Notice Letter to the PRPs to conduct the Remedial Design/Remedial Action (“RD/RA”) for the Operable Unit 2 remedy. The portion of these remediation costs that AWI will bear for all non-groundwater elements of Operable Unit 2 will be formalized once the PRPs resolve the final allocation of costs. During the third quarter of 2026, the PRPs met with the EPA to discuss preliminary comments on the draft Consent Decree for implementing the RD/RA.

In March 2025, AWI and the other PRPs proposed that the investigation of the groundwater elements of the areas constituting Operable Unit 2 (now designated as “Operable Unit 3”), be completed in conjunction with the groundwater investigation at the adjacent former Macon Naval Ordinance Plant landfill, however, the EPA rejected this request and required two separate remedial investigation reports. Thereafter, the EPA requested a Work Plan for the remaining RI/FS work for Operable Unit 3, which is due in January 2027.

It is probable that we will incur field investigation, engineering and oversight costs associated with designing and implementing the RD/RA remedy for all non-groundwater elements of Operable Unit 2 and for completing an RI/FS for Operable Unit 3. We may also ultimately incur costs in remediating contamination discovered during the RI/FS for Operable Unit 3, and we are unable to reasonably estimate our final share of the total costs associated with the investigation work or any resulting remediation therefrom, although such amounts may be material to any one quarter’s or year’s results of operations in the future. We do not expect the total future costs to have a material adverse effect on our liquidity or financial condition as the cash payments may be made over many years.

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

Prior to our acquisition of the site, the North Carolina Department of Environment and Natural Resources listed the site as a hazardous waste site. In 1997, AWP entered into a cost sharing agreement with Westinghouse whereby the parties agreed to share equally the costs associated with site investigation. In 2007, we and Paramount entered into an agreement with the Navy whereby the Navy agreed to pay one third of defined past and future investigative costs up to a certain amount, which has now been exhausted. The EPA approved an RI/FS work plan for the site in August 2011. In July 2018, the EPA published an Interim Record Of Decision (“IROD”) selecting an interim cleanup approach. In June 2021, we entered into a negotiated Partial Consent Decree and Site Participation Agreement with the EPA, Paramount and the U.S. on behalf of the Navy for the remedial design and remedial action for the interim remedy. Because the U.S. does not conduct work as a PRP at Superfund sites, similar to the 2007 agreement, the U.S. agreed to pay its share of the estimated costs of performing the work and, as part of the Consent Decree Financial Assurance, the Company and Paramount also funded their estimated shares of the Interim Remedy. The Partial Consent Decree was entered by the U.S. District Court for the Eastern District of North Carolina in January 2022. A Remedial Design Work Plan was approved by the EPA in

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

February 2023 and in December 2024, and the EPA approved the Pre-Design Investigation Work Plan and related Quality Assurance Project Plan. Since March 2025, AWP and Paramount have been conducting pre-design investigation activities focused on additional soil and groundwater sampling to inform remedy implementation, with the initial assessment submitted to the EPA in March 2026.

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

Summary of Financial Position

Total liabilities of $4.5 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively, were recorded for environmental matters that we consider probable and for which a reasonable estimate of the probable liability could be made. As of September 30, 2026 and December 31, 2025, environmental liabilities of $4.3 million and $4.1 million, respectively, were reflected within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2026, environmental liabilities of $0.2 million were reflected within other current liabilities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026, we recorded additional reserves for potential environmental liabilities of $0.1 million and $0.7 million, respectively, as a component of SG&A expenses on our Condensed Consolidated Statements of Earnings and Comprehensive Income. During the three and nine months ended September 30, 2025, we recorded additional reserves for potential environmental liabilities of $0.1 million.

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

NOTE 19. NET EARNINGS PER SHARE

The following table is a reconciliation of basic shares outstanding to diluted shares outstanding for the three and nine months ended September 30, 2026 and 2025 (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic shares outstanding	42.1	43.2	42.5	43.4
Dilutive effect of common stock equivalents	0.2	0.4	0.2	0.3
Diluted shares outstanding	42.3	43.6	42.7	43.7

Armstrong World Industries, Inc., and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(dollar amounts in millions, except per share data)

There were no anti-dilutive stock awards excluded from the computation of dilutive earnings per share for the three months ended September 30, 2026. There were 2,288 of anti-dilutive stock awards excluded from the computation of dilutive earnings per share for the nine months ended September 30, 2026. Anti-dilutive stock awards excluded from the computation of dilutive earnings per share for the three and nine months ended September 30, 2025 were 261 and 19,439, respectively.

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

Manufacturing Plants

As of September 30, 2026, we operated 24 manufacturing plants, including 20 plants located within the U.S. and four plants in Canada.

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

Architectural Specialties – designs, produces and sources specialty ceilings, walls, and other interior and exterior architectural applications primarily for use in commercial settings. Products are available in numerous materials, such as metal, felt, architectural resin and glass, wood, wood fiber and glass-reinforced-gypsum in various colors, shapes and designs. These products offer a range of design options and performance attributes such as acoustical control, rated fire protection, light, aesthetic appeal, energy efficiency and building performance. We sell standard, premium and customized products, a portion of which are sourced from third-party

Management’s Discussion and Analysis of Financial Condition and Results of Operations

producers. Architectural Specialties products are sold mostly to direct customers, primarily ceiling systems contractors, and resale distributors. This segment’s revenues are primarily project driven, which can lead to more variability in sales patterns. Operating results for the Architectural Specialties segment include a portion of allocated Corporate administrative expenses that represent a reasonable allocation of general services to support its operations.

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

Markets. We compete in the building product markets of the Americas. We closely monitor publicly available macroeconomic data and trends that provide insight into commercial construction market activity, including, but not limited to, Gross Domestic Product (“GDP”), office vacancy rates, the Architecture Billings Index, new commercial construction starts, state and local government spending, corporate profits and retail sales. The Company continues to monitor the impacts of governmental trade and other policies, including tariffs, and geopolitical events, including the ongoing conflict in Iran. These matters did not have a material direct impact on our financial condition, liquidity or results of operations in the first nine months of 2026 or 2025. However, the broader economic effects of these matters have contributed to a more challenging operating environment as compared to the prior year.

Sales Volumes. For the three months ended September 30, 2026, sales volumes increased $35 million compared to the prior-year period, primarily driven by a $25 million increase in organic Architectural Specialties net sales and an $8 million inorganic increase resulting from our 2026 and 2025 acquisitions. Also contributing to the increase in net sales was a $2 million increase from higher sales volumes in our Mineral Fiber segment. For the nine months ended September 30, 2026, sales volumes increased $82 million compared to the prior-year period, due primarily to a $49 million increase in organic Architectural Specialties net sales and a $25 million inorganic increase due to our 2026 and 2025 acquisitions. Also contributing to the increase in net sales was an $8 million increase driven by higher sales volumes in our Mineral Fiber segment.

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

Favorable AUV increased our total consolidated net sales for the three and nine months ended September 30, 2026 by $16 million and $43 million, respectively, compared to the same periods in 2025. Our Architectural Specialties segment revenues are primarily generated from individual contracts that include project-specific mixes of manufactured and sourced products. As such, we do not evaluate performance using AUV for this segment but rather attribute all changes in net sales to volume, including gross to net sales adjustments.

During the first and third quarters of 2026, we implemented price increases on Mineral Fiber ceiling products. During the first and second quarters of 2026, we implemented price increases on certain Architectural Specialties products. WAVE implemented price increases on grid products during the first, second and third quarters of 2026. In October of 2026, we announced price increases on Mineral Fiber ceiling products and certain Architectural Specialties products, and WAVE announced price increases on grid products, all of which will become effective in the fourth quarter of 2026. Future pricing actions for Mineral Fiber, Architectural Specialties and WAVE products may be implemented based on numerous factors, including the impact of tariffs, the rate and pace of inflation and its impact on our business and the competitive environment.

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

Our largest raw material expenditures are primarily for fiberglass, perlite, recycled paper, and starch. Other raw materials include clays, felt, pigment, architectural resin and glass, wood and wood fiber. We manufacture substantially all of our mineral wool at one of our manufacturing facilities. We use aluminum and steel in the production of metal building products by us and by WAVE. Finally, we also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas, and water. Fluctuations in the prices of these inputs impact our financial results. During the three months ended September 30, 2026, higher freight and raw material costs negatively impacted operating income by $6 million compared to the same period in 2025. During the nine months ended September 30, 2026, higher freight, raw material and energy costs negatively impacted operating income by $12 million compared to the same period in 2025.

Acquisition-Related Expenses and Losses

In connection with our acquisitions of Eventscape in February 2026, Geometrik in September 2025, Insolcorp, LLC (“Insolcorp”) in October 2023 and BOK Modern, LLC (“BOK”) in July 2023, we recorded certain acquisition-related expenses, (gains) and losses to operating income during the three and nine months ended September 30, 2026 and 2025, summarized as follows (dollar amounts in millions):

	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed
	September 30,		September 30,		Consolidated Statements of Earnings and
	2026	2025	2026	2025	Comprehensive Income
Acquisition costs	$-	$0.5	$2.6	$0.5	SG&A expenses
(Gain) loss related to change in fair value of contingent consideration, net	(0.1)	0.1	0.8	0.5	(Gain) loss related to change in fair value of contingent consideration, net
Net (benefit) expense included in operating income	$(0.1)	$0.6	$3.4	$1.0

Acquisition costs above reflect certain third-party professional fees incurred due to the Eventscape and Geometrik acquisitions. The change in fair value of contingent consideration was related to our Eventscape, Geometrik, Insolcorp and BOK acquisitions and is remeasured quarterly during each acquisition’s earn-out periods. See Note 15 to the Condensed Consolidated Financial Statements for further information. Depreciation of fixed assets acquired and amortization of intangible assets acquired have been excluded from the table above.

Employees

As of September 30, 2026 and December 31, 2025, we had approximately 4,100 and 3,800 full-time and part-time employees, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of operating income to consolidated net earnings before income taxes.

CONSOLIDATED RESULTS

(dollar amounts in millions)

	2026	2025	Change is Favorable
Three Months Ended September 30,
Consolidated net sales	$475.8	$425.2	11.9%
Consolidated operating income	$131.2	$117.2	11.9%

Nine Months Ended September 30,
Consolidated net sales	$1,357.7	$1,232.5	10.2%
Consolidated operating income	$359.2	$338.9	6.0%

Consolidated net sales for the third quarter of 2026 increased 11.9% from the prior-year quarter due to higher volumes of $35 million and favorable AUV of $16 million. Architectural Specialties net sales increased $33 million and Mineral Fiber net sales increased $18 million from the prior-year quarter. Architectural Specialties segment net sales improved due to a $25 million increase in organic net sales and an $8 million inorganic contribution. The increase in Mineral Fiber net sales was driven by favorable AUV and improved sales volumes.

Consolidated net sales for the first nine months of 2026 increased 10.2% over the prior-year period due to higher volumes of $82 million and favorable AUV of $43 million. Architectural Specialties net sales increased $74 million and Mineral Fiber net sales increased $51 million over the prior-year period. Architectural Specialties segment net sales improved due to a $49 million increase in organic net sales and a $25 million inorganic contribution. The increase in Mineral Fiber net sales was driven by favorable AUV and improved sales volumes.

Cost of goods sold in the third quarter of 2026 were $285.1 million, or 59.9% of net sales, compared to $246.7 million, or 58.0% of net sales, for the same period in 2025. The increase in cost of goods sold as a percent of net sales was primarily due to input cost inflation, most notably higher freight and raw material costs, higher tariffs on certain goods sold, and the impact of our 2026 and 2025 acquisitions. These increases were partially offset by favorable AUV benefits and ongoing manufacturing productivity.

Cost of goods sold in the first nine months of 2026 were $816.7 million, or 60.2% of net sales, compared to $728.3 million, or 59.1% of net sales, for the same period in 2025. The increase in cost of goods sold as a percent of net sales was primarily driven by input cost inflation, most notably higher freight and raw material costs, higher tariffs on certain goods sold, and the impact of our 2026 and 2025 acquisitions. These increases were partially offset by favorable AUV benefits and ongoing manufacturing productivity. Cost of goods sold for the first nine months of 2026 were also impacted by $4 million of tariff refunds, most notably International Emergency Economic Powers Act (“IEEPA”) tariff refunds, partially offset by $3 million of tariff adjustments based on duties for certain Architectural Specialties steel and aluminum products.

SG&A expenses in the third quarter of 2026 were $91.3 million, or 19.2% of net sales, compared to $90.1 million, or 21.2% of net sales, in the prior-year quarter. The slight increase in SG&A expenses was primarily driven by a $3 million inorganic increase due to our 2025 and 2026 acquisitions and a $2 million increase in selling expenses to support growth, largely offset by a $4 million decrease in incentive compensation.

SG&A expenses in the first nine months of 2026 were $273.4 million, or 20.1% of net sales, compared to $252.1 million, or 20.5% of net sales, for the same period in 2025. The increase in SG&A expenses was primarily driven by an $8 million inorganic increase, including a $2 million increase in acquisition costs, in addition to investments to support growth, including a $5 million increase in selling expenses and a $2 million increase in information technology productivity investments. Also contributing to the increase was a $3 million increase in people costs, driven by higher salaries and benefits of $6 million and a $3 million increase in severance expenses, partially offset by a $5 million decrease in incentive compensation.

Gains related to changes in the fair value of contingent consideration were $0.1 million in the third quarter of 2026, compared to losses of $0.1 million in the third quarter of 2025. Losses related to changes in the fair value of contingent consideration were $0.8 million in the first nine months of 2026, compared to $0.5 million for the same period in 2025. Changes in the fair value of contingent

Management’s Discussion and Analysis of Financial Condition and Results of Operations

consideration were related to our Insolcorp, BOK, Geometrik and Eventscape acquisitions. See Note 15 to the Condensed Consolidated Financial Statements for further information.

Equity earnings from unconsolidated affiliates were $31.7 million in the third quarter of 2026, compared to $28.0 million in the third quarter of 2025, and were $92.4 million in the first nine months of 2026, compared to $86.5 million in the same period in 2025. WAVE equity earnings were $31.8 million in the third quarter of 2026, compared to $28.2 million in the third quarter of 2025, and $92.8 million in the first nine months of 2026, compared to $87.1 million in the same period of 2025. The increases in WAVE equity earnings in both periods were primarily driven by higher sales volumes and the benefit of favorable AUV, partially offset by higher steel costs. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Interest expense was $7.5 million in the third quarter of 2026, compared to $8.2 million in the third quarter of 2025. The decrease in interest expense for the third quarter of 2026 compared to the prior-year quarter was due to a decrease in effective interest rates, partially offset by higher average debt balances. Interest expense was $22.6 million in the first nine months of 2026 compared to $25.3 million in the first nine months of 2025. The decrease in interest expense in the first nine months of 2026 compared to the same period in 2026 was due to a decrease in effective interest rates and lower average debt balances.

Other non-operating income, net, was $0.7 million in the third quarter of 2026 compared to $0.5 million in the third quarter of 2025, and $3.1 million in the first nine months of 2026 compared to $1.9 million in the same period of 2025. The increases in other non-operating income, net, were primarily driven by the non-service cost components of pension and postretirement net periodic benefits.

Income tax expense was $32.5 million in the third quarter of 2026 compared to $23.2 million in the third quarter of 2025. The effective tax rate was 26.1% for the third quarter of 2026 compared to 21.2% in the prior-year quarter. Income tax expense was $84.3 million in the first nine months of 2026 compared to $72.3 million in the first nine months of 2025. The effective tax rate for the first nine months of 2026 was 24.8% compared to 22.9% for the same period of 2025. The increases in the effective tax rate for the third quarter and in the first nine months of 2026 compared to the same periods in 2025 were primarily due to the absence of prior-year benefits recognized from statute closures and federal investment tax credits.

Total Other Comprehensive Income (“OCI”) was $3.3 million in the third quarter of 2026 compared to total Other Comprehensive Loss (“OCL”) of $0.3 million in the third quarter of 2025. The change from OCL to OCI was due to interest rate swap derivative gains and favorable Canadian dollar foreign currency translation adjustments. OCI was $3.8 million in the first nine months of 2026 compared to OCI of $1.0 million in the first nine months of 2025. The increase in OCI was primarily due to interest rate swap derivative gains, partially offset by unfavorable Canadian dollar foreign currency translation adjustments. Derivative gains and losses represent the fair value adjustments for our derivative assets and liabilities, and the recognition of gains and losses previously deferred in Accumulated Other Comprehensive (Loss). Foreign currency translation adjustments represent the change in the U.S. dollar value of assets and liabilities denominated in foreign currencies.

REPORTABLE SEGMENT RESULTS

Mineral Fiber

(dollar amounts in millions)

	2026	2025	Change is Favorable
Three Months Ended September 30,
Segment net sales	$292.1	$274.0	6.6%
Segment operating income	$106.0	$98.7	7.4%

Nine Months Ended September 30,
Segment net sales	$837.5	$786.1	6.5%
Segment operating income	$296.8	$281.6	5.4%

Mineral Fiber net sales increased $18 million in the third quarter of 2026 compared to the prior-year quarter due to $16 million of favorable AUV and $2 million of higher sales volumes. The improvement in AUV was driven by favorable like-for-like price and, to a lesser extent, favorable mix. The increase in volumes was driven primarily by timing-related demand from our Canadian customers and partially due to benefits from our growth initiatives.

For the first nine months of 2026, Mineral Fiber net sales increased $51 million from the prior-year period due to $43 million of favorable AUV, driven by favorable like-for-like price and, to a lesser extent, favorable mix, and $8 million of higher sales volumes. The increased volumes and favorable mix were driven by our solid commercial execution and benefits from our growth initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of goods sold during the three months ended September 30, 2026 was $171.7 million, or 58.8% of net sales, compared to $155.3 million, or 56.7% of net sales, in the prior-year period. The current-year period increase in costs of goods sold as a percent of sales was primarily due to freight and raw material inflation. Gross profit increased $2 million, or 1.4%, compared to the prior-year quarter due to a $9 million benefit from favorable AUV, a $1 million benefit from higher sales volumes, in addition to the benefit of ongoing manufacturing productivity. These benefits were partially offset by an $8 million increase in manufacturing costs, including freight and raw material inflation.

Cost of goods sold during the nine months ended September 30, 2026 was $493.8 million, or 59.0% of net sales, compared to $460.0 million, or 58.5% of net sales, in the prior-year period. Gross profit increased $18 million, or 5.4%, compared to the prior-year period due to a $29 million benefit from favorable AUV, a $5 million benefit from higher sales volumes and ongoing manufacturing productivity. These benefits were partially offset by a $17 million increase in manufacturing costs, including freight, raw material and energy inflation and unfavorable inventory valuation impacts.

SG&A expenses during the three months ended September 30, 2026 were $46.2 million, or 15.8% of net sales, compared to $49.1 million, or 17.9% of net sales, in the prior-year quarter. The decrease in SG&A expenses was primarily driven by a $3 million decrease in incentive compensation.

SG&A expenses during the nine months ended September 30, 2026 were $138.7 million, or 16.6% of net sales, compared to $132.3 million, or 16.8% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by a $2 million increase in selling expenses and a $2 million increase in information technology productivity investments. People costs were unchanged from the prior-year period as higher salaries and benefits and $2 million of severance expenses were offset by a $4 million decrease in incentive compensation.

Equity earnings from our WAVE joint venture were $31.8 million in the third quarter of 2026, compared to $28.2 million in the third quarter of 2025, and $92.8 million in the first nine months of 2026, compared to $87.1 million in the same period of 2025. The year-over-year increases in WAVE equity earnings for the third quarter and first nine months of 2026 were primarily driven by higher sales volumes and the benefit of favorable AUV, partially offset by higher steel costs.

Architectural Specialties

(dollar amounts in millions)

	2026	2025	Change is Favorable
Three Months Ended September 30,
Segment net sales	$183.7	$151.2	21.5%
Segment operating income	$25.8	$19.3	33.7%

Nine Months Ended September 30,
Segment net sales	$520.2	$446.4	16.5%
Segment operating income	$64.5	$59.7	8.0%

Architectural Specialties net sales increased $33 million in the third quarter of 2026 compared to the prior-year quarter due to a $25 million increase in organic net sales driven by strong growth across most of our specialty product categories and an $8 million inorganic contribution.

For the first nine months of 2026, Architectural Specialties net sales increased $74 million from the prior-year period due to a $49 million increase in organic net sales driven by strong growth across most of our specialty product categories and a $25 million inorganic contribution.

Cost of goods sold during the three months ended September 30, 2026 was $113.1 million, or 61.6% of net sales, compared to $91.1 million, or 60.3% of net sales, in the prior-year period. The increase in cost of goods sold as a percent of net sales was primarily driven by the inorganic impact from our 2026 and 2025 acquisitions and lower project margins primarily related to elevated metal costs and the ongoing impact of tariffs on imports from Canada. Gross profit increased $11 million, or 17.5%, compared to the prior-year quarter due to a $9 million benefit from higher organic net sales and a $1 million inorganic benefit.

Cost of goods sold during the nine months ended September 30, 2026 was $321.9 million, or 61.9% of net sales, compared to $267.3 million, or 59.9% of net sales, in the prior-year period. The increase in cost of goods sold as a percent of net sales was primarily driven by the inorganic impact from our 2026 and 2025 acquisitions and lower project margins primarily related to elevated metal costs and the ongoing impact of tariffs on imports from Canada. Gross profit increased $19 million, or 10.7%, from the prior-year

Management’s Discussion and Analysis of Financial Condition and Results of Operations

period due to a $19 million benefit from higher organic net sales and a $3 million inorganic benefit. These benefits were partially offset by a $4 million increase in organic manufacturing costs. Cost of goods sold for the first nine months of 2026 were also impacted by $4 million of tariff refunds, most notably IEEPA tariff refunds, partially offset by $3 million of tariff adjustments based on duties for certain steel and aluminum products.

SG&A expenses during the three months ended September 30, 2026 were $44.9 million, or 24.4% of net sales, compared to $40.7 million, or 26.9% of net sales, in the prior-year quarter. The increase in SG&A expenses was primarily driven by a $3 million inorganic increase and a $1 million increase in organic selling expenses to support growth, partially offset by a $1 million decrease in incentive compensation.

SG&A expenses during the nine months ended September 30, 2026 were $134.0 million, or 25.8% of net sales, compared to $119.0 million, or 26.7% of net sales, in the prior-year period. The increase in SG&A expenses was primarily driven by an $8 million inorganic increase, including a $2 million increase in acquisition costs. Also contributing to the increase were investments to support growth, including a $3 million increase in organic selling expenses and a $3 million increase in people costs, which included a $1 million increase in severance expenses.

Unallocated Corporate

Unallocated Corporate operating loss was $1 million in the third quarter of 2026 and 2025, and $2 million in the first nine months of 2026 and 2025.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Net cash provided by operating activities for the first nine months of 2026 was $222.1 million, compared to $245.5 million for the first nine months of 2025. The unfavorable change in operating activities was primarily due to unfavorable timing related changes in receivables and higher income tax payments, partially offset by favorable timing related changes in accounts payable and accrued expenses and an increase in net earnings.

Net cash used for investing activities was $34.8 million in the first nine months of 2026, compared to $16.8 million of cash provided by investing activities in the first nine months of 2025. The unfavorable change in cash used for investing activities was primarily due to the acquisition of Eventscape, partially offset by an increase in dividends from WAVE.

Net cash used for financing activities was $228.0 million in the first nine months of 2026, compared to $252.0 million for the first nine months of 2025. The favorable change in cash used for financing activities was due to higher net proceeds from borrowings, partially offset by an increase in repurchases of our outstanding common stock and an increase in payments of tax withholdings for share-based compensation plans.

Liquidity

Our liquidity needs for operations vary throughout the year. We retain lines of credit to facilitate our seasonal cash flow needs, since cash flow is historically lower during the first and fourth quarters of our fiscal year.

We have a $910.6 million variable rate senior credit facility, which is comprised of a $500.0 million revolving credit facility (with a $150.0 million sublimit for letters of credit) and a $410.6 million Term Loan A. As of September 30, 2026, the revolving credit facility and Term Loan A were priced at 1.25% over the Secured Overnight Financing Rate (“SOFR”). The revolving credit facility and Term Loan A mature in December 2030. We also have a $25.0 million bi-lateral letter of credit facility and a $0.7 million letter of credit facility.

As of September 30, 2026, the total principal balances outstanding under our senior credit facility included $402.9 million under Term Loan A and $70.0 million under the revolving credit facility.

The senior credit facility includes two financial covenants that require the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense minus cash consolidated interest income to be greater than or equal to 3.0 to 1.0, and requires the ratio of consolidated funded indebtedness, minus AWI and domestic subsidiary unrestricted cash and cash equivalents up to $100 million, to EBITDA to be less than or equal to 3.75 to 1.0 (subject to certain exceptions for certain acquisitions). As of September 30, 2026, we were in compliance with all covenants of the senior credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Term Loan A is currently priced on a variable interest rate basis. We use interest rate swaps to minimize the fluctuations in earnings caused by interest rate volatility associated with our senior credit facility.

The following table summarizes our interest rate swaps, including forward interest rate swaps (dollar amounts in millions):

Coverage Period	Notional Amount	Risk Coverage	Trade Date
November 2023 to December 2026	$50.0	USD-SOFR	October 10, 2023
September 2026 to March 2027	$25.0	USD-SOFR	September 28, 2026
March 2024 to June 2027	$50.0	USD-SOFR	March 27, 2024
November 2023 to November 2027	$50.0	USD-SOFR	September 29, 2023
June 2024 to June 2028	$50.0	USD-SOFR	June 26, 2024
March 2026 to December 2028	$50.0	USD-SOFR	March 19, 2026
June 2026 to June 2029	$50.0	USD-SOFR	June 22, 2026

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

The following table presents details related to our letters of credit facilities (dollar amounts in millions):

	September 30, 2026
Financing Arrangements	Limit	Used	Available
Bi-lateral facility	$25.0	$6.8	$18.2
Letter of credit facility	0.7	0.5	0.2
Revolving credit facility	150.0	-	150.0
Total	$175.7	$7.3	$168.4

As of September 30, 2026, we had $71.4 million of cash and cash equivalents, $54.6 million in the U.S. and $16.8 million in foreign jurisdictions, primarily Canada. As of September 30, 2026, we also had $430 million available under our revolving credit facility. We believe cash on hand and cash generated from operations, together with borrowing capacity under our credit facility, will be adequate to address our near-term liquidity needs based on current expectations of our business operations, capital expenditures and scheduled payments of debt obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our principal executive officer and our principal financial officer, as of September 30, 2026, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31, 2026	96,531	$160.43	95,287	$1,182,599,121
August 1-31, 2026	283,268	$180.44	283,187	$1,131,501,703
September 1-30, 2026	51,768	$166.60	51,673	$1,122,892,131
Total	431,567		430,147

(1)
Includes shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under our long-term incentive plans.

On July 29, 2016, the Board of Directors of the Company approved a share repurchase program authorizing us to repurchase up to $150.0 million of our outstanding shares of common stock (the “Program”). Since inception of the Program, this authorization has been increased to permit repurchases of up to an aggregate of $2,500.0 million of our outstanding shares of common stock through December 31, 2029.

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

During the three months ended September 30, 2026, we repurchased 0.4 million shares under the Program for a total cost of $75.0 million, excluding commissions and taxes, or an average price of $174.36 per share. During the nine months ended September 30, 2026, we repurchased 1.2 million shares under the Program for a total cost of $209.9 million, excluding commissions and taxes, or an average price of $170.65 per share. Since inception through September 30, 2026, we have repurchased 16.6 million shares under the Program for a total cost of $1,377.1 million, excluding commissions and taxes, or an average price of $82.74 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Offer Letter to Jennifer O. Kozak dated July 9, 2026.*†

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. †

32.1	Certification of Chief Executive Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

32.2	Certification of Chief Financial Officer required by Rule 13a and 18 U.S.C. Section 1350. ††

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. †

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL.

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

Date: October 27, 2026